Form 10QSB/A
period 1996-03-31
NATIONAL DIAGNOSTICS INC
filed 1996-06-26
CIK 925894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  0-24696


                           NATIONAL DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Florida                               59-3248917
         (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization           Identification No.)

     737B West Brandon Blvd., Brandon, Florida              33511
    (Address of Principal Executive Offices)              (Zip Code)

    Registrant's Telephone Number, including area code:   (813) 661-9501

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.    YES [X]   NO [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

   Class:  Common Stock, No Par Value      Outstanding at April 24, 1996:
                                                2,539,629

   Transitional Small Business Disclosure Format (check one) YES [ ]  NO [X]

                           NATIONAL DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB
                                                                       Page
                                                                      Number
   PART I.   FINANCIAL STATEMENTS

   Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets at
                  December 31, 1995 and March 31, 1996                    3

               Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1995
                  and 1996                                                5

               Condensed Consolidated Statements of Cash Flows
                  for three months ended March 31, 1995 and 1996          6

               Notes to Condensed Consolidated Financial Statements       7

   Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    14

   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings                                           16

   Item 6.   Exhibits and Reports on Form 8-K                            16

   SIGNATURES                                                            17

   ITEM - 1
                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                March 31,
                                                  December 31,     1996
                                                     1995      (Unaudited)
      Current assets:
        Cash                                    $   128,094   $   163,519
        Accounts receivable, net of
         allowance of $342,900 and $365,300       1,500,841     1,852,148
         in 1995 and 1996, respectively
        Prepaid expenses and other
         current assets                             301,761       355,661
                                                  ---------     ---------
               Total current assets               1,930,696     2,371,328
                                                  ---------     ---------
      Property and equipment                      6,732,150     6,812,914
        Less: accumulated depreciation
         and amortization                        (2,197,420)   (2,423,971)
                                                  ---------     ---------
               Net property and equipment         4,534,730     4,388,943
                                                  ---------     ---------
      Other assets:
        Excess of purchase price over net
         assets acquired, net of accumulated
         amortization of $36,547 and $42,916
         in 1995 and 1996 respectively              452,914       446,545
      Deposits                                       53,115        56,471
      Other                                          57,805        45,844
                                                  ---------     ---------
               Total other assets                   563,834       548,860
                                                  ---------     ---------
                                                $ 7,029,260   $ 7,309,131
                                                ===========   ===========

                             See Accompanying Notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                 March 31,
                                                December 31,       1996
                                                   1995         (Unaudited)
      Current liabilities:
        Lines of Credit                         $   409,500     $   450,500
        Note Payable                                  8,000           8,000
        Note due to related party                    49,243          50,000
        Current installments of long-term           100,487          98,000
         debt
        Current installments of obligations
         under capital leases                       648,909         652,000
        Accounts payable                            604,479         668,987
        Accrued radiologist fees                    225,815         281,198
        Accrued expenses, other                     411,262         439,155
        Due to related party                         57,231          75,057
                                                -----------     -----------
             Total current liabilities            2,514,926       2,722,897

      Long-term liabilities:
        Long-term debt, excluding current
          installments                              541,124         520,414
        Obligations under capital leases,
          excluding current installments          2,489,444       2,415,759
        Deferred lease payments                     210,335         276,260
                                                -----------     -----------
             Total liabilities                    5,755,829       5,935,330
                                                -----------     -----------
      Commitments and contingencies

      Stockholders' equity:
        Preferred stock, no par value,
          1,000,000 shares authorized, no
          shares issued and outstanding                   -               -
        Common stock, no par value,
          9,000,000 shares authorized,
          2,539,629 shares issued and
          outstanding in 1996 and 1995                  668             668
        Additional paid-in capital                2,079,268       2,079,267
        Retained earnings (deficit)                (806,504)       (706,134)
                                                -----------     -----------
             Net stockholders' equity             1,273,431       1,373,801
                                                -----------     -----------
                                                $ 7,029,260     $ 7,309,131
                                                ===========     ===========

                             See Accompanying Notes

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                              Three months     Three months
                                                  ended           ended
                                                March 31,       March 31,
                                                  1995             1996
                                               (Unaudited)     (Unaudited)

    Revenue, net                              $ 1,342,031     $ 2,189,706
                                               ----------      ----------
    Operating expenses:
     Direct operating expenses                    677,517       1,056,156
     General and administrative                   470,217         722,904
     Depreciation and amortization                198,594         244,881
                                               ----------      ----------
            Total operating expenses            1,346,328       2,023,941
                                               ----------      ----------
            Operating income (loss)                (4,297)        165,765

    Interest expense                               75,538          97,837
    Other income (loss)                             7,306          32,442
                                               ----------      ----------
    Income (loss) before income taxes             (72,529)        100,370

    Income taxes                                        -               -
                                               ----------      ----------
            Net income (loss)                 $   (72,529)    $   100,370
                                               ==========      ==========
    Net income (loss) per common share        $      (.04)    $       .04
                                               ==========      ==========
    Weighted average number of
     common shares outstanding                 $1,700,000      $2,539,629
                                               ==========      ==========

                             See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                Three months
                                                 Three months        ended
                                                    ended          March 31,
                                                March 31, 1995       1996
                                                 (Unaudited)      (Unaudited)
   Cash flows from operating activities:
     Net income (loss)                            $  (72,529)      $ 100,370

     Adjustments to reconcile net income
      (loss) to net cash provided by operating
       activities:
       Income taxes                                  (11,000)              -
       Depreciation and amortization                 198,594         244,881
       Provision for bad debts                             -          22,400
       Increase in accounts receivable              (241,914)       (373,707)
       Loss on disposition of equipment                    -           4,377
       (Increase) in prepaid expenses and
        other current assets                        (141,289)        (53,900)
       Increase in organization & start-up costs     (28,732)              -
       Increase in accounts payable                    85,153         64,508
       Increase in accrued radiologist fees                 -         55,383
       Increase in other accrued expenses                   -         27,893
       Increase in deferred lease payments                  -         65,925
                                                    ---------      ---------
     Net cash provided by operating activities       (211,717)       158,130
                                                    ---------      ---------
   Cash flows provided (used) by investing
    activities:
     Purchases of property and equipment             (176,211)       (18,927)
     Increase in notes receivable                     (17,089)             -
     Increase in goodwill                             (69,535)             -
                                                    ---------      ---------
       Net cash used by investing activities         (262,835)       (18,927)
                                                    ---------      ---------
   Cash flows provided (used) by financing
   activities:
     Increase (net) in line of credit                       -         41,000
     Repayment of long-term borrowings               (313,567)       (23,197
     Proceeds of borrowing from related parties             -         18,583
     Principal payments under capital lease
      obligations                                    (132,411)      (136,808)
     Proceeds from borrowings on long-term debt       345,378              -
     Increase in deposits                             (88,678)             -
     Proceeds from borrowings on other notes
      payable                                          48,697         (3,356)
                                                    ---------      ---------
       Net cash (used) by financing activities       (140,581)      (103,778)
                                                    ---------      ---------
   Net increase (decrease) in cash                   (615,133)        35,425

   Cash at beginning of period                      1,497,510        128,094
                                                    ---------      ---------
   Cash at end of period                          $   882,377      $ 163,519
                                                  ===========      =========
   Supplemental disclosure of cash flow
    information:
     Interest paid                                $    76,649      $       -
                                                  ===========      =========
    Asset added under capital lease               $         -      $  66,214
                                                  ===========      =========

                             See Accompanying Notes.

                                 March 31, 1996
                                   (Unaudited)

   (1)  Significant Accounting Policies

     The accounting policies followed by National Diagnostics, Inc., and Subsidiaries (the "Company") for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the information presented.

     The quarterly condensed consolidated financial statements herein have been prepared by the Company without audit. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Although the Company management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly condensed consolidated financial statements be read in conjunction with the audited annual financial statements and footnotes thereto.

   (2)  Property and Equipment

     Property and equipment consists of the following:
                                                               Estimated
                                  December 31,     March 31,     service
                                     1995            1996      life (years)

   Land                            $   85,000     $   85,000
   Building                           253,041        253,041        39
   Medical Equipment                5,200,475      5,277,900         7
   Office furniture and equipment     477,739        483,347         7
   Vehicles                           232,542        228,165         5
   Leasehold improvements             483,353        485,461       3-5
                                    ---------      ---------
                                   $6,732,150     $6,812,914
                                   ==========     ==========
   (3)  Lines of Credit

     The banks have a first security interest on certain accounts receivable. The lines have varying interest rates ranging from bank index plus 1 to 2 percent (at March 31, 1996, 10.25%).

                  Line of credit limit             $550,000
                  Qualifying borrowing base         550,000
                  Outstanding loan balance          450,500

     Payment and declaration of dividends are restricted. In accordance with the loan agreement the Company may not pay or declare dividends without the prior written consent of the bank. No dividends have been paid or declared at March 31, 1996.

   (4)  Long-Term Debt

        Long-term debt is summarized as follows:
                                                   December 31,   March 31,
                                                      1995          1996
        Installment loans payable which
        consist of anumber of separate
        installment loan contracts secured by
        equipment and vehicles.  The
        loans require monthly installments of
        principal andinterest over terms that
        vary from two to fiveyears.  At March
        31, 1996, the loans bear interest at
        rates ranging from 9.5% to 12.25%.          346,334      324,071

        Mortgage note payable in monthly
        installments of $2,445.88 including
        interest at 8.75%; maturing April,
        2020; secured by mortgaged real estate
        property.                                   295,277      294,343
                                                   --------     --------
        Total long-term debt                        641,611      618,414

        Less current installments of
        long-term debt                              100,487       98,000
                                                   --------     --------
        Long-term debt, excluding current
        installments                               $541,124     $520,414
                                                   ========     ========

        The aggregate principal payments of long-term debt required annually are:

        Nine months ending December 31:   1996       $  77,289
        Year ending December 31:          1997          96,493
                                          1998          91,967
                                          1999          74,142
                                          2000           5,184
                                          2001           5,657
                                    Thereafter         267,282
                                                      --------
                                                     $ 618,414
                                                     =========
   (5)  Leases

     The Company has entered into capital leases for medical equipment which expire in 2002. The gross amount of equipment and related accumulated amortization recorded under capital leases are as follows:

                                             December 31,      March 31,
                                                 1995            1996

     Medical equipment                         $5,012,412     $4,630,105

     Less accumulated amortization              2,045,692      1,887,248
                                               ----------     ----------
                                               $2,966,720     $2,742,857
                                               ==========     ==========

     Amortization of assets held under capital lease is included with depreciation expense.

     The present value of future minimum capital lease payments is as follows:

     Nine months ending December 31:     1996        $   514,777
     Year ending December 31:            1997            791,556
                                         1998            877,911
                                         1999            501,317
                                         2000            238,418
                                         2001            142,474
                                   Thereafter              1,306
                                                       ---------
     Present value of minimum capital
       lease payments                                  3,067,759

     Less current installments of
       obligations under capital leases                  652,000
                                                      ----------
     Obligations under capital leases,
       excluding current installments                $ 2,415,759
                                                      ==========

     The Company is obligated under noncancellable operating leases that expire through 2001.

     Rental expense related to these noncancellable lease was approximately $53,600 and $100,250 for the three months ended March 31, 1995 and 1996, respectively.

   (6)  Notes Payable to Related Parties

        Note payable to related parties is as follows:

                                                      December 31,  March 31,
                                                          1995        1996
        Note payable with interest at 8.5%,
        payable in twelve monthly installments of
        $4,167 plus interest commencing September
        1996.                                          $ 49,243     $ 50,000
                                                       ========     ========

        Interest expense to related parties totaled $379 and $757 for the three months ended March 31, 1995 and 1996, respectively.

   (7)  Other Notes Payable

        Other notes payable are summarized as follows:

                                                      December 31,  March 31,
                                                          1995        1996
          Note payable with interest at
          9.5%, due April, 1996; unsecured             $  8,000     $  8,000
                                                       ========     ========
   (8)  Income Taxes

        The Company had no income tax expense for the three months ended March 31, 1995 and 1996.

        The income tax provision for 1995 and 1996 reconciled to the tax computed at the statutory rate of 34% is as follows:

                                                    1995             1996

   Income taxes (benefit) at
        statutory rate                            $(25,000)        $34,000
   State income taxes                               (3,000)          4,000
   Increase in valuation allowance                  24,000               -
   Nondeductible expenses                            4,000           3,000
                                                         -               -
                                                    ------          ------
   Utilization of operating loss
        carryforwards                              $     -        $(41,000)
                                                    ======          ======

        The deferred tax asset and liability consist of the following at March 31:

                                              December 31,        March 31,
                                                  1995              1996
   Assets

     Net operating loss carry forward            $158,000         $110,000
     Allowance for doubtful accounts              133,700          142,500
     Deferred rents                                75,800          107,700
     Accrued compensation                          18,600              -
     Pre-opening costs                             29,800           25,900
     Acquisition basis difference                 122,300          122,000
                                                  -------         --------
                                                  538,300          508,100
     Less:  valuation allowance                  (310,900)        (269,300)
                                                 --------         --------
                                                  227,400          238,800
   Liabilities                                   --------         --------
     Fixed assets                                 227,000          238,300
     Goodwill                                         400              500
                                                 --------         --------
                                                  227,400          238,800
                                                 --------         --------

   Deferred taxes                                $    -           $    -
                                                  =======          =======


        At March 31, 1996 approximately $232,000 in net operating carry forwards remain which will expire if not utilized by 2010.

   (9)  Organization

     The condensed consolidated financial statements include the accounts of National Diagnostics, Inc. ("Company"), Alpha Associates, Inc. ("Associates"), Alpha Acquisitions Corp. ("Acquisitions"), SunPoint Diagnostic Center, Inc. ("SunPoint"), National Diagnostics/Orange Park, Inc. ("Orange Park") and National Diagnostics/Cardiology, Inc. ("Cardiology"). Associates and Acquisitions hold 100% of the partnership interests in Brandon Diagnostic Center, Ltd. ("Brandon"). National Diagnostics, Inc., is a holding company which was formed in June, 1994. The Company, Associates, and Acquisitions had common stockholders. In September, 1994, the stockholders exchanged all of their shares of common stock of Associates and Acquisitions for 1,200,000 shares of common stock and 1,200,000 common share purchase warrants exercisable at $7.20 per share of the Company. The stock exchange resulted in a combination of entities under common control and was accounted for by combining the historical amounts of the companies (similar to a pooling of interests).

     Effective September 20, 1994, the Company completed an Initial Public Offering (IPO) of 500,000 units wherein each unit consists of one share of common stock and one common share purchase warrant exercisable at $7.20 per share. The net proceeds from this sale were approximately $2,400,000.

     On November 7, 1994, the Company formed a wholly-owned subsidiary and opened SunPoint Diagnostic Center, Inc. (SunPoint).

     On February 1, 1995, the Company formed a wholly-owned subsidiary, National Diagnostics/Orange Park, Inc. (Orange Park) and purchased the assets of a mobile company.

     The Company provides medical imaging services to patients in Brandon (Brandon), Ruskin (SunPoint), and greater Jacksonville area (Orange Park and Cardiology), Florida.

     On February 1, 1995 the Company purchased certain assets for $112,000 from a medical imaging diagnostic center in Middleburg, Florida. This transaction was accounted for as a purchase. The purchase price is paid as follows: $62,000 was paid at closing and $50,000 is to be paid in twelve monthly installments beginning September, 1996. Additionally, the Company is to issue an amount of its unregistered stock which when multiplied by a price per share equal to the average of the bid and asked price for the five trading days immediately preceding the closing date equals the amount collected on the seller's accounts receivable for the period February 1, 1995 through July 31, 1995. The $106,474 liability relative to this transaction is contained in the note due to related party $49,243; and due to related party $57,231. Pro forma information is not provided herein because of the transaction's insignificant effect on the Company's financial statement.

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited financial statements and the related notes thereto for March 31, 1995 and 1996 include all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation and are prepared on the same basis as the audited annual statements. The interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

   (10)  Legal Action

     On February 9, 1996 the physician group, which in December, 1995 terminated its contract for reading services with the Brandon and SunPoint centers, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The Company deny's any material breach to the contract and has filed a motion to dismiss. Management feels it has reserved an adequate loss provision in the event of an adverse outcome.

     On March 10, 1995 legal action was instituted against A.T. Brod & Co., Inc. (a national stock brokerage firm) by a terminated employee of A.T. Brod & Co., Inc. ("A.T. Brod"). A.T. Brod was a major market maker for National Diagnostics, Inc. stock. The action alleges wrongful discharge, breach of contract, deformation of character, conspiracy and tortious interference with a contract arising out of the alleged wrongful termination of the plaintiff by A.T. Brod. The Company was named in the suit. Compensatory and punitive damages of $2,830,000 are sought. On June 14, 1995, a motion was made under the rules of the National Association of Dealers to compel arbitration of the matter and to stay the action in entirety against the Company pending the outcome of the arbitration. Upon receiving the motion, the plaintiff's attorney indicated he agreed with the defendants' position, consenting to arbitration and to stay the action pending the outcome of that arbitration. Through April 29, 1996, the plaintiff's attorney has taken no steps to progress his claim in arbitration. Based upon information available to defendants' counsel through this date, counsel indicates the claim appears to be not meritorious. The Company feels the suit is without merit and intends to vigorously defend itself. The ultimate outcome of this legal matter cannot be determined at this time, and accordingly, no adjustments have been made to the consolidated financial statements.

   (11)  Subsequent Event

     The Company has entered into a lease commitment for medical equipment it expects to take receipt of in June, 1996. It will be an upgraded replacement for a previously leased piece of equipment. Cost of the unit will approximate $624,000 which will be financed with a 72 month lease to be accounted for as a capital lease. Payment will be made in 66 monthly installments of $12,770. Future minimum lease payments are as follows:

                              Future Lease Payments

                              1996         $ 26,000
                              1997          153,000
                              1998          153,000
                              1999          153,000
                              2000          139,000

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

   Results of Operations

   Net revenues for the three months ended March 31, 1996 were $2,189,706 compared to $1,342,031 for the same period in 1995, representing a 63% increase. The increase is primarily attributable to an increase in the volume of procedures performed. The Company generated net revenues of $445,127 and $134,214 in the first quarter of 1996 as a result of the addition of the National Diagnostics/Orange Park, Inc ("Orange Park") in February 1995 and National Diagnostics/Cardiology, Inc. ("Cardiology") in September 1995, respectively.

   Direct operating expenses for the three months ended March 31, 1996 were $1,056,156 compared to $677,517 for the same period in 1995, representing a 55.9% increase. Direct operating expenses as a percentage of net revenue decreased to 48.2% from 50.5% for the three months ended March 31, 1996 and 1995, respectively. The increase in direct operating expenses was primarily due to the addition of Orange Park and Cardiology. The decrease of direct costs as a percent of net revenue was a result of certain cost cutting measures taken by the Company in December 1995 including obtaining more favorable contracts for medical supplies.

   General and administrative expenses for the three months ended March 31, 1996 were $722,904 compared to $470,217 for the same period in 1995, representing a 53.7% increase. The increase is primarily attributable to the addition of the Orange Park and Cardiology facilities and additional personnel costs. Personnel were added in response to the increase volume of procedures performed overall and the expansion of facilities.

   The substantial increase in net revenues over that experienced in 1995 (a 14% or $264,000 increase in revenues from the preceding quarter ending December 31, 1995 and containment of operating expenses down 7% or $157,000 from the preceding quarter ending December 31, 1995) resulted in a net profit of $100,370 for the three months ended March 31, 1996 from a net (loss) of $(72,529) for the three months ended March 31, 1995. Net income for the Brandon Diagnostic Center ("Brandon"), the Company's most mature center, increased to $318,355 on revenues of $1,272,847 for the three months ended March 31, 1996 from $140,824 on revenues of $1,029,128 for the three months ended March 31, 1995 as a result of expanded services and additional capacity to perform services. Net income for the National Diagnostics/SunPoint, Inc. ("SunPoint") facility increased to $21,247 on revenues of $337,518 for the three months ended March 31, 1996 from a loss of $(110,438) on revenues of $270,257 for the same period in 1995 as a result of increased revenues and decreased expenses. National Diagnostics/Orange Park, Inc. ("Orange Park") did not become a full fixed site facility until the 3rd quarter of 1995. However, Orange Park realized a loss of $(108,151) on revenues of $445,127 for the quarter ending March 31, 1996 compared to the preceding quarter's loss of $(147,312) on revenues of $504,366. National Diagnostics/Cardiology, Inc. ("Cardiology") was not operational until the 3rd quarter of 1995.
   However, Cardiology realized a profit of $1,003 on revenues of $134,214 for the quarter ending March 31, 1996 compared to the preceding quarter's loss of $15,662 on revenues of $132,806. National Diagnostics, Inc. ("Parent") company which provides executive management, billing and accounting functions for its subsidiaries realized a loss of $(128,563) on management fees of $173,000 for the quarter ending March 31, 1996 compared to a loss of $(65,314) on management fees of $56,000 for the same period in 1995. The management fees charged to its subsidiaries eliminated upon consolidation. The billing services and costs did not commence until the 3rd quarter of 1995.

   Liquidity and Capital Resources

   The Company generated $158,130 from operations in the 1st quarter 1996 compared to the same period in 1995 when operations used $(211,717). Investing activities used $18,927 for the acquisition of equipment. Financing activities used $103,778; approximately $163,000 was used toward debt retirement offset by approximately $58,000 of proceeds from additional borrowing. The Company increased its net cash balance after the above transaction by approximately $35,000. The Company attributes the positive performance experienced in the first quarter to the increase in revenues and certain cost cutting measures the Company undertook in December 1995 (see discussion under Results of Operations). Based on the Company's belief that the positive performance from operations will continue and other financing factors discussed below, the Company believes that its presently anticipated short and long-term needs for operations, capital debt repayments and capital expenditures with respect to its current operations can be satisfied through internally generated funds, third party leasing, and its existing credit facilities with South Trust Bank of West Florida. (See also the Company's growth strategy below). There is no assurance that these short-term needs can be met.

   Pursuant to a prior and a subsequent agreement the Company will issue in the 2nd quarter 33,448 common shares of stock to retire approximately $67,000 of current debt owed to a Company executive. Additionally, a $50,000 note payable to the Company executive has been refinanced with a principal reduction to be made in twelve equal monthly installments commencing September, 1996.

   Due to the rapid expansion of facilities and increase in additional personnel and related costs the Company has continued to experience difficulty in meeting timely its current obligations to its trade vendors. All fixed commitments to its banking and leasing creditors have been timely satisfied. In December the Company acted upon numerous annual cost cutting measures; from which a partial effect has already been realized in the 1st quarter. The Company expects the positive effects of these savings and increased revenues to continue. There is no assurance that these goals will be met.

   Medical equipment, capital improvements, acquisitions and new center development historically have been funded through the Company's initial public offering in September 1994, third party capital lease and debt obligations and internally generated cash flow. The leases are generally secured by the equipment, and sometimes other assets, of particular facilities. Interest rates in connection with the leases and borrowings range from fixed rates of up to 12.25% to a variable rate equal to the bank prime rate plus 1%. Certain of the Company's long-term debt obligations are personally guaranteed by the Company's principal shareholders and their spouses.

   The Company's remaining growth strategies will require additional funds. In the event the Company proceeds with the establishment of additional facilities, or encounter favorable acquisition opportunities in the near future, the Company may incur, from time to time, additional indebtedness and attempt to issue equity or debt securities in public or private transactions. The Company entered into a contract effective April 1, 1996 with financial consultants. They will assist in the formulation and execution of the Company's continued acquisition and financing program.
   As partial compensation the Company intends to issue warrants to purchase 40,000 common shares exercisable at $2.50 per share and 40,000 common shares exercisable at $3.00 per share. Additionally, the Company entered into a consulting contract effective April 1, 1996 to structure the Company's management and financial information systems for future expansion. As partial compensation the Company will issue warrants to purchase 100,000 shares, exercisable at $3.00 per share. There is no assurance that the Company will be successful in securing additional financing or capital through equity or debt securities.

   On March 6, 1995, Brandon Diagnostic Center, Ltd. entered into a credit facility with SouthTrust Bank of West Florida, consisting of a $300,000 five-year term loan and a $500,000 revolving line of credit. The proceeds of the term loan were used to refinance an existing $300,000 term loan with another financial institution. Interest on both the revolving line of credit and term loan are payable at the bank's prime rate (9% as of May 5, 1996), plus one percent. The revolving line of credit expires on May 30, 1996 and is currently under consideration for renewal. As of April 29, 1996, the outstanding principal balance thereunder was $460,500. The revolving line of credit is scheduled for renewal on June 30, 1996 (the Company received an extension for thirty days and has been informed by banking officials that renewal is probable). The Company is also discussing the possibility of increasing the line of credit by financing all of its trade receivables; thereby expanding available credit by as much as $400,000. Additionally, the Company is placing additional emphasis on the collection of receivables with an increase in staff and refinement of its existing billing and collection efforts.

   The Company has over the last few years experienced increased pressures on reimbursement from third parties. The Company expects such pressures to cause reduced pricing in the aggregate for diagnostic procedures in the future. Due primarily from the Company's revenue mix the effects of reduced pricing have been minimized . Approximately 47% of which has been derived from private insurance carriers, individuals, worker's compensation and other sources that have not experienced reimbursement pressures characteristics of managed care providers, Medicare and Medicaid. Additionally, the Company has entered into certain capitation contracts with minimum flooring reimbursements which the Company believes will ultimately bring new found business to the Centers.

   PART II.                     OTHER INFORMATION

   Item 1.  Legal Proceedings

     On February 9, 1996 the physician group, which in December, 1995 terminated its contract for reading services with the Brandon and SunPoint centers, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The Company deny's any material breach to the contract and has filed a motion to dismiss. Management feels it has reserved an adequate loss provision in the event of an adverse outcome.

     The has been no material developments in the "Blackey" legal action described in Note 10 to the financial statements and more fully described in Part I Item 3 of Form 10-KSB for the year ending December 31, 1995.

   Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.31 Letter agreement regarding consulting services by and between the Company and Mark A. Marsella dated March 29, 1996.

     10.32 Letter agreement regarding financial, consulting, and investment banking services by and between the Company and Judson Enterprises, Ltd. dated March 29, 1996.

     (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date: June 13, 1996

         NATIONAL DIAGNOSTICS, INC.

         /s/ Curtis L. Alliston
         Curtis L. Alliston
         President and Chief Operating Officer

         /s/ Dennis C. Hult
         Dennis C. Hult
         Comptroller

                           NATIONAL DIAGNOSTICS, INC.

                          EXHIBIT INDEX TO FORM 10-QSB
   Exhibits

   10.31 Letter agreement regarding consulting services by and between the Company and Mark A. Marsella dated March 29, 1996.

   10.32 Letter agreement regarding financial, consulting, and investment banking services by and between the Company and Judson Enterprises, Ltd. dated March 29, 1996.