Form 10QSB/A
period 1996-03-31
NATIONAL DIAGNOSTICS INC
filed 1996-07-25
CIK 925894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 AMENDMENT NO. 2
                                  FORM 10-QSB/A


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  0-24696


                           NATIONAL DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


               Florida                                     59-3248917
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    737B West Brandon Blvd., Brandon, Florida                    33511
    (Address of Principal Executive Offices)                   (Zip Code)


     Registrant's Telephone Number, including area code:    (813) 661-9501



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

   Class:  Common Stock,            Outstanding at April 24, 1996:  2,539,629
    No Par Value

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

   ITEM - 1


                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                     ASSETS

                                                                  March 31,
                                                 December 31,        1996
                                                     1995        (Unaudited)

   Current assets:

     Cash                                         $   128,094    $   163,519
     Accounts receivable, net of allowance of
      $342,900 and $365,300 in 1995 and 1996,
      respectively                                  1,500,841      1,852,148

     Prepaid expenses and other current assets        301,761        355,661
                                                    ---------      ---------

          Total current assets                      1,930,696      2,371,328
                                                    ---------      ---------
   Property and equipment                           6,732,150      6,812,914
     Less:  accumulated depreciation and
      amortization                                 (2,197,420)    (2,423,971)
                                                   ----------     ----------
          Net property and equipment                4,534,730      4,388,943
                                                   ----------     ----------

   Other assets:

     Excess of purchase price over net assets
      acquired, net of accumulated amortization
      of $36,547 and $42,916 in 1995 and 1996
      respectively                                    452,914        446,545
     Deposits                                          53,115         56,471
     Other                                             57,805         45,844
                                                   ----------     ----------
            Total other assets                        563,834        548,860
                                                   ----------     ----------
                                                  $ 7,029,260    $ 7,309,131
                                                    =========     ==========



                             See Accompanying Notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                           March 31,
                                         December 31,         1996
                                             1995         (Unaudited)

   Current liabilities:
     Lines of Credit                     $  409,500      $  450,500
     Note Payable                             8,000           8,000
     Note due to related party               49,243          50,000
     Current installments of long-
      term debt                             100,487          98,000
     Current installments of
      obligations under capital
      leases                                648,909         652,000
     Accounts payable                       604,479         668,987
     Accrued radiologist fees               225,815         281,198
     Accrued expenses, other                411,262         439,155
     Due to related party                    57,231          75,057
                                         ----------       ---------

      Total current liabilities           2,514,926       2,722,897


   Long-term liabilities:
     Long-term debt, excluding
      current installments                  541,124         520,414
     Obligations under capital
      leases, excluding current
      installments                        2,489,444       2,415,759

     Deferred lease payments                210,335         276,260
                                          ---------       ---------
      Total liabilities                   5,755,829       5,935,330
                                          ---------       ---------
   Commitments and contingencies


   Stockholders' equity:
     Preferred stock, no par value,
      1,000,000 shares authorized, no
      shares issued and outstanding               -               -

     Common stock, no par value,
      9,000,000 shares authorized,
      2,539,629 shares issued
      and outstanding in 1996 and
      1995                                      668             668
     Additional paid-in capital           2,079,267       2,079,267
     Retained earnings (deficit)           (806,504)       (706,134)
                                          ---------       ---------
        Net stockholders' equity          1,273,431       1,373,801
                                          ---------       ---------
                                        $ 7,029,260     $ 7,309,131
                                          =========       =========



                             See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations



                                         Three months      Three months
                                            ended             ended
                                          March 31,         March 31,
                                             1995              1996
                                         (Unaudited)       (Unaudited)

   Revenue, net                            $1,342,031         $2,189,706
                                            ---------          ---------
   Operating expenses:
     Direct operating expenses                677,517          1,056,156
     General and administrative               470,217            722,904
     Depreciation and amortization            198,594            244,881
                                            ---------          ---------
          Total operating expenses          1,346,328          2,023,941

          Operating income (loss)              (4,297)           165,765


   Interest expense                            75,538             97,837
   Other income (loss)                          7,306             32,442
                                           ----------         ----------

   Income (loss) before income taxes          (72,529)           100,370
   Income taxes                                     -                  -
                                           ----------         ----------
            Net income (loss)                $(72,529)          $100,370
                                             ========            =======

   Net income (loss) per common share           $(.04)              $.04
                                                =====               ====

   Weighted average number of
     common shares outstanding             $1,700,000         $2,539,629
                                            =========          =========




                             See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                                                    Three
                                                Three months        months
                                                   ended            ended
                                                 March 31,        March 31,
                                                    1995             1996
                                                (Unaudited)      (Unaudited)
   Cash flows from operating activities:

    Net income (loss)                              $(72,529)        $100,370
    Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
      Income taxes                                  (11,000)               -
      Depreciation and amortization                 198,594          244,881
      Provision for bad debts                             -           22,400
      Increase in accounts receivable              (241,914)        (373,707)
      Loss on disposition of equipment                    -            4,377
      (Increase) in prepaid expenses and other
       current assets                              (141,289)         (53,900)
      Increase in organization & start-up costs     (28,732)               -
      Increase in accounts payable                   85,153           64,508
      Increase in accrued radiologist fees                -           55,383
      Increase in other accrued expenses                  -           27,893
      Increase in deferred lease payments                 -           65,925
                                                    -------         --------
      Net cash provided by operating activities    (211,717)         158,130
                                                   --------         --------
   Cash flows provided (used) by investing
    activities:

    Purchases of property and equipment            (176,211)         (18,927)
    Increase in notes receivable                    (17,089)               -
    Increase in goodwill                            (69,535)               -
                                                   --------        ---------

      Net cash used by investing activities        (262,835)         (18,927)
                                                   --------         --------

   Cash flows provided (used) by financing
    activities:
    Increase (net) in line of credit                      -           41,000
    Repayment of long-term borrowings              (313,567)         (23,197)
    Proceeds of borrowing from related parties            -           18,583
    Principal payments under capital lease
      obligations                                  (132,411)        (136,808)
    Proceeds from borrowings on long-term debt      345,378                -
    Increase in deposits                            (88,678)               -
    Proceeds from borrowings on other notes
      payable                                        48,697           (3,356)
                                                   --------         --------

      Net cash (used) by financing activities      (140,581)        (103,778)
                                                   --------         --------

   Net increase (decrease) in cash                 (615,133)          35,425

   Cash at beginning of period                    1,497,510          128,094
                                                  ---------         --------

   Cash at end of period                           $882,377         $163,519
                                                    =======          =======

   Supplemental disclosure of cash flow
    information:

    Interest paid                                   $76,649         $      -
                                                    =======           ======
       Asset added under capital lease            $       -          $66,214
                                                    =======          =======


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


   (2)    Property and Equipment

    Property and equipment consists of the following:

                                                              Estimated
                                                               service
                             December 31,      March 31,        life
                                 1995            1996          (years)

   Land                           $85,000        $85,000
   Building                       253,041        253,041          39
   Medical Equipment            5,200,475      5,277,900           7
   Office furniture and
    equipment                     477,739        483,347           7
   Vehicles                       232,542        228,165           5
   Leasehold improvements         483,353        485,461         3-5
                                ---------      ---------
                               $6,732,150     $6,812,914
                                =========      =========


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


   (4)    Long-Term Debt

      Long-term debt is summarized as follows:

                                        December 31,    March 31,
                                            1995          1996
   Installment loans payable which
   consist of a number of separate
   installment loan contracts
   secured by equipment and
   vehicles.  The loans require
   monthly installments of
   principal and interest over
   terms that vary from two to five
   years.  At March 31, 1996, the
   loans bear interest at rates
   ranging from 9.5% to 12.25%.              346,334      324,071


   Mortgage note payable in monthly
   installments of $2,445.88
   including interest at 8.75%;
   maturing April, 2020; secured by
   mortgaged real estate property.           295,277      294,343
                                            --------     --------
   Total long-term debt                      641,611      618,414

   Less current installments of
    long-term debt                           100,487       98,000
                                            --------     --------

   Long-term debt, excluding current
    installments                            $541,124     $520,414


   The aggregate principal payments of long-term debt required annually are:


   Nine months ending December 31:      1996         $77,289
   Year ending December 31:             1997          96,493
                                        1998          91,967
                                        1999          74,142
                                        2000           5,184
                                        2001           5,657
                                        Thereafter   267,682
                                                     -------
                                                    $618,414
                                                     =======

   (5)    Leases

    The Company has entered into capital leases for medical equipment which expire in 2002. The gross amount of equipment and related accumulated amortization recorded under capital leases are as follows:


                                     December 31,      March 31,
                                         1995            1996

   Medical equipment                   $5,012,412     $4,630,105
   Less accumulated amortization        2,045,692      1,887,248
                                        ---------      ---------
                                       $2,966,720     $2,742,857
                                        =========      =========



    Amortization of assets held under capital lease is included with depreciation expense.

    The present value of future minimum capital lease payments is as follows:

    Nine months ending December 31:    1996          $514,777
    Year ending December 31:           1997           791,556
                                       1998           877,911
                                       1999           501,317
                                       2000           238,418
                                       2001           142,474
                                       Thereafter       1,306
                                                      -------
    Present value of minimum capital
      lease payments                                3,067,759

    Less current installments of
      obligations under capital leases                652,000
                                                    ---------
    Obligations under capital leases,
      excluding current installments               $2,415,759
                                                    =========


    The Company is obligated under noncancellable operating leases that expire through 2001.

    Rental expense related to these noncancellable leases was approximately $53,600 and $100,250 for the three months ended March 31, 1995 and 1996, respectively.


   (6)  Notes Payable to Related Parties

      Note payable to related parties is as follows:

                                              December 31,   March 31,
                                                  1995          1996

   Note payable with interest at 8.5%,
   payable in twelve monthly installments
   of $4,167 plus interest commencing
   September 1996.                                $49,243      $50,000
                                                  =======      =======


   Interest expense to related parties totaled $379 and $757 for the three months ended March 31, 1995 and 1996, respectively.


   (7)      Other Notes Payable

            Other notes payable are summarized as follows:

                                               December 31,    March 31,
                                                   1995          1996
   Note payable with interest at 9.5%, due
   April, 1996; unsecured                           $8,000        $8,000
                                                     =====         =====



   (8)      Income Taxes

   The Company had no income tax expense for the three months ended March 31, 1995 and 1996.

   The income tax provision for 1995 and 1996 reconciled to the tax computed at the statutory rate of 34% is as follows:

                                                 1995          1996

   Income taxes (benefit) at statutory
     rate                                      $(25,000)      $34,000
   State income taxes                            (3,000)        4,000
   Increase in valuation allowance               24,000            -
   Nondeductible expenses                         4,000         3,000
   Utilization of operating loss
     carryforwards                                   -        (41,000)
                                                  -----         -----
                                                 $   -         $   -
                                                  =====         =====


     The deferred tax asset and liability consist of the following:

                                             December 31,    March 31,
                                                 1995           1996


   Assets
     Net operating loss carry forward          $158,000      $110,000
     Allowance for doubtful accounts            133,700       142,500
     Deferred rents                              75,800       107,700
     Accrued compensation                        18,600             -
     Pre-opening costs                           29,900        25,900
     Acquisition basis difference               122,300       122,000
                                                -------       -------
                                                538,300       508,100

     Less:  valuation allowance                (310,900)     (269,300)
                                                -------       -------
                                                227,400       238,800
                                                -------       -------
   Liabilities
     Fixed assets                               227,000       238,300
     Goodwill                                       400           500
                                                -------       -------
                                                227,400       238,800
                                                -------       -------
   Deferred taxes                              $      -       $     -
                                                =======        ======


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

     On February 1, 1995, the Company purchased certain assets for $112,000 from a medical imaging diagnostic center in Middleburg, Florida. This transaction was accounted for as a purchase. The purchase price is paid as follows: $62,000 was paid at closing and $50,000 is to be paid in twelve monthly installments beginning September, 1996. Additionally, the Company is to issue an amount of its unregistered stock which when multiplied by a price per share equal to the average of the bid and asked price for the five trading days immediately preceding the closing date equals the amount collected on the seller's accounts receivable for the period February 1, 1995 through July 31, 1995. The $106,474 liability relative to this transaction is contained in the note due to related party $49,243; and due to related party $57,231. Pro forma information is not provided herein because of the transaction's insignificant effect on the Company's financial statement.

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

   (10) Legal Action

       On February 9, 1996 the physician group, which in December, 1995 terminated its contract for reading services with the Brandon and SunPoint centers, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The Company denies any material breach to the contract and has filed a motion to dismiss. Management feels it has reserved an adequate loss provision in the event of an adverse outcome.

       On March 10, 1995 legal action was instituted against A.T. Brod & Co., Inc. (a national stock brokerage firm) by a terminated employee of A.T. Brod & Co., Inc. ("A.T. Brod"). A.T. Brod was a major market maker for National Diagnostics, Inc. stock. The action alleges wrongful discharge, breach of contract, defamation of character, conspiracy and tortious interference with a contract arising out of the alleged wrongful termination of the plaintiff by A.T. Brod. The Company was named in the suit. Compensatory and punitive damages of $2,830,000 are sought. On June 14, 1995, a motion was made under the rules of the National Association of Dealers to compel arbitration of the matter and to stay the action in entirety against the Company pending the outcome of the arbitration. Upon receiving the motion, the plaintiff's attorney indicated he agreed with the defendants' position, consenting to arbitration and to stay the action pending the outcome of that arbitration. Through April 29, 1996, the plaintiff's attorney has taken no steps to progress his claim in arbitration. Based upon information available to defendants' counsel through this date, counsel indicates the claim appears to be not meritorious. The Company feels the suit is without merit and intends to vigorously defend itself. The ultimate outcome of this legal matter cannot be determined at this time, and accordingly, no adjustments have been made to the consolidated financial statements.


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

                              Future Lease Payments

                             1996           $26,000
                             1997           153,000
                             1998           153,000
                             1999           153,000
                             2000           139,000



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

   The substantial increase in net revenues over that experienced in 1995 (a 14% or $264,000 increase in revenues from the preceding quarter ending December 31, 1995 and containment of operating expenses down 7% or $157,000 from the preceding quarter ending December 31, 1995) resulted in a net profit of $100,370 for the three months ended March 31, 1996 from a net (loss) of $(72,529) for the three months ended March 31, 1995. Net income for the Brandon Diagnostic Center ("Brandon"), the Company's most mature center, increased to $318,355 on revenues of $1,272,847 for the three months ended March 31, 1996 from $140,824 on revenues of $1,029,128 for the three months ended March 31, 1995 as a result of expanded services and additional capacity to perform services. Net income for the National Diagnostics/SunPoint, Inc. ("SunPoint") facility increased to $21,247 on revenues of $337,518 for the three months ended March 31, 1996 from a loss of $(110,438) on revenues of $270,257 for the same period in 1995 as a result of increased revenues and decreased expenses. National Diagnostics/Orange Park, Inc. ("Orange Park") did not become a full fixed site facility until the 3rd quarter of 1995. However, Orange Park realized a loss of $(108,151) on revenues of $445,127 for the quarter ending March 31, 1996 compared to the preceding quarter's loss of $(147,312) on revenues of $504,366. National Diagnostics/Cardiology, Inc. ("Cardiology") was not operational until the 3rd quarter of 1995.
   However, Cardiology realized a profit of $1,003 on revenues of $134,214 for the quarter ending March 31, 1996 compared to the preceding quarter's loss of $(15,662) on revenues of $132,806. National Diagnostics, Inc. ("Parent") company which provides executive management, billing and accounting functions for its subsidiaries realized a loss of $(128,563) on management fees of $173,000 for the quarter ending March 31, 1996 compared to a loss of $(65,314) on management fees of $56,000 for the same period in 1995. The management fees charged to its subsidiaries are eliminated upon consolidation. The billing services and costs did not commence until the 3rd quarter of 1995.


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

   Due to the rapid expansion of facilities and increase in additional personnel and related costs the Company has continued to experience difficulty in meeting timely its current obligations to its trade vendors. All fixed commitments to its banking and leasing creditors have been timely satisfied. In December the Company acted upon numerous annual cost cutting measures from which a partial effect has already been realized in the 1st quarter. The Company expects the positive effects of these savings and increased revenues to continue. There is no assurance that these goals will be met.

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

   On March 6, 1995, Brandon Diagnostic Center, Ltd. entered into a credit facility with SouthTrust Bank of West Florida, consisting of a $300,000 five-year term loan and a $500,000 revolving line of credit. The proceeds of the term loan were used to refinance an existing $300,000 term loan with another financial institution. Interest on both the revolving line of credit and term loan are payable at the bank's prime rate (9% as of May 5, 1996), plus one percent. As of April 29, 1996, the outstanding principal balance thereunder was $460,500. The revolving line of credit is scheduled for renewal on June 30, 1996 (the Company received an extension for thirty days beyond the original May 30, 1996 expiration date and is currently negotiating to obtain a renewal). The Company is also discussing the possibility of increasing or refinancing the line of credit by financing all of its trade receivables; thereby expanding available credit by as much as $400,000. Additionally, the Company is placing additional emphasis on the collection of receivables with an increase in staff and refinement of its existing billing and collection efforts.

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

   PART II.                     OTHER INFORMATION

   Item 1.  Legal Proceedings

     On February 9, 1996 the physician group, which in December, 1995 terminated its contract for reading services with the Brandon and SunPoint centers, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The Company denies any material breach to the contract and has filed a motion to dismiss. Management feels it has reserved an adequate loss provision in the event of an adverse outcome.

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

   Date: July 18, 1996


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