Form 10QSB
period 1996-06-30
NATIONAL DIAGNOSTICS INC
filed 1996-08-13
CIK 925894

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  0-24696


                           NATIONAL DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)



                    Florida                             59-3248917
                    -------                             ----------
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)


        737B West Brandon Blvd., Brandon, Florida          33511
        -----------------------------------------          -----
        (Address of Principal Executive Offices)         (Zip Code)


Registrant's Telephone Number, including area code:     (813) 661-9501

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



Class:  Common Stock, No Par Value                                         Outstanding at July 11, 1996: 2,573,077

Transitional Small Business Disclosure Format (check one)                  YES [ ]       NO [X]




                                                           Page 1 of 17

                          NATIONAL DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB


                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.                 FINANCIAL STATEMENTS
Item 1.         Financial Statements


                            Condensed Consolidated Balance Sheets at
                                 December 31, 1995 and June 30, 1996                               3

                            Condensed Consolidated Statements of Operations
                                 for the three and six months ended June 30,
                                 1995 and 1996                                                     5

                            Condensed Consolidated Statements of Cash Flows
                                 for the three and six months ended
                                 June 30, 1995 and 1996                                            6

                            Notes to Condensed Consolidated Financial Statements                   8

Item 2.         Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                              15



PART II.                    OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                                                 18


SIGNATURES                                                                                       19

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES



ITEM - 1



                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS




                                                                                    June 30,
                                                       December 31,                   1996
                                                           1995                   (Unaudited)
                                                       ------------               -----------
Current assets:
 Cash                                                  $    128,094               $   133,680
 Accounts receivable, net of allowance of $342,900 in
  1995 and $417,000 in 1996                               1,500,841                 2,075,015
 Prepaid expenses and other current assets                  301,761                   168,984
                                                       ------------               -----------

       Total current assets                               1,930,696                 2,377,679
                                                       ------------               -----------

Property and equipment                                    6,732,150                 7,683,651
 Less:  accumulated depreciation and
  amortization                                          (2,197,420)               (2,640,164)
                                                       ------------               -----------

        Net property and equipment                        4,534,730                 5,043,487
                                                       ------------               -----------

Other assets:
 Note receivable from related party                               -                    77,904
 Excess of purchase price over net assets
  acquired, net of accumulated amortization
  of $36,547 in 1995 and $49,035 in 1996                    452,914                   440,426
 Organization and start-up costs, net                        57,805                   171,845
 Deposits                                                    53,115                    64,474
                                                       ------------               -----------

        Total other assets                                  563,834                   754,649
                                                       ------------               -----------



                                                       $  7,029,260               $ 8,175,815
                                                       ============               ===========


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES






                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    June 30,
                                                    December 31,                      1996
                                                        1995                      (Unaudited)
                                                    ------------                  -----------
   Current liabilities:
    Lines of credit                                 $    409,500                  $   510,500
    Note payable                                           8,000                            -
    Note due related party                                49,243                       50,000
    Current installments of long-term debt               100,487                       96,000
    Current installments of obligations under
     capital leases                                      648,909                      878,000
    Accounts payable                                     604,479                    1,023,839
    Accrued radiologist fees                             225,815                      319,111
    Accrued expenses other                               411,262                      403,648
    Due to related party                                  57,231                        5,430
                                                    ------------                  -----------


          Total current liabilities                    2,514,926                    3,286,528

   Long-term liabilities:
    Long-term debt, excluding current installments       541,124                      497,429
    Obligations under capital leases, excluding
     current installments                              2,489,444                    2,674,503
    Deferred lease payments                              210,335                      265,921
                                                    ------------                  -----------

          Total liabilities                            5,755,829                    6,724,381
                                                    ------------                  -----------

   Stockholders' equity:
    Preferred stock, no par value, 1,000,000
     shares authorized, no shares issued
     and outstanding                                           -                            -
    Common stock, no par value, 9,000,000
     shares authorized, 2,539,629 shares
     issued and outstanding in 1995 and 1996                 668                          675
    Additional paid-in capital                         2,079,267                    2,146,559
    Retained earnings (deficit)                        (806,504)                    (695,800)
                                                    ------------                  -----------

          Net stockholders' equity                     1,273,431                    1,451,434
                                                    ------------                  -----------


                                                    $  7,029,260                  $ 8,175,815
                                                    ============                  ===========


See Accompanying Notes.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                           Three months   Three months    Six months        Six months
                                              ended          ended          ended             ended
                                             June 30,       June 30,       June 30,          June 30,
                                              1995            1996          1995               1996
                                           (Unaudited)    (Unaudited)    (Unaudited)        (Unaudited)
                                           ----------     ----------     ----------         -----------

Revenue, net                              $  1,359,447     $ 2,293,429    $ 2,701,478       $ 4,483,135
                                          ------------     -----------    -----------       -----------

Operating expenses:
 Direct operating expenses                     771,007       1,136,255      1,448,524         2,192,411
 General and administrative                    670,400         783,444      1,136,857         1,506,348
 Depreciation and amortization                 204,454         256,026        406,808           500,907
                                          ------------     -----------    -----------       -----------

       Total operating expenses              1,645,861       2,175,725      2,992,189         4,199,666
                                          ------------     -----------    -----------       -----------

       Operating income (loss)                (286,414)        117,704       (290,711)          283,469

Interest expense                                77,749         116,093        153,287           213,930
Other income                                    10,691           9,183         17,997            41,625
                                          ------------     -----------    -----------       -----------

Income (loss) before income taxes             (353,472)         10,794       (426,001)          111,164
                                          ============     ===========    ===========       ===========

Income taxes                                      -               -              -                 -

       Net income (loss)                  $   (353,472)    $    10,794    $  (426,001)      $   111,164


Net income (loss) per
 common share                             $       (.21)    $      -       $      (.25)      $       .04
                                          ------------     -----------    -----------       -----------

Weighted average number of common
 shares outstanding                          1,700,000       2,551,758      1,700,000         2,545,694
                                          ------------     -----------    -----------       -----------





See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES




                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Three months      Three month         Six months         Six months
                                                           ended            ended               ended              ended
                                                          June 30,         June 30,            June 30,           June 30,
                                                           1995              1996                1995               1996
                                                       (Unaudited)       (Unaudited)         (Unaudited)        (Unaudited)
                                                       -----------       -----------         -----------        ----------
Cash flows from operating activities:
 Net income (loss)                                     $ (353,472)       $  10,334           $   (426,001)      $   110,704
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Income taxes                                             -                -                   (11,000)             -
    Depreciation and amortization                         204,454          256,026                406,808           500,907
    Provision for Bad Debts                                38,338           51,700                103,738            74,100
    (Increase) decrease in accounts receivable              3,646         (274,567)              (303,668)         (648,274)
    Loss on disposition of equipment                         -                 494                   -                4,871
    (Increase) decrease in prepaid
      expenses and other current assets                     5,705          108,773               (139,344)           54,873
    Increase in organization & start-up costs                -            (134,728)               (49,417)         (134,728)
    Increase (decrease) in accounts payable               (67,090)         354,852                (90,118)          419,360
    Increase (decrease) in accrued radiologist fees        98,148           37,913                164,095            93,296
    Increase (decrease) in other accrued expenses               3           35,507)                42,237            (7,614)
    Decrease in deferred lease payments                      -             (10,339)                  -               55,586
                                                       ----------        ---------           ------------       -----------

    Net cash provided (used) by operating activities      (70,268)         364,951               (302,670)          523,081
                                                       ----------        ---------           ------------       -----------

Cash flows provided (used) by investing activities:
 Purchases of property and equipment                         -            (273,095)              (391,910)         (292,022)
 Increase in goodwill                                        -                -                   (69,535)             -
                                                       ----------        ---------           ------------       -----------

    Net cash used by investing activities                    -            (273,095)              (461,445)         (292,022)
                                                       ----------        ---------           ------------       -----------

Cash flows provided (used) by financing activities:
 Increase in line of credit                                  -              60,000                   -              101,000
 Proceeds from long-term borrowings                        43,720             -                   389,098              -
 Repayment of long-term borrowings                        (21,003)         (24,985)              (334,570)          (48,182)
 Proceeds of borrowing from related parties                  -              (2,328)                  -               16,255
 Proceeds from other notes payable                         61,136              -                  109,833              -
 Repayment from other notes payable                       (25,000)          (4,644)               (25,000)           (8,000)
 Principal payments under capital lease obligations      (120,043)        (138,379)              (252,454)         (275,187)
 Increase in deposits                                     (95,072)         (11,359)              (183,750)          (11,359)
                                                       ----------        ---------           ------------       -----------

    Net cash used by financing activities                (156,262)        (121,695)              (296,843)         (225,473)
                                                       ----------        ---------           ------------       -----------

Net increase (decrease) in cash                          (446,122)         (29,839)            (1,061,255)            5,586

Cash at beginning of period                               882,377          163,519              1,497,510           128,094
                                                       ----------        ---------           ------------       -----------

Cash at end of period                                  $  436,255        $ 133,680           $    436,255       $   133,680
                                                       ==========        =========           ============       ===========




See Accompanying Notes.                                                                                         (continued)

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES



                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Three months     Three months     Six months      Six months
                                                                     ended            ended           ended           ended
                                                                    June 30,         June 30,        June 30,        June 30,
                                                                     1995             1996            1995            1996
                                                                  (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
                                                                  -----------      -----------     -----------     -----------
Supplemental disclosure of cash
flow information - Interest paid                                  $76,000          $134,000        $153,000        $220,000
                                                                  =======          ========        ========        ========

      Stock issued as satisfaction for related party debt         $  -             $   -           $   -           $ 67,299
                                                                  =======          ========        ========        ========

      Asset added under capital lease                             $  -             $ 66,214        $   -           $689,337
                                                                  =======          ========        ========        ========

      Note received for pre-opening costs                         $  -             $   -           $   -           $ 77,904
                                                                  =======          ========        ========        ========





See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)



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

(2)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 Estimated
                                     December 31,    June 30,     service
                                         1995         1996      life (years)
                                     ------------  ----------   ------------
     Land                            $     85,000      85,000
     Buildings                            253,041     253,041       39
     Medical Equipment                  5,200,475   6,037,067        7
     Office furniture and equipment       477,739     524,149        7
     Vehicles                             232,542     228,165        5
     Leasehold improvements               483,353     556,229       10
     Construction in progress                -           -
                                     ------------  ----------
                                     $  6,732,150  $7,683,651
                                     ============  ==========



(3)  LINES OF CREDIT

     The banks have a first security interest on certain accounts receivable. The lines have varying interest rates ranging from bank index plus 1 to 2 percent (at June 30, 1996, 9.25%).

           Line of credit limit                             $550,000
           Qualifying borrowing base                         550,000
           Outstanding loan balance                          510,500

     Payment and declaration of dividends are restricted. In accordance with the loan agreement the Company may not pay or declare dividends without the prior written consent of the bank. No dividends have been paid or declared at June 30, 1996.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)





(4)  LONG-TERM DEBT



Long-term debt is summarized as follows:
                                                                         December 31,    June 30,
                                                                             1995         1996
                                                                         ------------  ----------
Installment loans payable which consist of a
number of separate installment loan contracts
secured by equipment and vehicles.  The loans
require monthly installments of principal and
interest over terms that vary from two to five
years.  At June 30, 1996, the loans bear
interest at rates ranging from 9.5% to 12.25%.                               346,334     299,990

Mortgage note payable in monthly installments
of $2,445.88 including interest at 8.75%;
maturing April, 2020; secured by
mortgaged real estate property.                                              295,277     293,439
                                                                         -----------   ---------

Total long-term debt                                                         641,611     593,429

Less current installments of long-term debt                                  100,487      96,000
                                                                         -----------   ---------

Long-term debt, excluding current installments                           $  541,124    $ 497,429
                                                                         ==========    =========

The aggregate principal payments of long-term debt required annually are:

Six months ending December 31:     1996                                  $   52,304
Year ending December 31:           1997                                      96,493
                                   1998                                      91,967
                                   1999                                      74,142
                                   2000                                       5,184
                                   2001                                       5,657
                                   Thereafter                               267,682
                                                                         ----------

                                                                         $  593,429
                                                                         ==========

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)



(5)  LEASES

     The Company has entered into capital leases for medical equipment which expire in 2002. The gross amount of equipment and related accumulated amortization recorded under capital leases are as follows:



                                                     December 31,    June 30,
                                                         1995          1996
                                                     ------------  -----------
 Medical equipment                                   $5,012,412    $5,254,565

 Less accumulated amortization                        2,045,692     2,063,328
                                                     ----------    ----------

                                                     $2,966,720    $3,191,237
                                                     ==========    ==========


Amortization of assets held under capital lease is included with depreciation expense.

The present value of future minimum capital lease payments is as follows:


Six months ending December 31,       1996                                    $  375,060
Year ending December 31:             1997                                       878,556
                                     1998                                       974,911
                                     1999                                       610,316
                                     2000                                       360,419
                                     2001                                       278,474
                                     Thereafter                                  74,767
                                                                             ----------

     Present value of minimum capital lease                                   3,552,503

     Less current installments of obligations under capital leases              878,000
                                                                             ----------

     Obligations under capital leases, excluding
      current installments                                                   $2,674,503
                                                                             ==========



The Company is obligated under noncancellable operating leases that expire through 2001.

Rental expense related to these noncancellable lease was approximately $156,000 and $497,000 for the six months ended June 30, 1995 and 1996, respectively.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)



(6)  NOTES PAYABLE TO RELATED PARTIES



     Note payable to related parties is as follows:

                                                     December 31,  June 30,
                                                        1995        1996
                                                     ------------  --------
     Note payable with interest at 8.5%, payable in
     twelve monthly installments of $4,167 plus
     interest commencing September 1996.             $     49,243  $ 50,000
                                                     ============  ========



     Interest expense to related parties totaled $760 and $2,000 for the six months ended June 30, 1995 and 1996, respectively.


(7)  OTHER NOTES PAYABLE

     Other notes payable are summarized as follows:


                                                            December 31,                  June 30,
                                                               1995                         1996
                                                            -----------                 ---------
            Note payable with interest at 9.5%, due
            April, 1996; unsecured                          $     8,000                 $   -
                                                            ===========                 =========


(8)  INCOME TAXES

     The Company had no income tax expense for the six months ended June 30, 1995 and 1996.




The income tax provision for 1995 and 1996 reconciled to the tax computed at the statutory rate of 34% is as follows:

                                                                                              1995        1996
                                                                                            --------    --------
Income taxes (benefit) at statutory rate                                                    $(25,000)   $ 37,000
State income taxes                                                                            (3,000)      4,000
Increase in valuation allowance                                                               24,000       -
Nondeductible expenses                                                                         4,000       3,000
Utilization of operating loss carryforwards                                                       -      (44,000)
                                                                                            ---------   -------
                                                                                            $     -     $   -
                                                                                            =========   =======


                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)




The deferred tax asset and liability consist of the following:


                                                                                         December 31,    June 30,
                                                                                             1995          1996
                                                                                         ------------  ----------
Assets
   Net operating loss carry forward                                                      $    158,000  $ 107,000
   Allowance for doubtful accounts                                                            133,700    142,500
   Deferred rents                                                                              75,800    107,700
   Accrued compensation                                                                        18,600          -
   Pre-opening costs                                                                           29,900     25,900
   Acquisition basis difference                                                               122,300    122,000
                                                                                         ------------  ---------
                                                                                              538,300    505,100
   Less:  valuation allowance                                                                (310,900)  (266,300)
                                                                                         ------------  ---------
                                                                                              227,400    238,800
                                                                                         ------------  ---------
Liabilities
   Fixed assets                                                                               227,000    238,300
   Goodwill                                                                                       400        500
                                                                                         ------------  ---------
                                                                                              227,400    238,800
Deferred taxes                                                                           $       -     $    -
                                                                                         ============  =========


At June 30, 1996 approximately $272,000 in net operating carry forwards remain which will expire if not utilized by 2010.


(9)  ORGANIZATION

     The condensed consolidated financial statements include the accounts of National Diagnostics, Inc. ("Company"), Alpha Associates, Inc. ("Associates"), Alpha Acquisitions Corp. ("Acquisitions"), SunPoint Diagnostic Center, Inc. ("SunPoint"), National Diagnostics/Orange Park, Inc. ("Orange Park"), National Diagnostics/Cardiology, Inc. ("Cardiology") and National Diagnostics/Riverside, Inc. ("Riverside"). Associates and Acquisitions hold 100% of the partnership interests in Brandon Diagnostic Center, Ltd. ("Brandon"). National Diagnostics, Inc., is a holding company which was formed in June, 1994. The Company, Associates, and Acquisitions had common stockholders. In September, 1994, the stockholders exchanged all of their shares of common stock of Associates and Acquisitions for 1,200,000 shares of common stock and 1,200,000 common share purchase warrants exercisable at $7.20 per share of the Company. The stock exchange resulted in a combination of entities under common control and was accounted for by combining the historical amounts of the companies (similar to a pooling of interests).

     Effective September 20, 1994, the Company completed an Initial Public Offering (IPO) of 500,000 units wherein each unit consists of one share of common stock and one common share purchase warrant exercisable at $7.20 per share. The net proceeds from this sale were approximately $2,400,000.


     On Novemer 7, 1994, the Company formed a wholly-owned subsidiary and opened SunPoint Diagnostic Center, Inc. (SunPoint).

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)



     On February 1, 1995, the Company formed a wholly-owned subsidiary, National Diagnostics/Orange Park, Inc. (Orange Park) and purchased the assets of a mobile company.

     The Company provides medical imaging services to patients in Brandon (Brandon), Ruskin (SunPoint), and greater Jacksonville area (Orange Park and Cardiology), Florida.

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited financial statements and the related notes thereto for June 30, 1995 and 1996 include all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation and are prepared on the same basis as the audited annual statements. The interim results are not necessarily indicative of the results that may be expected for the full fiscal year.


(10) LEGAL ACTION

     On February 9, 1996 the East Pasco Radiologist physician group, which in December, 1995 terminated its contract for reading services with the Brandon and SunPoint centers, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The Company denies any material breach of the contract. The court recently denied the plaintiff's motion for partial summary judgment for $400,000 in damages. The case is currently scheduled for mediation on October 16, 1996. Management feels it has reserved an adequate loss provision in the event of an adverse outcome.

     On March 10, 1995 legal action was instituted against A.T. Brod & Co., Inc. (a national stock brokerage firm) by a terminated employee of A.T. Brod & Co., Inc. ("A.T. Brod"). A.T. Brod was a major market maker for National Diagnostics, Inc. stock. The action alleges wrongful discharge, breach of contract, defamation of character, conspiracy and tortious interference with a contract arising out of the alleged wrongful termination of the plaintiff by A.T. Brod. The Company was named in the suit. Compensatory and punitive damages of $2,830,000 are sought. On June 14, 1995, a motion was made under the rules of the National Association of Dealers to compel arbitration of the matter and to stay the action in entirety against the Company pending the outcome of the arbitration. Upon receiving the motion, the plaintiff's attorney indicated he agreed with the defendants' position, consenting to arbitration and to stay the action pending the outcome of that arbitration. Through August 1, 1996, the plaintiff's attorney has taken no steps to progress his claim in arbitration. Based upon information available to defendants' counsel through this date, counsel indicates the claim appears to be not meritorious. The Company feels the suit is without merit and intends to vigorously defend itself. The ultimate outcome of this legal matter cannot be determined at this time, and accordingly, no adjustments have been made to the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)



(11) SUBSEQUENT EVENT

     The Company opened in July its fourth fixed site diagnostic center. The Company entered into a lease for a 7,100 square feet free standing facility located in the Riverside area of Jacksonville, Florida. The Company is committed to pay build out costs approximating $150,000. The Company expects the exercise of 100,000 warrants issued on July 25, 1996 with a strike price of $3.00 per share to help finance the expansion. The Company is also exploring the possibility of expanding its line of credit to include all of its accounts receivable. This could potentially add approximately $500,000 to its borrowing base.

     The Company has entered into lease commitments for medical equipment it will be utilizing in the new center. Cost of the equipment approximates $480,000 which will be financed with 60 month leases to be accounted for as capital leases. Payments will be made in monthly installment of approximately $10,700. Additionally, the Company has accepted a proposal for a Siemens Magnetom Open .2 Tesla magnet (MRI) at a cost of $837,000. The Company is currently negotiating leasing terms for the magnet. Future minimum lease payments (excluding the Magnetom) are as follows:


                              FUTURE LEASE PAYMENTS
                              ---------------------
                              1996         $ 26,000
                              1997          153,000
                              1998          153,000
                              1999          153,000
                              2000          139,000
                              2001           84,000
                           Thereafter         9,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the six months ended June 30, 1996 were $4,483,135 compared to $2,701,478 for the same period in 1995, representing a 66% increase. The increase is primarily attributable to an increase in the volume of procedures performed. The Company generated net revenues of $1,358,921 in the first half of 1996 as a result of the addition of the National Diagnostics/Orange Park, Inc. ("Orange Park") in February 1995 and National Diagnostics/Cardiology, Inc. ("Cardiology") in September 1995. In May, 1996 Orange Park and Cardiology were merged.

Direct operating expenses for the six months ended June 30, 1996 were $2,192,411 compared to $1,448,524 for the same period in 1995, representing a 51% increase. The increase in direct operating expenses was primarily due to the addition of Orange Park and Cardiology. Direct operating expenses as a percentage of net revenue decreased to 49.5% from 56.8% for the three months ended June 30, 1996 and 1995, respectively. The decrease of direct costs as a percent of net revenue was a result of certain cost cutting measures taken by the Company in December 1995 including obtaining more favorable contracts for medical supplies and radiology reading fees.

General and administrative expenses for the six months ended June 30, 1996 were $1,506,348 compared to $1,136,857 for the same period in 1995, representing a 32.5% increase. The increase is primarily attributable to the addition of the Orange Park and Cardiology facilities and additional personnel costs.
Personnel were added in response to the increase volume of procedures performed overall and the expansion of facilities. General and administrative expenses also decreased as a percent of net revenues to 33.6% for the six months ending June 30, 1996 compared to 42% for the same period in 1995.

The substantial increase in net revenues over that experienced in 1995 (a 69% or $934,000 increase in revenues over the quarter ending June 30, 1995) and decrease of operating expenses as a percent of net revenue down to 94.8% from 121% resulted in a net profit of $10,794 for the three months ended June 30, 1996 from a net (loss) of $(355,472) for the three months ended June 30, 1995. Net income for the Brandon Diagnostic Center ("Brandon"), the Company's most mature center, increased to $181,357 on revenues of $1,202,997 for the three months ended June 30, 1996 from $16,878 on revenues of $938,616 for the three months ended June 30, 1995 as a result of expanded services and additional capacity to perform services. A net loss for the SunPoint Diagnostic Center, Inc. ("SunPoint") facility decreased to $18,114 on revenues of $310,852 for the three months ended June 30, 1996 from a loss of $(112,869) on revenues of $230,896 for the same period in 1995 as a result of increased revenues and decreased expenses. National Diagnostics/Orange Park, Inc. ("Orange Park") did not become a full fixed site facility until the 3rd quarter of 1995. However, Orange Park realized a loss of $(43,226) on revenues of $779,582 for the quarter ending June 30, 1996 compared to the preceding quarter's loss of $(107,148) on revenues of $579,341. National Diagnostics/Cardiology, Inc. ("Cardiology") was not operational until the 3rd quarter of 1995 and was merged into Orange Park im May 1996. The preceding Orange Park analysis contains the pro forma merged operations. National Diagnostics, Inc. ("Parent") company which provides executive management, billing and accounting functions for its subsidiaries realized a loss of $(106,735) on management fees of $196,000 for the quarter ending June 30, 1996 compared to a loss of $(206,174) on management fees of $56,000 for the same period in 1995. The management fees charged to its subsidiaries are eliminated upon consolidation. The billing services and costs did not commence until the 3rd quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $364,951 from operations in the 2nd quarter 1996 compared to the same period in 1995 when operations used $(70,268). Investing activities used $273,000 for the acquisition of equipment. Financing activities used $122,000; approximately $170,000 was used toward debt retirement offset by approximately $60,000 of proceeds from additional borrowing. The Company decreased its net cash balance after the above transactions by approximately $30,000. The Company attributes the positive performance experienced in the second quarter to the increase in revenues and certain cost cutting measures the Company undertook in December 1995. Based on the Company's belief that the positive performance from operations will continue and other financing factors discussed below, the Company believes that its presently anticipated short and long-term needs for operations, capital debt repayments and capital expenditures with respect to its current operations can be satisfied through internally generated funds, third party leasing, and its existing credit facilities with South Trust Bank of West Florida. (See also the Company's growth strategy below). There is no assurance that these short-term needs can be met.

The Company issued in the 2nd quarter 33,448 common shares of stock to retire approximately $67,000 of current debt owed to a Company executive.

Due to the rapid expansion of facilities and increase in additional personnel and related costs the Company has continued to experience difficulty in meeting timely its current obligations to its trade vendors. In December the Company acted upon numerous annual cost cutting measures from which a partial effect has already been realized in the 1st half of 1996. The Company expects the positive effects of these savings and increased revenues to continue.
There is no assurance that these goals will be met.

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

The Company's remaining growth strategies will require additional funds. In the event the Company proceeds with the establishment of additional facilities, or encounter favorable acquisition opportunities in the near future, the Company may incur, from time to time, additional indebtedness and attempt to issue equity or debt securities in public or private transactions. The Company entered into a contract effective April 1, 1996 with financial consultants. They will assist in the formulation and execution of the Company's continued acquisition and financing program. As partial compensation the Company intends to issue warrants to purchase 40,000 common shares exercisable at $2.50 per share and 40,000 common shares exercisable at $3.00 per share. Additionally, the Company entered into a consulting contract effective April 1, 1996 to structure the Company's management and financial information systems for future expansion. As partial compensation on July 25, 1996 the Company issued warrants to purchase 100,000 shares, exercisable at $3.00 per share. There is no assurance that the Company will be successful in securing additional financing or capital through equity or debt securities.

On March 6, 1995, Brandon Diagnostic Center, Ltd. entered into a credit facility with SouthTrust Bank of West Florida, consisting of a $300,000 five-year term loan and a $500,000 revolving line of credit. The proceeds of the term loan were used to refinance an existing $300,000 term loan with another financial institution. Interest on both the revolving line of credit and term loan are payable at the bank's prime rate (9.25% as of July 18, 1996), plus one percent. As of August 8, 1996, the outstanding principal balance thereunder was $460,500. Pursuant to the terms of the agreement, as of August 8, 1996, an additional 44,500 of available credit remained to be borrowed.

The revolving line of credit discussed in the preceding paragraph is secured by the Brandon facility's account receivables which approximated $911,000, or 44% of the Company's total receivables, as of June 30, 1996. The Company's receivables at June 30, 1996 increased 38% to $2,075,015 from December 31, 1995, and its receivables at December 31, 1995 were $1,500,841 or 144% higher than at December 31, 1994. The company attributes this increase mainly to start-up operations. Whiles the Company has experienced some delays in collections at its newest facility, the Company feels it is merely a temporary condition.

The revolving line of credit was renewed with an expiration date of January 31, 1997. The company is also discussing the possibility of increasing or refinancing the line of credit by financing all of its trade receivables, thereby expanding available credit by as much as $500,000. Additionally, the company continues to place emphasis on the collection of receivables with refinement of its existing billing and collection efforts.

The Company has over the last few years experienced increased pressures on reimbursement from third parties. The Company expects such pressures to cause reduced pricing in the aggregate for diagnostic procedures in the future. Due primarily from the Company's revenue mix the effects of reduced pricing have been minimized . Approximately 47% of which has been derived from private insurance carriers, individuals, worker's compensation and other sources that have not experienced reimbursement pressures characteristic of managed care providers, Medicare and Medicaid. Additionally, the Company has entered into certain capitation contracts with minimum flooring reimbursements which the Company believes will ultimately bring new found business to the Centers.

The capitation contracts are fixed fee arrangements made with HMO's wherein the Company receives a fixed fee per HMO participant regardless of whether the participant receives patient services or not. A minimum floor reimbursement (example: 65% of the Medicare allowable rate) is agreed to which serves to minimize the risk to the Company should an excess number of participants require patient services. The advantage to the Company results when the aggregated fixed fee per HMO participant exceeds the fees earned from actual HMO participant patient services rendered. Additionally, the Company may obtain regular fee for service revenues from referred HMO participants for services not covered under the capitation contract.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The "East Pasco Radiologists" legal action described in Note 10 to the financial statements and more fully described in Part I Item 3 of Form 10-KSB for the year ending December 31, 1995 is in the discovery stage. The court recently denied the plaintiff's motion for partial summary judgment for $400,000 damages. The case is currently scheduled for mediation on October 16, 1996.

     The has been no material developments in the "Blackey" legal action described in Note 10 to the financial statements and more fully described in Part I Item 3 of Form 10-KSB for the year ending December 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

       10.33 Lease Agreement dated August 15, 1995 between National Diagnostics/Riverside, Inc. ("Riverside") and Sundance Partners II relating to the Company's Riverside fixed site facility.

       27     Financial Data Schedule (for S.E.C. only)

       (b)    Reports on Form 8-K

           No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1996


        NATIONAL DIAGNOSTICS, INC.



        /s/ Curtis L. Alliston
        ---------------------------------------
        Curtis L. Alliston
        President and Chief Operating Officer



        /s/ Dennis C. Hult
        ---------------------------------------
        Dennis C. Hult
        Comptroller

                           NATIONAL DIAGNOSTICS, INC.

                          EXHIBIT INDEX TO FORM 10-QSB

Exhibits



10.33   Lease Agreement dated August 15, 1995 between National
        Diagnostics/Riverside, Inc. ("Riverside") and Sundance Partners II relating to the Company's Riverside fixed site facility.

27      Financial Data Schedule (for S.E.C. only)