Form 10QSB
period 1996-09-30
NATIONAL DIAGNOSTICS INC
filed 1996-11-14
CIK 925894

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1996


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number: 0-24696


                         NATIONAL DIAGNOSTICS, INC.
           (Exact Name of Registrant as Specified in its Charter)


        Florida                                         59-3248917
        -------                             (I.R.S. Employer Identification No.)
(State or other jurisdiction of
incorporation or organization)


737B West Brandon Blvd., Brandon, Florida                  33511
-----------------------------------------                  -----
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, including area code:    (813) 661-9501


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


Class: Common Stock, No Par Value     Outstanding at November 6, 1996: 2,628,577

Transitional Small Business Disclosure Format (check one)     YES [ ]  NO [X]

                         NATIONAL DIAGNOSTICS, INC.

                            INDEX TO FORM 10-QSB



                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I.    FINANCIAL STATEMENTS


Item 1.    Financial Statements


                   Condensed Consolidated Balance Sheets at
                          December 31, 1995 and September 30, 1996                            3


                   Condensed Consolidated Statements of Operations
                          for the three and nine months ended September 30,
                          1995 and 1996                                                       5


                   Condensed Consolidated Statements of Cash Flows
                          for the three and nine months ended
                          September 30, 1995 and 1996                                         6


                   Notes to Condensed Consolidated Financial Statements                       8



Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                15



PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                                  18


SIGNATURES                                                                                   19


ITEM - 1


                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                                                           September 30,
                                                                               December 31,                    1996
                                                                                   1995                     (Unaudited)
                                                                              -------------                -------------
Current assets:
  Cash                                                                        $     128,094                $     160,347
  Accounts receivable, net of allowance of $342,900 in
     1995 and $413,717 in 1996                                                    1,500,841                    2,082,447
  Prepaid expenses and other current assets                                         301,761                      158,049
                                                                              -------------                -------------

              Total current assets                                                1,930,696                    2,400,843
                                                                              -------------                -------------

Property and equipment                                                            6,732,150                    9,391,246
  Less: accumulated depreciation and
     amortization                                                                (2,197,420)                  (2,940,813)
                                                                              -------------                -------------

              Net property and equipment                                          4,534,730                    6,450,433
                                                                              -------------                -------------

Other assets:
   Note receivable from related party                                              -                              87,674
   Excess of purchase price over net assets
     acquired, net of accumulated amortization
     of $36,547 in 1995 and $55,155 in 1996                                         452,914                      434,307
  Organization and start-up costs, net                                               57,805                      136,153
  Deposits                                                                           53,115                       60,654
                                                                              -------------                -------------

              Total other assets                                                    563,834                      718,788
                                                                              -------------                -------------



                                                                              $   7,029,260                $   9,570,064
                                                                              =============                =============

See Accompanying Notes.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES





                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                            September 30,
                                                                                December 31,                    1996
                                                                                   1995                      (Unaudited)
                                                                               ------------                 ------------
Current liabilities:
  Lines of credit                                                              $    409,500                 $    895,097
  Note payable                                                                        8,000                       -
  Note due related party                                                             49,243                       45,833
  Current installments of long-term debt                                            100,487                       89,000
  Current installments of obligations under
     capital leases                                                                 648,909                    1,046,000
  Accounts payable                                                                  604,479                      991,574
  Accrued radiologist fees                                                          225,815                      322,667
  Accrued expenses other                                                            411,262                      476,606
  Due to related party                                                               57,231                      216,976
                                                                               ------------                 ------------


             Total current liabilities                                            2,514,926                    4,083,753

Long-term liabilities:
  Long-term debt, excluding current installments                                    541,124                      499,267
  Obligations under capital leases, excluding
     current installments                                                         2,489,444                    3,699,671
  Deferred lease payments                                                           210,335                      250,578
                                                                               ------------                 ------------

             Total liabilities                                                    5,755,829                    8,533,269
                                                                               ------------                 ------------

Stockholders' equity:
  Preferred stock, no par value, 1,000,000
     shares authorized, no shares issued
     and outstanding                                                                 -                            -
  Common stock, no par value, 9,000,000
     shares authorized, 2,539,629 and 2,623,077
     shares issued and outstanding in 1995 and 1996                                     668                          685
  Additional paid-in capital                                                      2,079,267                    2,304,024
  Retained earnings (deficit)                                                      (806,504)                  (1,267,914)
                                                                               ------------                 ------------

             Net stockholders' equity                                             1,273,431                    1,036,795
                                                                               ------------                 ------------


                                                                               $  7,029,260                 $  9,570,064
                                                                               ============                 ============


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES




                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Three months       Three months       Nine months       Nine months
                                                          ended              ended              ended             ended
                                                       September 30,      September 30,      September 30,     September 30,
                                                           1995              1996                1995              1996
                                                        (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                                       ------------       ------------       ------------      ------------
Revenue, net                                           $  1,605,834       $  2,123,105      $  4,307,312       $ 6,606,240
                                                       ------------       ------------      ------------       -----------
Operating expenses:
  Direct operating expenses                                 921,957          1,211,186         2,370,481         3,403,597
  General and administrative                                697,412            981,830         1,834,269         2,488,178
  Depreciation and amortization                             226,551            353,747           633,359           854,654
                                                       ------------       ------------      ------------       -----------

             Total operating expenses                     1,845,920          2,546,763         4,838,109         6,746,429
                                                       ------------       ------------      ------------       -----------

             Operating income (loss)                       (240,086)          (423,658)         (530,797)         (140,189)

Interest expense                                             90,156            150,854           243,443           364,784
Other income                                                 11,654              1,938            29,651            43,563
                                                       ------------       ------------      ------------       -----------

Income (loss) before income taxes                          (318,588)          (572,574)         (744,589)         (461,410)

Income taxes                                                 -                  -                 -                  -

             Net income (loss)                         $   (318,588)      $   (572,574)     $   (744,589)      $  (461,410)
                                                       ============       ============      ============       ===========


Net income (loss) per
  common share                                         $       (.18)      $       (.22)     $       (.43)      $      (.18)
                                                       ------------       ------------      ------------       -----------

Weighted average number of common
  shares outstanding                                      1,783,859          2,598,077         1,728,260         2,563,282
                                                       ------------       ------------      ------------       -----------



See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three months     Three months     Nine months       Nine months
                                                                ended             ended          ended             ended
                                                             September 30,   September 30,    September 30,    September 30,
                                                                1995              1996            1995             1996
                                                             (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
                                                             -----------      -----------     -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                         $  (318,588)     $  (572,114)    $   (744,589)     $   (461,410)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Income taxes                                               -                -             (11,000)            -
        Depreciation and amortization                           225,713          346,114          632,521           847,021
        Provision for Bad Debts                                  43,100           (3,283)         117,200            70,817
        (Increase) decrease  in accounts receivable            (263,093)          (4,149)        (537,123)         (652,423)
        Loss on disposition of equipment                           -                 346             -                5,217
        (Increase) decrease in prepaid
           expenses and other current assets                    (52,001)          10,935         (155,975)           65,808
        Increase in organization & start-up costs                (8,739)             -            (44,108)         (134,728)
        Increase (decrease) in accounts payable                 196,866          (32,265)         106,747           387,095
        Increase (decrease)  in accrued radiologist fees         47,865            3,556          211,960            96,852
        Increase (decrease) in other accrued expenses            95,636           72,958          137,873            65,344
        Increase (decrease) in due to related parties              -             107,282             -              107,282
        Increase (decrease) in deferred lease payments           39,214          (15,343)          39,214            40,243
        Value of warrants issued for services rendered             -               8,000             -                8,000
                                                            -----------      -----------     ------------      ------------
        Net cash provided (used) by operating activities          5,973          (77,963)        (247,280)          445,118
                                                            -----------      -----------     ------------      ------------
Cash flows provided (used) by investing activities:
  Purchases of property and equipment                          (400,155)        (282,112)        (792,065)         (574,134)
  Increase in goodwill                                             -                -             (69,535)             -
  Increase in organization & start-up costs                     (17,536)            -             (67,250)             -
                                                            -----------      -----------     ------------      ------------
        Net cash used by investing activities                  (417,691)        (282,112)        (928,850)         (574,134)
                                                            -----------      -----------     ------------      ------------
Cash flows provided (used) by financing activities:
  Increase in line of credit                                    214,000          384,597          214,000           485,597
  Proceeds from long-term borrowings                               -                -             389,098              -
  Repayment of long-term borrowings                             (29,047)          (5,162)        (363,617)          (53,344)
  Proceeds of borrowing from related parties                       -                -                -               16,255
  Repayment  of borrowings from related parties                    -              (7,871)            -               (7,871)
  Proceeds from other notes payable                               1,137             -             110,970              -
  Repayment from other notes payable                           (140,051)            -            (165,051)           (8,000)
  Principal payments under capital lease obligations           (138,613)        (138,117)        (391,067)         (413,304)
  Decrease (Increase) in deposits                               149,525            3,820          (34,225)           (7,539)
  Proceeds from issuance of common stock net                       -             149,475              -             149,475
                                                            -----------      -----------     ------------      ------------
        Net cash provided (used) by financing activities         56,951          386,742         (239,892)          161,269
                                                            -----------      -----------     ------------      ------------
Net increase (decrease) in cash                                (354,767)          26,667       (1,416,022)           32,253
Cash  at beginning of period                                    436,255          133,680        1,497,510           128,094
                                                            -----------      -----------     ------------      ------------
Cash at end of period                                       $    81,488      $   160,347     $     81,488      $    160,347
                                                            ===========      ===========     ============      ============


See Accompanying Notes.                                              (continued)

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Three months    Three months      Nine months     Nine months
                                                                ended           ended             ended           ended
                                                             September 30,   September 30,    September 30,   September 30,
                                                                 1995            1996             1995            1996
                                                              (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
                                                             -------------   -------------    -------------   -------------
Supplemental disclosure of cash
  flow information - Interest paid                            $    90,000    $     102,000    $   243,0000    $    322,000
                                                              ===========    =============    ============    ============
     Stock issued as satisfaction for related party debt      $      -       $       -        $     -         $     67,299
                                                              ===========    =============    ============    ============
     Asset added under capital lease                          $   412,312    $   1,331,285    $   412,3122    $  2,020,622
                                                              ===========    =============    ============    ============
     Note received for pre-opening costs                      $      -       $       -        $     -         $     77,904
                                                              ===========    =============    ============    ============
     Note received on disposal of equipment                   $      -       $       9,770    $     -         $      9,770
                                                              ===========    =============    ============    ============



See Accompanying Notes.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996
                                 (UNAUDITED)


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

(2)       PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                                                                      Estimated
                                                                  December 31,     September 30,       service
                                                                      1995             1996          life (years)
                                                                --------------     -------------     ------------
          Land                                                  $       85,000     $     85,000
          Buildings                                                    253,041          253,041          39
          Medical Equipment                                          5,200,475        7,387,685           7
          Office furniture and equipment                               477,739          645,415           7
          Vehicles                                                     483,353          226,815           5
          Leasehold improvements                                       232,542          793,290          10
                                                                 -------------     ------------
                                                                 $   6,732,150     $  9,391,246
                                                                 =============     ============


(3)       LINES OF CREDIT

          The Company consolidated and refinanced its lines of credit with an asset based lender. The lender has a first security interest on all accounts receivable. The line has an interest rate of prime plus 1.6 percent (at September 30, 1996, 9.85%).

                    Line of credit limit                                      $    2,000,000
                    Qualifying borrowing base                                        913,015
                    Outstanding loan balance                                         891,007

          Payment and declaration of dividends are restricted. In accordance with the loan agreement the Company may not pay or declare dividends. No dividends have been paid or declared at September 30, 1996.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



(4)       LONG-TERM DEBT

          Long-term debt is summarized as follows:
                                                                                 December 31,     September 30,
                                                                                     1995             1996
                                                                                 ------------     -------------
          Installment loans payable which consist of a
          number of separate installment loan contracts
          secured by equipment and vehicles.  The loans
          require monthly installments of principal and
          interest over terms that vary from two to five
          years.  At September 30, 1996, the loans bear
          interest at rates ranging from 9.5% to 12.25%.                             346,334           295,755

          Mortgage note payable in monthly installments
          of $2,445.88 including interest at 8.75%;
          maturing April, 2020; secured by
          mortgaged real estate property.                                            295,277           292,512
                                                                                  ----------        ----------


          Total long-term debt                                                       641,611           588,267

          Less current installments of long-term debt                                100,487            89,000
                                                                                  ----------       -----------

          Long-term debt, excluding current installments                          $  541,124       $   499,267
                                                                                  ==========       ===========

          The aggregate principal payments of long-term debt required annually are:

          Three months ending December 31:    1996                                $   25,194
          Year ending December 31:            1997                                    88,908
                                              1998                                    84,703
                                              1999                                    74,940
                                              2000                                    41,184
                                              2001                                     5,657
                                              Thereafter                             267,682
                                                                                  ----------

                                                                                  $  588,268
                                                                                  ==========

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



(5)       LEASES

          The Company has entered into capital leases for medical equipment which expire in 2002. The gross amount of equipment and related accumulated amortization recorded under capital leases are as follows:

                                                                                December 31,      September 30,
                                                                                    1995              1996
                                                                                ------------      -------------
             Medical equipment                                                  $  5,012,412       $  5,933,089

             Less accumulated amortization                                         2,045,692          2,013,297
                                                                                ------------       ------------

                                                                                $  2,966,720       $  3,919,792
                                                                                ============       ============

          Amortization of assets held under capital lease is included with depreciation expense.

          The present value of future minimum capital lease payments is as follows:

          Three months ending December 31,     1996                             $    253,831
          Year ending December 31:             1997                                1,046,293
                                               1998                                1,206,163
                                               1999                                  862,712
                                               2000                                  630,581
                                               2001                                  546,840
                                               Thereafter                            199,251
                                                                                ------------

               Present value of minimum capital lease payments                     4,745,671

               Less current installments of obligations under capital leases       1,046,000
                                                                                ------------

               Obligations under capital leases, excluding
                  current installments                                          $  3,699,671
                                                                                ============



          The Company is obligated under noncancellable operating leases that expire through 2001.

          Rental expense related to these noncancellable lease was approximately $292,000 and $771,000 for the nine months ended September 30, 1995 and 1996, respectively.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)




(6)       NOTES PAYABLE TO RELATED PARTIES

          Note payable to related parties is as follows:

                                                                          December 31,      September 30,
                                                                              1995              1996
                                                                          ------------      ------------
          Note payable with interest at 8.5%, payable in
          twelve monthly installments of $4,167 plus
          interest commencing September 1996.                             $     49,243      $     45,833
                                                                          ============      ============


          Interest expense to related parties totaled $760 and $2,900 for the nine months ended September 30, 1995 and 1996, respectively.


(7)       OTHER NOTES PAYABLE

          Other notes payable are summarized as follows:

                                                                                December 31,    September 30,
                                                                                    1995            1996
                                                                                ------------    -------------
               Note payable with interest at 9.5%, due
               April, 1996; unsecured                                          $       8,000    $     -
                                                                               =============    =============


(8)       INCOME TAXES

          The Company had no income tax expense for the nine months ended September 30, 1995 and 1996.

          The income tax provision for 1995 and 1996 reconciled to the tax computed at the statutory rate of 34% is as follows:

                                                                                   1995             1996
                                                                              -------------    --------------
          Income taxes (benefit) at statutory rate                            $     (25,000)   $     (156,900)
          State income taxes                                                         (3,000)          (23,000)
          Increase in valuation allowance                                            24,000           167,600
          Nondeductible expenses                                                      4,000            12,300
                                                                              -------------    --------------

                                                                              $        -       $        -
                                                                              =============    ==============


                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)




          The deferred tax asset and liability consist of the following:

                                                                               December 31,     September 30,
                                                                                  1995              1996
                                                                              -------------     -------------
          Assets
               Net operating loss carry forward                               $     158,000     $     317,800
               Allowance for doubtful accounts                                      133,700           168,000
               Deferred rents                                                        75,800            97,700
               Accrued compensation                                                  18,600           -
               Pre-opening costs                                                     29,900            35,900
               Acquisition basis difference                                         122,300            99,400
                                                                              -------------     -------------
                                                                                    538,300           718,800
               Less:  valuation allowance                                          (310,900)         (455,600)
                                                                              -------------     -------------
                                                                                    227,400           263,200
                                                                              -------------     -------------
          Liabilities
               Fixed assets                                                         227,000           262,400
               Goodwill                                                                 400               800
                                                                              -------------     -------------
                                                                                    227,400           263,200
                                                                              -------------     -------------
          Deferred taxes                                                      $     -           $     -
                                                                              =============     =============

          At September 30, 1996 approximately $815,000 in net operating carry forwards remain which will begin to expire if not utilized by 2010.


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

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



          On February 1, 1995, the Company formed a wholly-owned subsidiary, National Diagnostics/Orange Park, Inc. (Orange Park) and purchased the assets of a mobile company.

          On July 15, 1996, the Company opened its fourth fixed site facility, National Diagnostics/Riverside, Inc. ("Riverside") located in Jacksonville, Florida.

          The Company provides medical imaging services to patients in Brandon (Brandon), Ruskin (SunPoint), and greater Jacksonville area (Orange Park and Cardiology), Florida.

          In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited financial statements and the related notes thereto for September 30, 1995 and 1996 include all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation and are prepared on the same basis as the audited annual statements. The interim results are not necessarily indicative of the results that may be expected for the full fiscal year.


(10)      LEGAL ACTION

          On February 9, 1996 the East Pasco Radiologist physician group, which in December, 1995 terminated its contract for reading services with the Brandon and SunPoint centers, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The Company denies any material breach of the contract. The court has denied the plaintiff's motion for partial summary judgment for $400,000 in damages. A resolve was not reached by way of mediation and the case continues in the discovery stage. Management feels it has reserved an adequate loss provision in the event of an adverse outcome.

          On March 10, 1995 legal action was instituted against A.T. Brod & Co., Inc. (a national stock brokerage firm) by a terminated employee of A.T. Brod & Co., Inc. ("A.T. Brod"). A.T. Brod was a major market maker for National Diagnostics, Inc. stock. The action alleges wrongful discharge, breach of contract, defamation of character, conspiracy and tortious interference with a contract arising out of the alleged wrongful termination of the plaintiff by A.T. Brod. The Company was named in the suit. Compensatory and punitive damages of $2,830,000 are sought. On June 14, 1995, a motion was made under the rules of the National Association of Dealers to compel arbitration of the matter and to stay the action in entirety against the Company pending the outcome of the arbitration. Upon receiving the motion, the plaintiff's attorney indicated he agreed with the defendants' position, consenting to arbitration and to stay the action pending the outcome of that arbitration. Through November 1, 1996, the plaintiff's attorney has taken no steps to progress his claim in arbitration. Based upon information available to defendants' counsel through this date, counsel indicates the claim appears to be not meritorious. The Company feels the suit is without merit and intends to vigorously defend itself. The ultimate outcome of this legal matter cannot be determined at this time, and accordingly, no adjustments have been made to the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



(11)      SUBSEQUENT EVENT


          The Company has entered into lease commitments for medical equipment it will utilize in its new Riverside center and other existing centers. Cost of the equipment approximates $1,231,130 which will be financed with 60-70 month leases to be accounted for as capital leases. Payments will be made in monthly installment of approximately $24,000. Future minimum lease payments are as follows:

                                 FUTURE LEASE PAYMENTS

                          1996                    $    5,000
                          1997                       145,000
                          1998                       181,000
                          1999                       202,000
                          2000                       224,000
                          2001                       239,000
                          Thereafter                 235,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the nine months ended September 30, 1996 were $6,606,240 compared to $4,307,312 for the same period in 1995, representing a 53% increase. The increase is primarily attributable to an increase in the volume of procedures performed. The Company generated year to date net revenues of $1,977,701 in 1996 as a result of the addition of the National Diagnostics/Orange Park, Inc ("Orange Park") in February 1995, National Diagnostics/Cardiology, Inc. ("Cardiology") in September 1995 and National Diagnostics/Riverside, Inc. in July 1996. Net revenues for the three months ending September 30, 1996 were down 7% from the preceding quarter which management attributes to a seasonal fluctuation.

Direct operating expenses for the nine months ended September 30, 1996 were $3,403,597 compared to $2,370,481 for the same period in 1995, representing a 44% increase. The increase in direct operating expenses was primarily due to the addition of Orange Park, Cardiology and Riverside. Direct operating expenses as a percentage of net revenue decreased to 51.5% from 55.0% for the
nine months ended September 30, 1996 and 1995, respectively.   The decrease of
direct costs as a percent of net revenue was a result of certain cost cutting measures taken by the Company in December 1995 including obtaining more favorable contracts for radiology reading fees.

General and administrative expenses for the nine months ended September 30, 1996 were $2,488,178 compared to $1,834,269 for the same period in 1995, representing a 26.3% increase. The increase is primarily attributable to the addition of the Orange Park, Cardiology and Riverside facilities and additional personnel costs. Personnel were added in response to the increase volume of procedures performed overall and the expansion of facilities. General and administrative expenses increased as a percent of net revenues to 46.2% for the nine months ending September 30, 1996 compared to 43.4% for the same period in 1995 as a result of the new Riverside facility coming on line.

The increase in net revenues over that experienced in 1995 (a 32% or $517,000 increase in revenues over the quarter ending September 30, 1995) was offset by a greater increase in operating expenses which resulted in a loss of $572,574. Approximately 46% of the loss is attributable to the new Riverside facility coming on line. The remainder is attributable largely to the seasonal downturn in revenues experienced by the Company during summer months. Net income for the Brandon Diagnostic Center ("Brandon"), the Company's most mature center, was $174,355 on revenues of $1,212,579 for the three months ended September 30, 1996 from a loss of ($89,701) on revenues of $955,217 for the three months ended September 30, 1995. A net loss for the SunPoint Diagnostic Center, Inc. ("SunPoint") facility decreased to $23,312 on revenues of $291,746 for the three months ended September 30, 1996 from a loss of $(81,565) on revenues of $230,142 for the same period in 1995 as a result of increased revenues and decreased expenses. National Diagnostics/Orange Park, Inc. ("Orange Park") did not become a full fixed site facility until midway into the 3rd quarter of 1995. However, Orange Park realized a loss of $(293,851) on revenues of $542,168 for the quarter ending September 30, 1996 compared to the preceding quarter's loss of $(43,225) on revenues of $779,580. National Diagnostics/Cardiology, Inc. ("Cardiology") was not operational until the 3rd quarter of 1995 and was merged into Orange Park in May 1996. The preceding
Orange Park analysis contains the pro forma merged operations.   National
Diagnostics, Inc. ("Parent") company which provides executive management, billing and accounting functions for its subsidiaries realized a loss of $(175,667) on management fees of $163,774 for the quarter ending September 30, 1996 compared to a loss of $(106,763) on management fees of $134,347 for the same period in 1995. The management fees charged to its subsidiaries are eliminated upon consolidation. The billing services and costs did not commence until the 3rd quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $78,000 for operations in the 3rd quarter 1996 compared to the same period in 1995 when operations generated $6,000. Investing activities used $282,000 for the acquisition of equipment. Financing activities generated $387,000; approximately $151,000 was used toward debt retirement offset by approximately $389,000 of proceeds from additional borrowing and $149,000 from the issue of common stock. The Company increased its net cash balance after the above transactions by approximately $27,000. The Company attributes the loss performance experienced in the third quarter to the start up of its fourth fixed site facility coupled with a seasonal dampening in revenues experienced in the summer months.

The Company secured a $2,000,000 line of credit in September with DVI Business Credit with a qualified borrowing base of approximately $913,000 to be used toward financing current operations. Approximately 57% of the loan proceeds were used to payoff existing lines of credit with banking institutions. In September, 1996, Brandon Diagnostic Center, Ltd. secured refinancing with South Hillsborough Community Bank of West Florida for an existing equipment loan, consisting of a $216,000 four-year term loan. Interest on loan is payable at prime plus one percent. However, due to the rapid expansion of facilities and increase in additional personnel and related costs the Company has continued to experience difficulty in meeting timely its current obligations. The Company believes additional capital is needed to reduce the cash flow pressures the Company is experiencing. Additionally, the Company foresees the possibility of a competing out patient clinic in its Brandon location in early 1997. Pursuant to these factors the Company is exploring various alternatives which may allow the Company to satisfy its working capital shortage. ( See also the Company's growth strategy below). There is no assurance that these short-term needs can be met.

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

The Company's remaining growth strategies will require additional funds. In the event the Company proceeds with the establishment of additional facilities, or encounter favorable acquisition opportunities in the near future, the Company may incur, from time to time, additional indebtedness and attempt to issue equity or debt securities in public or private transactions. The Company entered into a contract effective April 1, 1996 with financial consultants. They will assist in the formulation and execution of the Company's continued acquisition and financing program. As partial compensation the Company intends to issue warrants to purchase 40,000 common shares exercisable at $2.50 per share and 40,000 common shares exercisable at $3.00 per share. Additionally, the Company entered into a consulting contract effective April 1, 1996 to structure the Company's management and financial information systems for future expansion. As partial compensation on July 25, 1996 the Company issued warrants to purchase 100,000 shares, exercisable at $3.00 per share. Subsequently, in the third quarter 50,000 of the warrants were exercised at $3.00 in exchange for 50,000 common shares. There is no assurance that the Company will be successful in securing additional financing or capital through equity or debt securities.

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


PART II.                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          The "East Pasco Radiologists" legal action described in Note 10 to the financial statements and more fully described in Part I Item 3 of Form 10-KSB for the year ending December 31, 1995 is in the discovery stage. The court recently denied the plaintiff's motion for partial summary judgment for $400,000 damages and a resolve of the case was not achieved in recent mediation.

          There has been no material developments in the "Blackey" legal action described in Note 10 to the financial statements and more fully described in Part I Item 3 of Form 10-KSB for the year ending December 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.34 Equipment Lease Agreement dated July 15, 1996 between National Diagnostics/Riverside, Inc. and Siemens Credit Corporation relating to Riverside's computer tomography equipment.

         10.35 Equipment Lease Agreement dated August 12, 1996 between National Diagnostics/Riverside, Inc. and Siemens Credit Corporation relating to the Riverside's ultrasound equipment.

         10.36 Promissory Note and Business Loan Agreement dated September 9, 1996 between Brandon Diagnostic Center, Ltd. and South Hillsborough Community Bank related to equipment refinancing.

         10.37 Equipment Lease Agreement dated September 11, 1996 between National Diagnostics/Riverside, Inc. ("Riverside") and Siemens Credit Corporation relating to Riverside's Sireskop CX.

         10.38 Loan and Security Agreement dated September 13, 1996 between National Diagnostics, Inc. and DVI Business Credit Corporation relating the Company's line of credit.

         27      Financial Data Schedule (for SEC use only)



(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1996


    NATIONAL DIAGNOSTICS, INC.



    /s/ Curtis L. Alliston
    -------------------------------------
    Curtis L. Alliston
    President and Chief Operating Officer



    /s/ Dennis C. Hult
    -------------------------------------
    Dennis C. Hult
    Comptroller

                           NATIONAL DIAGNOSTICS, INC.

                          EXHIBIT INDEX TO FORM 10-QSB

Exhibits


    10.34* Equipment Lease Agreement dated July 15, 1996 between National Diagnostics/Riverside, Inc. and Siemens Credit Corporation relating to Riverside's computer tomography equipment.

    10.35* Equipment Lease Agreement dated August 12, 1996 between National Diagnostics/Riverside, Inc. and Siemens Credit Corporation relating to the Riverside's ultrasound equipment.

    10.36* Promissory Note and Business Loan Agreement dated September 9, 1996 between Brandon Diagnostic Center, Ltd. and South Hillsborough Community Bank related to equipment refinancing.

    10.37* Equipment Lease Agreement dated September 11, 1996 between National Diagnostics/Riverside, Inc. ("Riverside") and Siemens Credit Corporation relating to Riverside's Sireskop CX.

    10.38 Loan and Security Agreement dated September 13, 1996 between National Diagnostics, Inc. and DVI Business Credit Corporation relating the Company's line of credit.

    --------------------------

    * - To be filed by amendment.