Form 10QSB/A
period 1996-09-30
NATIONAL DIAGNOSTICS INC
filed 1996-11-22
CIK 925894

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 AMENDMENT #1
                                 FORM 10-QSB/A



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



Date: November 22, 1996



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

    10.38 ** Loan and Security Agreement dated September 13, 1996 between National Diagnostics, Inc. and DVI Business Credit Corporation relating the Company's line of credit.

    27 **        Financial Data Schedule (For SEC Use Only)
    --------------------------

    ** - Filed Previously with Form 10-QSB