Form 10KSB
period 1996-12-31
NATIONAL DIAGNOSTICS INC
filed 1997-04-28
CIK 925894

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB
           [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-24696

                         NATIONAL DIAGNOSTICS, INC.
               (Name of small business issuer in its charter)

         FLORIDA                                               59-3248917
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

                           751 WEST BRANDON BLVD.
                              BRANDON, FLORIDA                      33511
                    (Address of principal executive offices)     (Zip Code)

                                 (813) 661-9501
                (Issuer's telephone number, including area code)

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:  NONE

             SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

       UNITS CONSISTING OF ONE SHARE OF COMMON STOCK, WITHOUT PAR VALUE,
                     AND ONE COMMON STOCK PURCHASE WARRANT
                                (TITLE OF CLASS)

                        COMMON STOCK, WITHOUT PAR VALUE
                                (TITLE OF CLASS)

                         COMMON STOCK PURCHASE WARRANTS
                                (TITLE OF CLASS)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes [ ]                         No [x]

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 1996 were $8,876,652.

         As of April 10, 1997, there were outstanding 2,628,577 shares of Common Stock, no par value. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price reported on the Nasdaq SmallCap Market as of April 10, 1997 was $1,763,495.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                    FORM 10-K REFERENCE




           TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                     Yes [ ]                         No [x]

                               Page 1 of 57 Pages

                           NATIONAL DIAGNOSTICS, INC.

                           FORM 10-KSB ANNUAL REPORT

                              TABLE OF CONTENTS

                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I
  Item 1         Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  Item 2         Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16
  Item 3         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17
  Item 4         Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .      18

PART II
  Item 5         Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . .    18
  Item 6         Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . .    19
  Item 7         Financial Statements . . . . . . . . . . .   . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
  Item 8         Changes In and Disagreements with Accountants on Accounting and Financial
                   Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47

PART III
  Item 9         Directors, Promoters and Control Persons; Compliance with
                       Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    48
  Item 10        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    49
  Item 11        Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .    50
  Item 12        Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .    51
  Item 13        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    53

                                     PART I

ITEM 1 -- DESCRIPTION OF BUSINESS

GENERAL

         National Diagnostics, Inc., its wholly-owned subsidiaries, SunPoint Diagnostic Center, Inc. ("SunPoint"), National Diagnostics/Orange Park, Inc. ("Orange Park"), National Diagnostics/Riverside, Inc. ("Riverside"), Alpha Associates, Inc. ("Alpha Associates") and Alpha Acquisitions Corp. ("Alpha Acquisitions"), and Brandon Diagnostic Center, Ltd., a limited partnership of which Alpha Associates and Alpha Acquisitions are the general and limited partner, respectively, provide diagnostic imaging services through several outpatient centers located in the State of Florida. Sundance Partners (a wholly owned general partnership) owns the land and building associated with the outpatient center leased to Orange Park. (As used herein, the term "Company" refers to National Diagnostics, Inc., including its subsidiaries.) The Company's principal facility is located in Brandon, just east of Tampa. This facility accounted for 55% of the Company's net revenues in 1996. The SunPoint facility is located in Ruskin, Florida. The Company acquired, through its Orange Park subsidiary, substantially all of the assets of an existing mobile diagnostic imaging business in greater metropolitan Jacksonville in February, 1995. In August, 1995 the company opened in the Jacksonville area a third fixed site facility. In September, 1995 the Company expanded its mobile facilities by adding both a mobile MRI unit and mobile cardiology unit in the Jacksonville area. In July 1996, the Company opened its fourth fixed site facility with its Riverside facility in Jacksonville. This expansion from one facility to four was made financially possible by the Company's initial public offering in September, 1994 and other credit arrangements.

         The Company provides full service diagnostic imaging services to patients and physicians in a comfortable, service-oriented environment located outside of an institutional setting. Diagnostic imaging services provided include magnetic resonance imaging ("MRI"), computer tomography ("CT"), ultrasound, nuclear medicine, general radiology and fluoroscopy, neurodiagnostic testing, and mammography. The Company's diagnostic imaging procedures are performed by trained radiologic technologists and board certified radiologists. Medical services are provided at each facility by interpreting physicians, who are board certified radiologists and members of physician groups with whom the Company has entered into long-term contracts. The Company provides management, administrative, marketing and technical services, as well as equipment and facilities, to its interpreting physicians. The Company accepts Medicare, Medicaid, Worker's Compensation and most commercial insurance. The Company has contracted with many health maintenance organizations and preferred provider organizations. In 1995 and 1996, the Company's total net revenues were $6,232,000 and $8,919,000, respectively, reflecting approximately 29,000 and 52,000 respective diagnostic imaging procedures.

         The Company was incorporated in Florida in June of 1994. The Company's executive headquarters are located at 751 West Brandon Blvd., Brandon, Florida 33511, and its telephone number is (813) 661-9501.


DIAGNOSTIC IMAGING SERVICES INDUSTRY

  Overview

         During the past ten years, the diagnostic imaging industry has experienced substantial growth as well as a major shift from inpatient to outpatient delivery of services. Due to the contrast and detail of a high quality MRI scan, the use of MRI equipment frequently facilitates the identification of disease and disorders of a patient and often reduces the amount and cost of care needed to treat the patient and the need for certain invasive procedures, like exploratory surgery. The number of MRI units in operation has increased from fewer than 100 in 1984 to more than 4,800 in 1994. This rapid growth resulted from increasing acceptance by physicians and patients of MRI as well as an increasing need for MRI usage in imaging different body organ systems and disease conditions. New software programs and hardware capabilities, coupled with new contrast agents (chemicals administered to the patient that enhance the signal generated by body tissues), are anticipated to expand further the usage of the technology by physicians.

         In addition, inpatient health care cost containment pressures have led to the growth of outpatient delivery of services. Prior to 1983, most imaging services were delivered to patients in a hospital radiology department. In 1983, the federal government instituted the Prospective Payments System, which limited the amount paid by Medicare to hospitals for inpatient care for most categories of diseases. This restrictive reimbursement environment was a prime factor in the shift from inpatient to freestanding, outpatient imaging centers, since hospitals became less likely to purchase or lease expensive diagnostic imaging equipment.

         Ownership of outpatient diagnostic imaging centers remains highly fragmented, with no dominant national provider. Most of the equity in outpatient centers is owned by hospitals, independent radiologists, management companies or other groups. This fragmentation provides the Company with potential acquisition opportunities.

  Equipment and Modalities

         Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-rays to the advanced technologies of MRI, computerized tomography, ultrasound, nuclear medicine, neurology and mammography. The principal diagnostic imaging modalities used by the Company include the following:

                 Magnetic Resonance Imaging. MRI is a sophisticated diagnostic imaging system that utilizes a strong magnetic field in conjunction with low energy electromagnetic waves which are processed by a dedicated computer to produce high resolution multiple images of body tissue. A principal virtue of MRI imaging is that atoms in various kinds of body tissue behave differently in response to a magnetic field, enabling the differentiation of internal organs and normal and diseased tissue. During an MRI procedure, a patient is placed in a large, cylindrical magnet. Multiple images to various planes and cross-sections can be created without moving the patient. The images can be displayed on a computer screen, stored within the computer, or transferred to film for interpretation by a physician and retention in a patient's file. Unlike computerized tomography and general radiology and fluoroscopy, MRI does not utilize ionizing radiation which can cause tissue damage in high doses. As with many other diagnostic imaging technologies, MRI is generally non-invasive.

                 Computerized Tomography. CT is used to detect tumors and other conditions affecting the skeleton and internal organs. CT provides higher resolution images than conventional x-rays, but generally not as well defined as those produced by MRI. During a CT procedure, a patient is placed inside a ring on which a rotating x-ray tube is mounted. A dedicated computer directs the movement of the x-ray tube to produce multiple cross sectional images of a particular organ or area of the body.

                 Ultrasound. Ultrasound has widespread application, particularly for procedures in obstetrics, gynecology and cardiology. Ultrasound imaging relies on the computer-assisted processing of sound waves to develop images of internal organs and the vascular system. The sound waves are generated and recorded by probes that are either passed over or inserted into the body. A dedicated computer processes sound waves as they are reflected by body tissue, providing an image that may be viewed immediately on a computer screen or recorded continuously or in single images for further interpretation.

                 Nuclear Medicine. Nuclear medicine is used primarily to study anatomy and metabolic functions. During a nuclear medicine procedure, short-lived radioactive isotopes are administered to the patient by ingestion or injection. The isotopes break down rapidly, releasing small amounts of radioactivity that can be recorded by a gamma or scintigraphic camera and processed by a computer to produce a flat image of various anatomical structures.

                 General Radiology and Fluoroscopy. The most frequently used type of imaging equipment, radiology uses "x-rays" or ionizing radiation to penetrate the body and record its images on film. Fluoroscopy uses a video viewing system for real-time monitoring of the organs being visualized.

                 Neurology. Neurological diagnostic testing, consisting of nerve conduction studies, electromyography, evoked-potentials and electroencephalography (EEG), is used for the evaluation of patients with suspected radiculophy of the cervical and lumbar nerves and diseases of the nervous system, such as multiple sclerosis (MS). Neurological diagnostic testing equipment is designed to assess the integrity, conduction ability and functioning of the nervous system through electro-physiological stimulation.

                 Mammography. Mammography is a specialized form of radiology equipment using low dosage x-rays to visualize breast tissue. It is the primary screening tool for breast cancer.


THE COMPANY'S GROWTH STRATEGY

         The Company's strategy for growth involves increasing the revenues and profitability of its existing facilities, establishing and developing additional diagnostic imaging centers and acquiring existing imaging facilities in certain target markets, as well as expanding its existing operations to include mobile diagnostic imaging capabilities.

  Expansion of Existing Facilities.

         The Brandon facility is currently a full service imaging facility. The Brandon facility was expanded in March, 1995 to include a Center for Women that focuses on providing additional mammography and ultrasound services. In December of 1996 the Company entered into a commitment to purchase a new non-surgical mammography biopsy unit which will expand the services offered in its Center for Women.

         In June, 1995, the Company relocated Orange Park's principal facility from Middleburg to Orange Park and expanded the range of diagnostic imaging services offered thereby. With the addition of a mobile MRI unit in September, 1995 to its modalities Orange Park became a full-service imaging facility. See "--The Orange Park Facility."

         In September, 1995, a mobile cardiology unit was placed into service and expanded its service area in the Northeast Florida to the greater Jacksonville area, Fernandina Beach, Lake City and Palatka.

         The SunPoint Diagnostic Center is a full-service imaging facility, with the exception of MRI. The Company intends to add MRI capabilities to the SunPoint facility at such time as the demand for such services warrants the acquisition of MRI equipment. See "The SunPoint Facility."

         In July of 1996, a new full service center "Riverside" was opened in the Riverside area of Jacksonville, Florida. The new facility utilizes the mobile MRI unit form Orange Park to offer MRI services.


  Center Development and New Center Acquisitions.

         Currently, the Company intends to defer its external expansion in 1997; focusing more directly on the continuing effort to build efficiencies and profitability into existing new start ups.

         The Company's long range external growth strategy includes the development and/or acquisition of diagnostic imaging facilities in target areas identified by management initially in the State of Florida, with the potential for expansion to other regions in the Southeastern United States. The Company intends to operate each newly developed or acquired facility through a separate, wholly-owned subsidiary. In seeking suitable locations for the development of new centers or the acquisition of existing centers, the Company will focus primarily on demographic studies and its analysis of local competition, physician referral patterns and imaging services supply and demand. Also, the Company will focus on its ability to either utilize the professional services of its existing interpreting physicians to interpret test results or affiliate with other qualified interpreting physicians.

         Installation and maintenance costs on equipment can be substantial, particularly with respect to MRI units. Consequently, new facilities initially will include most or all of the modalities offered by the existing Brandon facility, with the exception of MRI. MRI has historically accounted for approximately 20-30% of the Company's revenues. MRI procedures are expensive to perform and have historically generated high margins for the Company. Due to the significant capital expenditure required to install and maintain MRI equipment, however, a minimum average number of procedures must be performed daily at each facility offering MRI to cover fixed costs associated with MRI equipment. As a result, the Company currently intends to perform all MRI procedures required by its facilities not offering MRI directly either at the Company's nearest full service facility or via a mobile MRI unit acquired by Orange Park and placed into operation in September, 1995. The Company expects to provide MRI services in this manner until such time as management determines that the demand for MRI procedures at a particular facility is at a level that will generate revenue sufficient to cover fixed costs associated with MRI equipment.

         The Company also believes that it can successfully acquire existing imaging centers. Acquisition opportunities have diminished that were tied to the enactment of federal and state laws and regulations restricting physician referrals to health care facilities in which such physicians have a financial interest and limiting permissible affiliations between tax exempt hospitals and "for profit" outpatient medical centers. See "Business-Government Regulation." The required divestitures of physician-owned centers have already occurred. Nevertheless, management believes that acquisition opportunities continue to exist due to the fragmented nature of the imaging center business.

         The Company believes that it can successfully integrate the operations of its new facilities and any facilities that it chooses to acquire by leveraging its existing corporate infrastructure. No assurances can be given, however, that adequate financing will be available to fund the development of this or any other new facilities.


  Increased Mobile Diagnostic Imaging Capabilities.

         The Company's growth strategy also includes expanding its mobile diagnostic imaging capabilities. In January, 1995, the Company entered into an agreement with an established group of cardiologists in Orange Park, Florida to provide mobile nuclear cardiology imaging services. In September 1995 the Company placed into operation a fully operational mobile unit to service such group as well as other cardiological centers and specialists. See "--NDCI Mobile Services."
The Company's Orange Park facility currently provides mobile ultrasound and neurological diagnostic imaging services. The Company expanded the operations of its Orange Park subsidiary in September, 1995 with the inclusion of mobile MRI services. See "--The Orange Park Facility."

         THERE CAN BE NO ASSURANCES THAT THE COMPANY CAN OR WILL SUCCESSFULLY IMPLEMENT ITS CENTER GROWTH OR EXTERNAL GROWTH STRATEGIES.

  Imaging Equipment.

         The Company obtains its imaging equipment from large, well-established companies, including Siemens Medical Systems Inc., Toshiba, Inc., Lo-Red Co. and Raytheon, Inc. The Company is not dependent on any one supplier and believes that it has satisfactory relationships with its suppliers.

         Equipment acquisition costs can vary dramatically, depending upon the model and peripheral equipment acquired. The Company reviews the technological capabilities of new product offerings in order to improve and upgrade equipment when necessary. Currently, equipment costs range as follows:

                 EQUIPMENT                                         PRICE RANGE
                 ---------                                         -----------
                 MRI                                        $900,000  to       $1,700,000
                 CT                                          300,000  to          900,000
                 Ultrasound                                  100,000  to          250,000
                 Nuclear Medicine                            250,000  to          400,000
                 Radiology                                    40,000  to           75,000
                 Fluoroscopy                                 200,000  to          350,000
                 Mammography                                  50,000  to           80,000
                 Neurology                                    25,000  to           60,000


         Installation and maintenance costs on the equipment can be substantial, particularly with respect to MRI units. Installation costs can range from $35,000 to $125,000 for an MRI unit, depending on the particular installation circumstances.

         The Company generally obtains financing for its equipment from lenders and lessors, with the equipment and other assets serving as security for the loans. Leases for smaller medical equipment average three years and leases for larger medical equipment are for seven years. Certain of such loans are personally guaranteed by Mr. Alliston.

  Operations

         The Company provides diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other groups. Patients are scheduled for an appointment, informed of any medications needed for the test, and pre-qualified with respect to their medical requirements and insurance coverage by Company personnel. Procedures are designed to avoid the admission and administrative complexities of in-hospital diagnostic imaging services. All of the Company's imaging services are performed on an outpatient basis by trained medical technologists under the direction of the interpreting physician. Following the diagnostic procedures, the images are reviewed by the interpreting physicians, who prepare a report of these tests and their findings. These reports are transcribed by Company personnel and then delivered to the referring physicians. The interpreting physicians are board certified specialists in radiology, nuclear medicine, nuclear cardiology or neuroradiology, as appropriate. Such interpreting physicians are members of an independent health care provider group with which the Company has entered into a long-term contract, and are not employees of the Company. The Company is not engaged in the practice of medicine.

         Typically, patients are charged an all-inclusive fee for the imaging studies. The administrative staff is responsible for billing and collecting the fee.

         The Company contracts for interpreting physician services for which typically the interpreting physician receives a fixed percentage of monthly collections. The Company believes that the structure of its compensation arrangement with its interpreting physicians encourages high quality service and fairly compensates these physicians for the interpretation services they provide. The Company's agreement with its interpreting physicians is typically for a three-year term and requires each physician to obtain medical malpractice insurance.


THE BRANDON, FLORIDA FACILITY

         The Brandon, Florida facility was established in 1991 as a full-service diagnostic facility specializing in outpatient radiology. The Brandon facility generally provides medical diagnostic services to the general population living within approximately ten miles of Brandon, Florida. The Brandon, Florida area population, currently in excess of 250,000, consists primarily of an expanding base of middle income families and retirees. In 1995 and 1996, the Brandon facility generated net revenues of approximately $3,900,000 and $4,900,000, respectively, reflecting approximately 21,000 and 32,000 respective diagnostic imaging procedures.

         The Brandon facility currently has one unit for each of MRI, CT and nuclear medicine and two units for each of mammography, radiology, ultrasound and fluoroscopy.

         Annual expenses for equipment maintenance and repairs at the Brandon facility were approximately $137,000 and $114,000 for the fiscal years ended December 31, 1995 and December 31, 1996, respectively. The Company typically enters into agreements with equipment manufacturers or other third parties for equipment maintenance.

         Patients at the Brandon facility are invoiced in the name of Brandon Diagnostic Center. The interpreting physician's P.A. with which the Company has currently contracted for interpreting physician services at the Brandon facility receives a fixed percentage (fourteen percent) of monthly collections.

         Brandon facility's interpreting physician is certified by the American Board of Radiology. The interpreting physician's P.A. is responsible for subcontracting with additional physicians to assure adequate coverage during peak times, absences, etc. The following is a brief biographical summary of the Brandon facility's principal interpreting physician:

         DR. ROBERT D. MARSHALL, M.D. received his Doctor of Medicine degree from the University of Miami School of Medicine, Miami, Florida in June, 1974. Dr. Marshall performed his internship and residency from 1974 to 1978 at the University of South Florida, School of medicine, Tampa, Florida. In February, 1987 Dr. Marshall had taken a fellowship in MRI at Huntington Memorial Hospital, Pasadena, California. In addition to MRI, Dr. Marshall has received training and experience in computed tomography, mammography, ultrasound and nuclear medicine in 1977 and 1978.

         The Brandon facility is open from 7:30 a.m. to 6:00 p.m. Monday, Wednesday & Friday, 7:30 a.m. to 8:00 p.m. Tuesday and Thursday, 8:00 a.m. to 2:00 p.m. on Saturdays and on an as-needed basis on Sundays.

THE SUNPOINT FACILITY

         The Company, through its SunPoint subsidiary, opened its SunPoint Diagnostic Center in Ruskin, Florida, approximately twenty miles south of Brandon, in November, 1994. This facility is located near the Sun City Center retirement community. The Ruskin area has a total population of approximately 45,000, including roughly 38,000 retirees. The SunPoint facility is a full-service imaging facility, with the exception of MRI. It currently has one unit for each of CT, ultrasound, nuclear medicine, mammography, radiology and fluoroscopy. The equipment located at the SunPoint facility is obtained from the same manufacturers as the Brandon facility equipment.

         Consistent with the Company's expansion strategy, the Company intends to add MRI capabilities to the SunPoint Diagnostic Center only as the demand for such services develops and warrants the acquisition of MRI equipment.
Until such time, all MRI procedures required by SunPoint facility patients will be performed at the nearby Brandon facility. All SunPoint patients requiring MRI procedures are offered a free shuttle service to and from the Brandon facility.

         The operational procedures at the SunPoint facility are virtually identical to those described above under "Operations," the patients are invoiced in the name of SunPoint Diagnostic Center. The SunPoint facility is staffed by fourteen employees and one interpreting physician, who rotates with the other interpreting physician serving the Brandon facility. The interpreting physician's P.A. with which the Company has currently contracted for interpreting physician services at the SunPoint Diagnostic Center receives a fixed percentage (fourteen percent) of monthly collections.

         The SunPoint facility is currently open from 7:30 a.m. to 5:30 p.m. Monday through Friday, and on an as needed basis on Saturdays.

THE ORANGE PARK FACILITY

         In February, 1995, the Company, through its Orange Park subsidiary, acquired substantially all of the assets of Medical Imaging Consultants, Inc. and certain of its affiliates, providers of both mobile and fixed site ultrasound and related diagnostic testing services in the cardiac, cerebral vascular and neurophysiology areas. (See Note 12 to the Consolidated Financial Statements.)

         Orange Park currently provides mobile and fixed diagnostic services in Clay, Duval, Nassau and St. Johns counties in northeastern Florida. Its principal facility is located in Orange Park, Florida, where it has three mobile units for neurology, two units for ultrasound, one each for nuclear cardiology and MRI. All equipment at the Orange Park facility is either owned directly or leased through an independent leasing company. The Orange Park facility became a full service imaging facility, with its mobile Facilities, by September, 1995. The Company has one unit for each for CT, ultrasound, mammography, radiology, and fluoroscopy at its Orange Park subsidiary. This mobile unit is used to provide MRI services at Orange Park and any future facilities developed by the Company in northeastern Florida. See "--The Company's Growth Strategy--Center Development and New Center Acquisitions."

         Orange Park follows the same operational procedures as the Company's other facilities, except that patients are invoiced directly in the name of Orange Park. The Orange Park facility is currently staffed by thirty-four employees. All interpreting services are provided by eight interpreting physicians who are members of an independent health care provider group with which the Company has entered into a long-term contract. These physicians are not employees of the Company and the Company is not engaged in the practice of medicine. The interpreting physician group with which the Company has contracted for interpreting physician services at the Orange Park facility receives a monthly fee equal to 17% of the monthly collections.

         The Orange Park facility is currently open from 7:30 a.m. to 5:30 p.m. Monday through Friday, and on an as- needed basis on Saturdays.

THE RIVERSIDE FACILITY

         The Company, through its Riverside subsidiary, opened in July of 1996 the Riverside Diagnostic Center in the Riverside area of Jacksonville, Florida. The facility is located in proximity of a thousand bed hospital in an old "upscale" residential area of Jacksonville. The Riverside facility is a full-service imaging facility, inclusive of mobile MRI services which it obtains form the Orange Park facility (see Orange Park Facility). It currently has one unit each for CT, ultrasound, nuclear cardiology, nuclear medicine and radiology and two units each for mammography and fluoroscopy.

         Riverside follows the same operational procedures as the Company's other facilities, except that patients are invoiced directly in the name of Riverside. The Riverside facility is currently staffed by eight employees. All interpreting services are provided by a group of physicians who received a percentage (15% of the first $200,000 and 20% thereafter) of monthly collections.

         The Riverside facility is currently open from 7:30 a.m. to 5:30 p.m. Monday through Friday.

CARDIOLOGY MOBILE SERVICES

         In January, 1995, the Company, through its cardiology subsidiary, entered into an exclusive agreement with Diagnostic Cardiology Associates, an established group of 18 cardiologists based in Jacksonville and other physician groups in northeast Florida, to provide mobile nuclear cardiology imaging
services.   The Company  acquired a mobile unit and placed it into operation in
September, 1995. Since then the Company has expanded its operations to Fernandina Beach, Lake City and Palatka, Florida. The Company will seek to enter into similar arrangements with other groups of cardiologists, but no assurances can be made that such opportunities exist or can be realized. In May 1996, the wholly owned cardiology company was merged into Orange Park.

MARKETING

         The Company provides diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or groups. Consequently, the Company's marketing program focuses on establishing and maintaining referring physician relationships by efficiently providing needed medical services to patients of those physicians, and maximizing reimbursement yields. The Company's marketing program targets selected market segments consisting of local physicians who may have a need for diagnostic imaging services. The Company utilizes a variety of marketing techniques in its market areas to educate physicians in the availability and capabilities of the various imaging technologies, including personal visits by the Company's clinical coordinators to local physicians and their staffs, direct mailings of marketing brochures and participation in seminars on recent developments in diagnostic imaging and related technology.

         The Company's clinical coordinators seek to maintain the satisfaction of referring physicians by frequent contact with them, both to ascertain the physicians' needs and, when appropriate, to seek suggestions on how to improve the Company's delivery of services. The Company continually seeks to improve the quality of its services by encouraging interaction between referring physicians and interpreting physicians. The Company has also developed a database containing referring physician and patient information in order to more effectively coordinate its marketing activities with respect to its referring physicians. The Company has joined the Florida Imaging Network, Inc., an association recently established to develop and operate a statewide diagnostic imaging services network to interface with managed care providers in the State of Florida. The Company believes that this will provide an additional method of expanding its referral base.

REIMBURSEMENT, BILLING AND COLLECTION

         The Company charges patients a fee for each imaging study performed, which is billed in the name of the applicable diagnostic center. The Company generally accepts assignment by the patient of payment from insurers and is reimbursed for services performed by payment, directly and indirectly, from third-party commercial insurers, managed care organizations, government payors, workmen's compensation and other sources. In many instances, the patient is responsible for payment of a co-payment or deductible and, in some instances, the patient remains responsible for payment of the entire fee. The extent to which services provided by the Company are reimbursable depends upon a number of factors, including the type of insurance coverage carried by the patient, the type of imaging services provided to the patient, prevailing practices in the relevant geographic area and the identity of the third-party payor.

         The following table sets forth the approximate percentages of collections received during 1996 in each of the following categories:

                                                                       PERCENT OF
                         SOURCE                                        COLLECTIONS
                         -------                                       -----------
                 Managed Care/HMO                                         33%
                 Private Insurance                                        37
                 Medicare/Medicaid                                        18
                 Private Pay                                               8
                 Workmen's Compensation                                    4


          The Company maintains a competitive billing strategy based upon evaluation of available pricing data. The Company maintains sufficient price flexibility to enable it to compete with other MRI imaging services provided in the local community.

          Obtaining the maximum amount of allowable reimbursement and collecting receivables on a timely basis are critical to the Company's success and are a priority of management. The Company has developed and is continuing to develop systems to process claims. The Company endeavors to provide complete and accurate claims data to the relevant payor sources to obtain the maximum amount of allowable reimbursement and to accelerate the collection of accounts receivable. Approximately seventeen of the Company's employees are involved in reimbursement, billing and collection activities. There can be no assurance that the Company will be successful with respect to the foregoing.

          Third-party payors, including Medicare, Medicaid and certain commercial payors, have taken extensive steps to contain or reduce the costs of health care. A significant change in coverage or a reduction in payment rates by third-party payors could have a material adverse effect upon the Company's business. In 1995 and 1996, approximately 0.3% and 0.8%, respectively, of the Company's total revenues were derived from providing imaging services to patients involved in personal injury claims. The Company sometimes experiences significant collection delays in connection with these services due to the fact that the Company may not be paid for its services until the underlying legal action is resolved.

COMPETITION

          The outpatient diagnostic imaging industry is highly competitive.
The Company believes that its principal competitors are hospitals, independent or management company-owned imaging centers, some of which are owned, in whole or in part, by physician investors, and mobile diagnostic units. Some of these competitors have greater financial and other resources than the Company. The Company's competitors in the immediate Brandon area are a 120 bed hospital providing full inpatient service and a new outpatient diagnostic center opened in January of 1997. The Brandon facility has experienced a 1% decline in gross revenues in the 1st quarter of 1997 compared to 1996 but is not able to determine if this is from competitor pressures since its case load has continued to increase. The Company's sole competitor in the Ruskin area is a 50 bed hospital also providing full inpatient service. The Company has many competitors in the Jacksonville area, including hospitals, independent or management company-owned imaging centers and mobile diagnostic units, but, to the best of management's knowledge, none of these competitors is a full modality center offering mobile and fixed site diagnostic imaging services.

          The Company believes that as a result of its operating efficiencies, it can provide outpatient diagnostic services more competitively than other local providers. Principal competitive factors include quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. The Company may benefit, or experience increased competition, to the extent proposed or future regulations will reduce self referrals from physician investors and make their referrals part of the market for which any center may compete. The Company currently has no physician investors and, therefore, derives 100% of its revenues from non-investor referrals.

GOVERNMENT REGULATION

          The health care industry is highly regulated at the federal, state and local levels. Although the following is not an exhaustive discussion, it summarizes the key regulatory factors that affect the Company's operations and development activities:

          Certificates of Need and Licensing. Under Certificate of Need laws, a health care provider is typically required to substantiate the need for, and financial feasibility of, certain expenditures related to the construction of new facilities, commencement of new services or purchases of medical equipment in excess of statutory thresholds. The provision of outpatient health services, including outpatient MRI, is exempt from Certificate of Need review in the State of Florida. The operations of outpatient imaging centers are subject to federal and state regulations relating to licensure, standards of testing, accreditation of certain personnel and compliance with governmental reimbursement programs. The Company is required to obtain and maintain general business licenses from certain counties in which it operates centers, as well as licenses from the State of Florida for the handling and disposal of radioactive materials used in nuclear medicine procedures. Radioactive materials are currently delivered daily to the Company's Brandon, SunPoint and Cardiology facilities. Medical waste contaminated with radioactive material is placed in locked hazardous waste containers and picked up daily for disposal by a licensed hazardous waste vendor. The Company is subject to surprise inspection by nuclear inspectors. Although the Company believes that it has obtained all necessary licenses, the failure to obtain a required license could have a material adverse effect on the Company's business. The Company believes that diagnostic testing will continue to be subject to intense regulation at the federal and state levels and it cannot predict the scope and effect thereof.

          Medicare/Medicaid Anti-Kickback Provisions. The Medicare/Medicaid Anti-Kickback Statute (the "Anti-Kickback Statute") prohibits the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients for any item or service that is covered by Medicare or Medicaid. Violation of the Anti-Kickback Statute is punishable by substantial fines, imprisonment for up to five years or both. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Protection Act") provides that persons guilty of violating the Anti-Kickback Statute may be excluded from participating as providers or suppliers in the Medicare or Medicaid programs. Investigations leading to prosecutions and/or program exclusion may be conducted by the Office of the Inspector General ("OIG") of the United States Department of Health and Human Services ("HHS"), the United States Department of Justice and State of Florida agencies.

          Under the Anti-Kickback Statute, law enforcement authorities, HHS and the courts are increasingly scrutinizing arrangements between health care providers and referral sources (such as physicians) in order to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient referrals. This scrutiny is not limited to financial arrangements that involve a direct payment for patient referrals, but extends to payment mechanisms that carry the potential for inducing Medicare or Medicaid referrals, including situations where physicians hold investment interests in, or compensation arrangements with, a health care entity to which such physicians refer patients.

          Safe Harbor Regulations. The Protection Act directed the OIG to publish regulations delineating health care payment practices that would not be subject to criminal prosecution and would not provide a basis for program exclusion under the Anti-Kickback Statute. In 1991, the OIG published final safe harbor regulations that specify the conditions under which certain kinds of financial arrangements, including (i) investment interests in public companies, (ii) investment interests in small entities, (iii) management and personal services contracts, and (iv) leases of space and equipment, will be protected from criminal prosecution or civil sanctions under the Anti-Kickback Statute. The OIG has stated that failure to satisfy the conditions of an applicable "safe harbor" does not necessarily indicate that the arrangement in question violates the Anti-Kickback Statute, but means that the arrangement is not among those that the "safe harbor" regulations protect from criminal or civil sanctions under that law.

          One provision of the Safe Harbor Regulations includes a public company exception applicable to investment in the Company by referring physicians. The Company currently does not qualify for this exception. A return on investment, such as a dividend or interest, is not a prohibited payment if, within the previous fiscal year or 12 month period, the public company possesses more than $50 million in undepreciated net tangible assets which are related to the furnishing of health care items and services and the Company meets all five of the following standards:

         i) Equity securities must be registered with the Commission under 15 U.S.C. 78l(b) or (g);

         ii) The investment interest of an investor in a position to make or influence referrals to, furnish items or services to, or otherwise generate business for, the Company must be obtained on terms equally available to the public through trading on a registered national securities exchange or on Nasdaq;

         iii) The Company or any investor must not market or furnish the Company's items or services to passive investors
                 (non-management shareholders) differently than to non-investors;

         iv) The Company must not loan funds to or guarantee a loan for an investor who is in a position to make or influence referrals to furnish items or services to, or otherwise generate business for the entity if the investor uses any part of the loan to make the investment; and

         v) The amount of payment to the investor in return for the investment interest must be directly proportional to the amount of the investor's capital investment.

         The Company does not meet the $50 million net tangible assets criterion and, therefore, in order to avoid any issue as to fraud and abuse compliance, a physician who owns any of the Company's securities might be prohibited from making any patient referrals to the Company's diagnostic imaging facilities, whether or not the remaining standards have been complied with.

         With respect to the arrangements between the Company and its interpreting physicians, there is a safe harbor for personal service agreements which requires that such arrangements be in writing and last for at least one year, and that the compensation paid to the physicians be based on the fair market value of the professional services they provide and not on any referrals or business generated between the parties. To the extent that the compensation arrangements with the interpreting physicians do not fit within all of the requirements of the safe harbor, they are not per se illegal, but in order to avoid all risk of fraud and abuse issues, the interpreting physicians would not be permitted to make any referrals to the Company for imaging services.

         Florida Prohibition of Referrals. On March 13, 1992, the Florida Legislature passed the "Patient Self-Referral Act of 1992" (the "1992 Act"), which took effect April 9, 1992. The Act, as amended in 1993, prohibits physicians' referrals of patients for designated health services, including diagnostic imaging services, to facilities in which they own an investment interest. Therefore, physicians who own Common Shares or Common Share Purchase Warrants are prohibited from making any patient referrals to the Company's diagnostic imaging facilities.

         Medicare Reimbursement. Diagnostic imaging services provided to Medicare beneficiaries are reimbursed based on Medicare's Resource-Based Relative Value Scale, which sets limits on reimbursement for both the technical and physician components of these services. There is no guarantee that the amount paid by Medicare, either now or in the future, will be adequate to meet the Company's costs of providing the imaging services. There is also no guarantee that the U.S. Government will not enact law or adopt regulations restricting the ability of free-standing diagnostic imaging centers from providing services to Medicare or Medicaid patients, although the Company is currently unaware of any proposal to do so.

         Omnibus Budget Reconciliation Act of 1993. As part of the Omnibus Budget Reconciliation Act of 1993, Congress passed the "Stark II" law, which prohibits a physician from referring Medicare and other federal program patients for designated health services, including imaging services, to certain entities with which the physician or a member of his or her immediate family has a financial relationship. A "financial relationship" would include either an ownership interest in, or compensation arrangement with, the entity. The Stark II law has been incorporated into Section 1877 of Title XVIII of the Social Security Act. The Company, as a provider of radiology and other diagnostic services, would be such an entity, and therefore, a physician with such a financial relationship with the Company could not make referrals of Medicare or Medicaid business to the Company, unless the relationship falls within one of the limited exceptions offered by Stark II. These limitations became effective January 1, 1995.

         Stark II provides an exception for referrals by a physician who, or a member of whose immediate family, owned investment securities in a public entity which may be purchased on terms generally available to the public, but only if the entity met the following criteria: (i) its securities are listed on a recognized stock exchange or traded on Nasdaq; and (ii) the entity has at the end of its most recent fiscal year or on average during the previous three fiscal years, stockholder equity exceeding $75 million. The Company does not meet these criteria and, therefore, a physician who owns Common Shares or Common Share Purchase Warrants of the Company is prohibited from making Medicare and other federal program patient referrals to any of the Company's diagnostic imaging facilities. The Company also is prohibited from presenting a claim for services rendered in connection with such a prohibited referral.
It would not be necessary for the Company to have knowledge that the referral was unlawful in order for there to be a violation for which the penalty could be denial of payment for the claim or a refund to the payer. Penalties of up to $15,000 for each violation and exclusion from Medicare and other programs could be assessed if a bill is presented and the entity knows or should have known that it is the result of a prohibited referral.

         Physicians with compensation arrangements with the Company, such as its interpreting physicians, also are subject to the foregoing referral prohibition, unless the arrangement fits within a Stark II exception. Stark II permits personal arrangements between such physicians and the Company if various criteria are met, including that the arrangement is set out in writing, has a duration of at least one year and the compensation paid to the physicians represents the fair market value of the professional services provided and does not take into account the volume or value of any referrals or other business generated between the parties. Stark II also specifically states that a prohibited referral does not include a request by a radiologist for diagnostic radiology services if such services are furnished by or under the supervision of that radiologist.

         To its knowledge the Company currently does not have any physicians who are significant shareholders and, therefore, the Company's revenue growth has been derived entirely from non-investor physician referrals. In the event the Company has physician shareholders in the future federal and state law will prohibit referrals by such investors to any of the Company's imaging centers.

         As a provider of diagnostic services, the Company is required to report the names and unique identification number of physicians who, or whose immediate family members, have an investment interest in or compensation arrangement with the Company. The Company's current shareholders are not physicians and, therefore, do not provide referrals in potential violation of the foregoing provisions. In the future, however, many of the Company's Common Shares or Warrants may be held by physicians or their immediate family members or in "street name", and therefore, not readily subject to discovery. Management believes that monitoring of such ownership would be extremely difficult. However, management is investigating methods of minimizing its exposure to inadvertently accepting a prohibited referral. Management will also assess and monitor its compensation arrangements with physicians.

         Although the Company believes that it is in material compliance with all applicable federal and state laws and regulations, there can be no assurance that such laws or regulations will not be enacted, interpreted or applied in the future in such a way as to have a material adverse impact on the Company, or that federal or state governments will not impose additional restrictions upon all or a portion of the Company's activities, which might adversely affect the Company's business.

EMPLOYEES

         As of March 31, 1997, the Company had 113 employees (all full time), including 3 executive officers, 68 administrative personnel, 2 sales and marketing person and 40 technical personnel. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be good.

INSURANCE

         The Company carries workmen's compensation insurance, comprehensive and general liability coverage, fire and allied perils coverage in amounts deemed adequate by management. The Company is not engaged in the practice of medicine and, therefore, does not carry medical malpractice insurance. See "Risk Factors." There is no assurance that potential claims will not exceed the coverage amounts, that the cost of coverage will not substantially increase or require the Company to insure itself or that certain coverages will not be reduced or become unavailable. The Company also requires that physicians practicing at the imaging centers carry medical malpractice insurance to cover their individual practices. The interpreting physicians are responsible for the costs of this insurance.


ITEM 2 -- DESCRIPTION OF PROPERTY

         The Company's executive office and its primary diagnostic facility are located in Brandon, Florida and occupy approximately 11,325 square feet of space. The Company entered into a lease with respect to such facilities on September 1, 1994, expiring August 31, 1997, which is followed by a renewal option of five years. The new lease consolidated prior leases pertaining to the Brandon facility's then existing space and provided additional space to accommodate the Company's Center for Women. Under both prior leases and its existing lease, the Company paid an aggregate of approximately $126,000 (including common area maintenance and real estate taxes) in fiscal 1996 for space at such facility. Pursuant to the lease terms, the annual rental for the Brandon facility is subject to an annual escalation of up to four percent based upon the Consumer Price Index. Additionally, the annual rental is subject to a one-time 10% escalation upon the Company's exercise of its renewal option.

         The Company entered into a month to month lease for 1,500 square feet of office space in Jacksonville to serve as the Company's northeast Florida regional office. Annual rent approximates $18,000. The lease for this space is with Ronald Baugh, the President and Chief Operating Officer of Orange Park.

         The Company also has entered into a lease relating to its 6,390 square foot SunPoint facility in Ruskin, Florida. The initial term of the Ruskin lease is five years, beginning September 1, 1994, with one five year renewal option. Base rental payments (excluding common area maintenance and real estate taxes) under the lease will be approximately $23,000 in 1995 and $48,000 annually thereafter. Pursuant to the lease terms, the annual rental for the Ruskin facility is subject to a four percent annual escalation after 1996.

         Orange Park had based its mobile operations from a leased facility in Middleburg, Florida from Ronald Baugh, the President and Chief Operating Officer of Orange Park, on a month-to-month basis. In July of 1995, Orange Park moved to a 5,100 square foot fixed site facility located in Orange Park, Florida and owned by Sundance Partners, a Florida general partnership in which all general partners were directors and/or shareholders of the Company. A triple net lease was entered into with an initial term of ten years, beginning April 1, 1995. Base rental payments under the lease are approximately $ 44,000 annually. Rent expense including common area maintenance for 1996 approximated $58,000. The facility was owned by a general partnership (Sundance). The Company's majority stockholders owned a majority interest in the Sundance. Effective December, 1995, The Company purchased a 100% interest in the general partnership by issuing stock valued at $51,057 and assumed a mortgage note for $295,279. The underlying assets in the partnership appraised at over $600,000.

         The Company entered into a triple net lease for its Riverside facility (which opened in July of 1996) with Sundance Partners II, a Florida general partnership in which the general partners are officers/directors and majority shareholders of the Company. The facility is a newly constructed 7,100 square foot stand alone medical center constructed to Company specifications. The lease has an initial term of five years with a one time renewal option for five more years. Base rental payments are $110,050 annually. The base rent shall escalate up each year by $.25 per square foot. Rent expense for 1996 approximated $58,000.

         The Company believes its present and anticipated leased facilities to be in excellent condition and suitable for their intended operations.

ITEM 3 -- LEGAL PROCEEDINGS

         In December, 1995 the physician group which contracted with Brandon and SunPoint for radiology readings terminated the contract. On February 9, 1996 the physician group filed a suit entitled East Pasco Radiology Associates, P.A. vs. Brandon Diagnostic Center, Ltd., and SunPoint Diagnostic Center, Inc. in the Hillsborough County Florida Circuit Court against the Company alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billing certain procedures. The physician group sought payment for services rendered (approximately $178,000) and lost profits (approximately $850,000). In February of 1997, the court denied the claim for lost profits and entered an award in favor of the physician group relating to services rendered. The Company adequately reserved for the claim for services and satisfied the judgement in February of 1997. Subsequently, a motion by the physicians for a rehearing was denied. The physicians filed a notice of appeal for the lost profits claim in April, 1997. Also a motion for costs relating to the law suit (approximately $10,000) was filed by the physicians group. The company believes the costs to be substantially less than the amount claimed and intends to contest the amount.

         On March 10, 1995 legal action was instituted against A.T. Brod & Co., Inc. (a national stock brokerage firm) by a terminated employee of A. T. Brod & Co., Inc ("A.T. Brod"). A. T. Brod was a major market maker for National Diagnostic, Inc. stock. The Company was named in the suit entitled James I. Blackey vs. A.T. Brod & Co., Inc., Arthur M. Stupay, Jugal Taneja, R.K. Khosla, Bancapital Investment Corporation, and National Diagnostics, Inc. pending the Supreme Court of the State of New York, County of Erie, Index Number I-1995-2249. Mr. J. Taneja is Chairman, Chief Executive Officer and Director of both A. T. Brod and the Company. The action alleges wrongful discharge, breach of contract, deformation of character, conspiracy and tortious interference with a contract arising out of the alleged wrongful termination of the plaintiff by A.T. Brod and seeks compensatory and punitive damages of $2,830,000. In April of 1997 the Company reached a settlement for $5,000 which has been fully paid by the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 12, 1994, the Company's Common Shares have been traded separately in the Nasdaq SmallCap Market under the symbol NATD. The following table sets forth the high and low bid prices for Common Shares as reported by Nasdaq for the periods indicated. These prices are not necessarily indicative of prices at which actual buy and sell transactions could occur.



                                                            HIGH             LOW
                                                            ----             ---
1994

         Fourth Quarter (from October 12)                   $4-3/4           $3
1995

         First Quarter                                      $6-1/4           $1-7/8
         Second Quarter                                     $4               $1-1/2
         Third Quarter                                      $1-7/8           $1
         Fourth Quarter                                     $3-1/2           $1-11/16
1996
         First Quarter                                      $3-3/8           $2-5/16
         Second Quarter                                     $4-1/2           $2-1/2
         Third Quarter                                      $4               $2-1/2
         Fourth Quarter                                     $2-3/4           $1-11/16
1997
         First Quarter                                      $2-7/16          $1-1/4


         On April 10, 1997, the closing bid quote for the Common Shares was $1.62 per share, and there were 42 holders of record of Common Shares. The majority of over 300 individual shareholders held their stock in a "street name".

         The Company has not paid cash dividends on its Common Shares and does not anticipate doing so in the foreseeable future. The Company intends to retain earnings, if any, for future growth and expansion opportunities.
Payment of cash dividends in the future, as to which there can be no assurance, will be dependent upon the Company's earnings, financial condition, capital requirements and other factors determined to be relevant by the Board of Directors.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements included elsewhere herein. Due to the Company's net loss for 1996 of $1,241,661, and operating losses for 1996 and 1995 which resulted in an accumulated deficit of $2,048,165, at December 31, 1996, our independent certified public accountants have qualified their accountants' report dated March 20, 1997, on the Company's 1996 financial statements as to a going concern uncertainty. The following commentary within "Management Discussion and Analysis" addresses the Company's operations for 1996 and its plan to improve future results. These matters are also discussed in Note 2k to the financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

         Net revenues for fiscal 1996 were $8,877,000 as compared to $6,233,000 for fiscal 1995, representing an approximately 42% increase. This increase was primarily attributable to new start up facilities and an increase in the volume of procedures performed at pre-existing facilities. Orange Park mobile operations started up in February 1995, opening a fixed site facility in August; and in September a mobile MRI facility and a mobile cardiology unit were placed in service. Riverside operations started up in July, 1996. The start up facilities accounted for approximately $1,344,000 of the increase in revenues. The Brandon facility increased its revenues $1,005,000 or approximately 26% to $4,927,000 in 1996. SunPoint increased its revenues $314,000 or approximately 30% to $1,276,000 in 1996.

         The Company's net accounts receivable increased $630,000 to $2,131,000 from $1,501,000 at December 31, 1996 and 1995, respectively. Approximately 52% of this increase is the direct result of the Company's start up operations inclusive of the Orange Park Center opened in August, 1995. The cash position of the Company decreased to $104,000 from $128,000 at December 31, 1996 and 1995, respectively.

         The following table sets forth selected operating results as a percentage of net revenues for 1996 as compared to 1995.


                                                                FISCAL 1996                        FISCAL 1995
                                                                -----------                        -----------
Net Revenue                                                       100.0%                             100.0%
Direct Operating Expenses                                          54.6                               56.0
General and Administrative Expense                                 40.3                               42.3
Depreciation and Amortization                                      13.6                               14.2
Operating loss                                                     (8.6)                             (12.6)
Interest                                                            6.3                                5.3
Other Income                                                        0.1                                1.7
Income Taxes (benefit)                                                0                               (2.9)
Net Loss                                                          (14.0)                             (13.3)

         Direct operating expenses increased approximately 38% to $ 4,850,000 for 1996 from $3,495,000 for 1995. This increase is a direct result of the increased number of diagnostic procedures performed in 1996 compared to the preceding year. Direct costs as a percentage of net revenue decreased approximately 2% from the preceding year. This is attributable to various costs that do not vary proportionately with net revenue. Rents increased approximately 2% as a percent of revenues primarily from the costs associated with the operating lease for the Orange Park mobile MRI which completed its first full year of operation. In addition, radiology reading fees as a percent of net revenue decreased approximately 3% due to the more favorable contracts the Company entered into for 1996; wages decreased approximately 1% as a percent of net revenue due to increased efficiencies.

         General and administrative expenses increased approximately 35% to $3,576,000 for 1996 as compared to $2,635,000 for 1995. This increase was primarily attributable to the addition of personnel and the related payroll and related benefit costs associated with such personnel. Such personnel costs increased approximately $631,000 to $1,986,000 inclusive of executive compensation. The personnel were added in response to the expansion of facilities and increased volume of procedures performed. Executive compensation increased from approximately $468,000 in 1995 to $555,000 in 1996 as a result of the employment of two additional executives in 1995 receiving their first full year of salary in 1996. General and administrative expenses also increased because of current operating expenses for start-up operations relating to the addition of Riverside (an increase of $137,000 exclusive of personnel related costs).

         Depreciation (depreciation expense approximating $1,085,000) and amortization increased 36% to $1,210,000 in 1996 as compared to $890,000 during 1995, while decreasing as a percentage of net revenue. The dollar increase was principally attributable to the acquisition of new equipment for the start-ups and amortization (approximately $50,000) of previously capitalized start-up costs which are amortized over 12 months commencing with the date of first patient services.

         Interest expense increased to $564,000 in 1996 from $334,000 in 1995 as a result of additional financing for equipment acquisitions and working capital.

         The increase in net revenues was offset by a greater increase in expenses resulting in a net loss of $1,242,000 for 1996 compared to a net loss of $835,000 in 1995. This is primarily attributable to the start up operations which bear the costs of a fully operational diagnostic facility while building its patient and referring physician base from day one. Orange Park in its first full year of operation has a loss of $ 898,000. Riverside in its six months of operation has a loss of $511,000. Revenues increased steadily; however, the ramp up of revenues for the new starts did not meet the Company's expectations. The Company has responded in the first quarter of 1997 by terminating certain management and executive personnel and placing additional emphasis on marketing for the new start ups. The Company estimates this will save approximately $150,000 in executive compensation. Additionally, the Board has acted effective of January 1, 1997 to eliminate C.E.O. and C.O.O. bonuses ( in the 1996 this approximated $136,000) until the Company becomes profitable for two consecutive quarters.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

         Net revenues for fiscal 1995 were $6,232,515 as compared to $3,708,603 for fiscal 1994, representing a 68% increase. This increase was primarily attributable to new start up facilities and an increase in the volume of procedures performed at pre-existing facilities. SunPoint completed its first full year of operation (two months operation in 1994); Orange Park mobile operations started up in February 1995, opening a fixed site facility in August; and in September a mobile MRI facility and a mobile cardiology unit were placed in service. The 1995 start ups accounted for approximately 52% of the increased in revenues. The Brandon facility increased its revenues 8% to $3,922,000 in 1995.

         The Company's net accounts receivable increased $886,145 to $1,500,841 from $614,696 at December 31, 1995 and 1994, respectively. Approximately 87% of this increase is the direct result of the Company's start up operations inclusive of the SunPoint Diagnostic Center, Inc. opened in November, 1994. The cash position of the Company decreased to $128,094 from $1,497,510 at December 31, 1995 and 1994, respectively. Approximately 23% or $309,000 of this decrease was a result of the Company's operational losses (for further discussion regarding cash and liquidity see "Liquidity and Capital Resources").

         The following table sets forth selected operating results as a percentage of net revenues for 1995 as compared to 1994.


                                                               FISCAL 1995                        FISCAL 1994
                                                               -----------                        -----------
Net Revenue                                                       100.0%                             100.0%
Direct Operating Expenses                                          56.0                               44.4
General and Administrative Expense                                 42.3                               27.8
Depreciation and Amortization                                      14.2                               15.2
Operating Income (loss)                                           (12.6)                              12.6
Interest                                                            5.3                                7.3
Other Income                                                        1.7                                0.3
Income Taxes (benefit)                                             (2.9)                               0.2
Net Income (Loss)                                                 (13.3)                               5.4

         Direct operating expenses increased 112.3% to $3,494,691 for 1995 from $1,646,175 for 1994, also increasing as a percentage of net revenue. This increase is attributable to several factors: (1) an increase in certain costs which do not vary proportionately with revenue changes (example: rents increased approximately $147,000 to $189,915 and compensation for start ups and expansion which increased approximately $493,000 to $898,317.) and (2) increased fee expense to the Company for its interpreting physicians for Brandon in accordance with the terms of their agreement (an increase of approximately $234,000 to $786,713). The increase was also a result of the additional cost of medical supplies resulting from the increase in the volume of procedures performed.

         General and administrative expenses increased 155.8% to $2,639,696 for 1995 as compared to $1,031,807 for 1994, also increasing as a percentage of net revenue. This increase was primarily attributable to the addition of personnel and the related payroll and related benefit costs associated with such personnel. Such personnel costs increased approximately $826,000 to $1,178,440 inclusive of executive compensation. The personnel were added in response to the expansion of facilities and increased volume of procedures performed. Executive compensation increased from approximately $163,000 in 1994 to $468,000 in 1995 as a result of changes in employment contracts (see Note 11 to the financial statements) and the employment of two additional executives in 1995. General and administrative expenses also increased more rapidly than net revenues because of start-up operations relating to the addition of Orange Park and Cardiology (an increase of $477,000 exclusive of personnel related costs). Additionally, the Company took a charge of $82,000 against earnings representing costs associated with a secondary stock offering which the Board determined not to be in the best interest of the Company due to market conditions.

         Depreciation and Amortization increased 58.3% to $889,530 in 1995 as compared to $561,767 during 1994, while decreasing as a percentage of net revenue. The dollar increase was attributable to the acquisition of new equipment for the start-ups and amortization of previously capitalized start-up costs which are amortized over 12 months.

         Interest expense increased to $334,499 in 1995 from $273,466 in 1994 as a result of additional financing for equipment acquisitions and working capital.

         The increase in net revenues was offset by greater increases in expenses resulting in a net loss of $835,058 for 1995 compared to a net profit of 119,535 in 1994. This is primarily attributable to the start up operations which bear the costs of a fully operational diagnostic facility while building its patient and referring physician base from day one. Revenues have steadily increased through out the year while operating losses have been declining since the second quarter high.

LIQUIDITY AND CAPITAL RESOURCES

         Medical equipment, capital improvements, acquisitions and new center development historically have been funded through third-party capital lease and debt obligations and internally generated cash flow. The leases are generally secured by the equipment, and sometimes other assets, of particular facilities. Interest rates in connection with the leases and borrowing range from fixed rates of up to 14.5% to a variable rate equal to the bank prime rate, plus 1 to 2%. The Company at December 31, 1996 was and currently is in default exclusive of the receipt of a recent waiver of its capital lease obligations due to late payments of approximately $497,000 as a result of its liquidity problems discussed more fully below. Generally, while in default the lessor may accelerate the lease obligation (at December 31, 1996 total long-term portion of all leases approximated $3,454,000). The Company has received notification from its major lessor indicating they will work with the Company if the Company will adhere to a work out schedule where in all leases will be brought to a current status by December 31, 1997. The agreement is predicated upon the Company making a $200,000 payment toward arrearages by April 25, 1997. The Company has currently paid the $200,000; a portion of which came out of proceeds from a second mortgage note given on its Sundance property. The other remaining lessors (approximately 17% of the total loans outstanding at December 31, 1996) have been cooperating with the Company, generally allowing not more than 60 days past due on lease payments. There is no assurance the Company will be successful in achieving these goals.

         Capital expenditures, including capital lease obligations, for the years ended December 31, 1996 and 1995 totaled approximately $2,930,000 and $2,610,000, respectively. The Company anticipates capital expenditures of approximately $247,000 during 1997. The Company has already entered into a $197,000 capital lease for an equipment upgrade the Company took receipt of in the first quarter of 1997. In December the Company obtained bank financing for a $150,000 new non-surgical mammography biopsy unit which will expand the Company's Women Center in the Brandon Facility. The Company took delivery of the unit in the 1st quarter of 1997.

         The Company intends to curtail further external expansion (new start-ups or acquisitions) until the Company's current new start-ups achieve acceptable levels of operation, and/or the Company achieves additional capital infusion. In 1996 the Company retained the services of an investment banking firm to explore strategic alternatives designed to maximize stockholder value. The Company is currently considering different alternatives which includes but are not limited to capital infusion and/or merger or sale of the Company.

         In September 1996, the Company refinanced with South Hillsborough Community Bank a $216,000 equipment term loan (at prime rate plus 1%) previously financed with another financial institution. The Company also entered into a $2,000,000 line of credit with DVI Business Credit Corporation ("DVI", a lender specializing in medical receivables). The lender has a first security interest on all accounts receivable. Interest is at prime plus 1.6%. Initial proceeds from the line went to pay off $517,000 of existing lines of credit with other financial institutions leaving approximately $380,000 to fund current operations. At year end the line availability and loan balance approximated $131,000 and $1,125,000, respectively. At March 31, 1997 the line availability and loan balance approximated $15,000 and $1,059,000, respectively.

         In February of 1997 the Company settled its litigation with its prior radiologists (see Item 3-Legal Proceedings). The settlement plus legal fees approximated $205,000. This amount was borrowed from DVI in 1997 at an interest rate of "base" plus 3% (at March 31, 1997 11.5%). The loan calls for 28 weekly payments of $7,500; the balance to be paid in full by August 29, 1997. The loan is secured by accounts receivable and is being paid out of current collections. The Company is current with its payments. In March of 1997, the Company borrowed $125,000 from a related party corporation (majority owned by Messrs., Taneja and Alliston). The proceeds were used to pay property taxes. The loan is due April 29, 1997 and is expected to be paid out of receipts from overdue providers payments.

         Due to the rapid expansion of facilities and increases in additional personnel and related costs the Company has continued to experience difficulty in meeting timely its current obligations to its lessor (discussed above) and trade creditors. As of year end and as of March 31, 1997, the Company has past due payables in the amount of $705,000 and $959,000, respectively. Most of the vendors have accepted late payments. However, certain vendors will ship only on a cash on delivery basis. The Company has been able to operate to date with no lost revenues; however, how long it can continue in this manner cannot be determined. The Company has identified cost cutting measures which will approximate an annual savings of $286,000. These cost cutting measures were instituted in the first quarter of 1997.

         In 1996 the Company reduced its net cash by $24,000. Operations contributed $464,000 of the total cash increases. Purchases of equipment approximating $794,000 for expansion and new start-ups contributed totally to the cash reduction. Financing contributed $306,000. Equipment acquired through capital leasing approximated $2,136,000.

         The Company is currently negotiating a contract that would accelerate the ramp up of its newest start-up facility. If the Company is successful in obtaining the contract it could result in an estimated increase in net revenues of approximately $500,000 to $800,000. As a result of its cost cutting measures, increasing revenues coupled with an accelerated ramp up of its newest start-up, satisfaction of its property and equipment needs for current operations, and if the Company's vendors and lessors continue to allow a grace period of sixty to ninety days, the Company believes that its presently anticipated short-term needs for operation, capital repayments and capital expenditures for its current operations can be satisfied through internally generated funds and existing credit facilities with DVI. The Company feels that its ability in the short-term to improve its working capital is positive; however, marginal. Therefore, the Company is currently discussing capital infusion alternatives which may consist of selling additional stock. Should the above possibilities not materialize and to assure continued operations the Company is prepared to sell off certain assets that have not yet matured sufficiently to allow a positive return. There is no assurance that these short-term needs can be met.

         The Company's long term growth strategies will require additional funds. In the event that the Company proceeds with the establishment of additional facilities, or encounters favorable acquisition opportunities in the near future, the Company may incur, from time to time, additional indebtedness and attempt to issue equity or debt securities in public or private transactions. There is no assurance that the Company will be successful in securing additional financing or capital through equity or debt securities.

          The Company's determination whether to proceed with new facilities in Florida or elsewhere in the southeastern United States will depend on management's consideration of such factors as (i) the demographics of a particular area, (ii) competition from other diagnostic service providers in such area, (iii) physician referral patterns, (iv) the mix of managed care providers, Medicare/Medicaid patients and patients insured by commercial insurance carriers, (v) estimates of potential sales in relation to the capital investment required to establish a facility, (vi) the availability of commercial lease property for a start-up facility, and (vii) financial analysis of potential acquisition targets.

         The Company has over the last few years experienced increased pressures on reimbursement from third parties. The Company expects such pressures to cause reduced pricing in the aggregate for diagnostic procedures in the future. Due primarily from the Company's revenue mix the effects of reduced pricing have been minimized. Approximately 49% of the company's revenue has been derived from private insurance carriers, individuals, worker's compensation and other sources that have not experienced reimbursement pressures characteristic of managed care providers, Medicare and Medicaid. Additionally, the Company has entered into certain capitation contracts with minimum flooring reimbursements which the Company believes will ultimately bring new found business to the Centers. The capitation contracts are fixed fee arrangements made with HMO's wherein the Company receives a fixed fee per HMO participant regardless of whether the participant receives patient services or not. A minimum floor reimbursement (example: approximately 70% of the Medicare allowable rate) is agreed to which serves to minimize the risk to the Company should an excess number of participants require patient services. The advantage to the Company results when the aggregated fixed fee per HMO participant exceeds the fees earned from actual HMO participant patient services rendered. Additionally, the Company may obtain regular fee for service revenues from referred HMO participants for services not covered under the capitation contract.

SEASONALITY

         The Company usually experiences approximately an 8 to 12% decrease in revenues during the third quarter of the fiscal year due to reduced activity during the summer months. This trend was not evident in 1996 due to the upward trend for services experienced in the new start ups.

EFFECTS OF INFLATION

         The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to the Company's operations to date. Management is aware of increased inflationary expectations and believes that the Company may not be able to raise the prices for its diagnostic imaging procedures in an amount sufficient to offset inflation. The Company, however, does believe that this can be offset by increased volume.

ITEM 7 -- FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...............................................................26

CONSOLIDATED BALANCE SHEETS

         As of December 31, 1996 and 1995........................................................................27

CONSOLIDATED STATEMENTS OF OPERATIONS

         Years ended December 31, 1996 and 1995..................................................................29

CONSOLIDATED STATEMENTS OF CASH FLOWS

         Years ended December 31, 1996 and 1995..................................................................30

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         Years ended December 31, 1996 and 1995..................................................................32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................................33

              Report of Independent Certified Public Accountants

Board of Directors
National Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of National Diagnostics, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Diagnostics, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared, assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,241,661 during the year ended December 31, 1996, and, as of that date, the Company has a retained earnings (accumulated deficit) of $(2,048,165) and a working capital (deficiency) of $(2,159,581). The working capital deficiency has required the Company to extend the payment of certain of its obligations, including those associated with capital leases which contain acceleration provisions, some of which have been conditionally waived on either a formal or informal basis. The Company's ability to fund its operations and meet its obligations in 1997 will be dependent upon the Company improving its overall level of profitability and/or obtaining additional financing or an infusion of capital. These factors, among others, addressed in Note 2k raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2k. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       GRANT THORNTON LLP

Tampa, Florida
April 9, 1997 (except for
paragraph three of Note 6, as
to which the date is April 25, 1997)

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                  DECEMBER 31,                      DECEMBER 31,
                                                                                     1996                               1995
                                                                                  ------------                      ------------
Current assets:
  Cash                                                                            $    104,335                      $    128,094
  Accounts receivable, net of allowances of $664,402 and
     $342,900 in 1996 and 1995, respectively                                         2,131,284                         1,500,841
  Prepaid expenses and other current assets                                            220,864                           301,761
                                                                                  ------------                      ------------

             Total current assets                                                    2,456,483                         1,930,696
                                                                                  ------------                      ------------

Property and equipment                                                               9,481,198                         6,732,150
  Less:  accumulated depreciation and
     amortization                                                                   (3,264,655)                       (2,197,420)
                                                                                  ------------                      ------------

              Net property and equipment                                             6,216,543                         4,534,730
                                                                                  ------------                      ------------

Other assets:

  Excess of purchase price over net assets acquired,
     net of accumulated amortization of $61,274 and
     $36,547 in 1996 and 1995, respectively                                            428,187                           452,914
  Deposits                                                                              47,444                            53,115
  Other                                                                                 51,020                            57,805
                                                                                  ------------                      ------------


              Total other assets                                                       526,651                           563,834
                                                                                  ------------                      ------------


                                                                                  $  9,199,677                      $  7,029,260
                                                                                  ============                      ============



The accompanying notes are an integral part of the consolidated financial statements.

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   DECEMBER 31,                      DECEMBER 31,
                                                                                      1996                              1995
                                                                                   ------------                     ------------
Current liabilities:
  Lines of credit                                                                  $    993,818                     $    409,500
  Notes due to related parties                                                           99,882                           49,243
  Note payable, other                                                                     4,294                            8,000
  Current installments of long-term debt                                                105,410                          100,487
  Current installments of obligations under
     capital leases                                                                   1,103,952                          648,909
  Accounts payable                                                                    1,080,236                          604,479
  Accrued radiologist fees                                                              489,785                          225,815
  Accrued expenses, other                                                               738,687                          411,262
  Due to related party                                                                 -                                  57,231
                                                                                   ------------                     ------------

             Total current liabilities                                                4,616,064                        2,514,926


Long-term liabilities:
  Long-term debt, excluding current installments                                        619,227                          541,124
  Obligations under capital leases,
     excluding current installments                                                   3,454,456                        2,489,444
  Deferred lease payments                                                               236,912                          210,335
                                                                                   ------------                     ------------

             Total liabilities                                                        8,926,659                        5,755,829
                                                                                   ------------                     ------------

Commitments and contingencies                                                          -                                -

Stockholders' equity:
  Preferred stock, no par value, 1,000,000
     shares authorized, no shares issued
     and outstanding                                                                   -                                -
  Common stock, no par value, 9,000,000
     shares authorized, 2,628,577 and 2,539,629 shares
     issued and outstanding in 1996 and 1995                                                686                              668
  Additional paid-in capital                                                          2,320,497                        2,079,267
  Retained earnings, (accumulated deficit)                                           (2,048,165)                        (806,504)
                                                                                   ------------                     ------------

             Net stockholders' equity                                                   273,018                        1,273,431
                                                                                   ------------                     ------------

                                                                                   $  9,199,677                     $  7,029,260
                                                                                   ============                     ============


The accompanying notes are an integral part of the consolidated financial statements.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   YEAR ENDED                       YEAR ENDED
                                                                                   DECEMBER 31,                     DECEMBER 31,
                                                                                   1996                              1995
                                                                                ---------------                   --------------
Net revenue                                                                     $     8,876,652                   $    6,232,515
                                                                                ---------------                   --------------

Operating expenses:
  Direct operating expenses                                                           4,850,088                        3,494,691
  General and administrative                                                          3,576,087                        2,634,973
  Depreciation and amortization                                                       1,210,245                          889,530
                                                                                ---------------                   --------------

             Total operating expenses                                                 9,636,420                        7,019,194
                                                                                ---------------                   --------------

             Operating loss                                                            (759,768)                        (786,679)

Interest expense                                                                        563,951                          334,499
Other income                                                                             82,058                          106,120
                                                                                ---------------                   --------------

Loss before income taxes                                                             (1,241,661)                      (1,015,058)

Income tax (benefit)                                                                    -                               (180,000)
                                                                                ---------------                   --------------

Net loss                                                                        $    (1,241,661)                  $     (835,058)
                                                                                ===============                   ==============

Loss per common share                                                           $          (.48)                  $         (.44)
                                                                                ===============                   ==============

Weighted average number of common
  shares outstanding                                                                  2,579,380                        1,887,672
                                                                                ===============                   ==============




The accompanying notes are an integral part of the consolidated financial statements.

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED                       YEAR ENDED
                                                                                  DECEMBER 31,                     DECEMBER 31,
                                                                                      1996                            1995
                                                                                ---------------                  ---------------
Cash flows from operating activities:
  Net loss                                                                      $    (1,241,661)                 $      (835,058)

  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
        Depreciation and amortization                                                 1,210,245                          889,530
        Increase in accounts receivable allowances                                      321,502                          244,300
        Deferred income taxes                                                           -                               (169,000)
        Warrants issued for services                                                      8,000                          -
        Gain (loss) on disposition of equipment                                          23,551                          (37,712)
        Increase in accounts receivable                                                (951,945)                      (1,130,445)
        Increase (decrease) in prepaid expenses and
           other assets                                                                  (9,026)                        (277,539)
        Increase  in accounts payable and
           accrued expenses                                                           1,067,152                          740,499
        Increase due to related party                                                    10,067                          -
        Decrease in income taxes payable                                                 -                               (11,000)
        Increase in deferred lease payments                                              26,577                          210,335
                                                                                ---------------                  ---------------

        Net cash provided (used) by operating activities                                464,462                         (376,090)
                                                                                ---------------                  ---------------

Cash flows used in investing activities:
        Purchases of property and equipment                                            (793,870)                      (1,204,763)
        Payment for purchase of Orange Park                                             -                                (62,000)
                                                                                ---------------                  ---------------

        Net cash used in investing activities                                          (793,870)                      (1,266,763)
                                                                                ---------------                  ---------------

Cash flows provided by (used in) financing activities:
        Proceeds from issuance of common stock, net                                     165,950                           84,800
        Proceeds from borrowings on line of credit                                      584,318                          409,500
        Proceeds from note payable                                                        4,294                            8,000
        Repayment of note payable                                                        (8,000)                        -
        Proceeds from borrowings on long-term debt                                      164,358                          415,464
        Repayment of long-term borrowings                                               (81,332)                         (84,518)
        Proceeds of borrowing from related parties                                       67,306                          106,474
        Repayment of related parties borrowings                                         (16,667)                         -
        Repayment of other notes payable                                                -                               (102,187)
        Principal payments under capital lease obligations                             (580,249)                        (524,515)
        Decrease (increase) in deposits                                                   5,671                          (39,581)
                                                                                ---------------                  ---------------

        Net cash provided by financing activities                                       305,649                          273,437
                                                                                ---------------                  ---------------

The accompanying notes are an integral part of the consolidated financial statements.

                                                                  (continued)

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED                  YEAR ENDED
                                                                                  DECEMBER 31,                DECEMBER 31,
                                                                                     1996                        1995
                                                                                 -------------               -------------
Net increase (decrease) in cash                                                        (23,759)                 (1,369,416)

Cash at beginning of period                                                            128,094                   1,497,510
                                                                                 -------------               -------------

Cash at end of period                                                            $     104,335               $     128,094
                                                                                 =============               =============



Supplemental disclosure of cash flow information:

     Interest paid                                                               $     453,712               $     330,000
                                                                                 =============               =============

     Income tax paid                                                             $       -                   $      15,723
                                                                                 =============               =============

     Non-cash investing financing activities:

          Capital lease obligations incurred                                     $   2,136,163               $   1,066,889
                                                                                 =============               =============

          Capital lease obligations canceled and return of equipment
               (net book value of equipment approximating $120,000)              $     135,859               $       -
                                                                                 =============               =============

          Stock issued as satisfaction of related party debt (See Note 12)       $      67,292               $       -
                                                                                 =============               =============

          Note received on disposal of equipment                                 $       9,770               $       -
                                                                                 =============               =============


In February 1995, the Company acquired certain business assets (principally mobile equipment) totaling $203,000 related to its Orange Park facility for consideration of $62,000 cash, issuance of a note payable of $45,000, the obligation to issue common stock in the amount of $51,000 and the assumption of liabilities of $45,000 (see note 12).

In December of 1995, the Company acquired a partnership interest representing real estate assets of $346,000 by assuming long-term debt of $295,000 and the issuance of 116,711 shares of common stock amounting to $51,000 (see note 12).

In September of 1996 the Company refinanced its bank lines of credit approximating $517,000 with a new line from DVI Business Credit (see note 4). Additionally, the Company refinanced a $208,000 equipment loan and a $50,000 related party note.

The accompanying notes are an integral part of the consolidated financial statements.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                     RETAINED
                                                               ADDITIONAL            EARNINGS
                                               COMMON           PAID-IN            (ACCUMULATED        STOCKHOLDERS'
                                               STOCK            CAPITAL              DEFICIT)             EQUITY
                                           -------------     ------------          ------------         ----------
Balances at December 31, 1994              $         500     $  1,943,579          $     28,554         $1,972,633

Exchange of 642,918 shares of
  National Diagnostics, Inc.
  common  stock at $1.5625 per
  share for 1,607,295 warrants
  at $.625 per warrant                               129             (129)                -                -

Exercise of director stock options
  (80,000 shares)                                     16           84,784                 -                 84,800

Issuance of common stock
  (116,711 shares)                                    23           51,033                 -                 51,056

Net Loss                                            -              -                   (835,058)          (835,058)
                                           -------------     ------------          ------------         ----------

Balances at December 31, 1995              $         668     $  2,079,267          $   (806,504)        $1,273,431
                                           -------------     ------------          ------------         ----------

Issuance of common stock
  (33,448 shares)                                      7           67,291                 -                 67,298

Issuance of warrants
(100,000 warrants)                                  -               8,000                 -                  8,000

Exercise of warrants
(55,500 shares)                                       11          165,939                 -                165,950


Net Loss                                            -              -                 (1,241,661)        (1,241,661)
                                           -------------     ------------          ------------         ----------

Balance at December 31, 1996               $         686     $  2,320,497          $ (2,048,165)        $  273,018
                                           =============     ============          ============         ==========




The accompanying notes are an integral part of the consolidated financial statements.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

1)       ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of National Diagnostics, Inc. (Company), Alpha Associates, Inc. (Associates), Alpha Acquisitions Corp. (Acquisitions), SunPoint Diagnostic Center, Inc (SunPoint), National Diagnostics/Orange Park, Inc (Orange Park), and National Diagnostics/Riverside, Inc. (Riverside). Associates and Acquisitions hold 100% of the partnership interests in Brandon Diagnostic Center, Ltd. (Brandon). The Company and Orange Park hold 100% of the partnership interests in Sundance Partners (a real estate holding partnership.) National Diagnostics, Inc., is a holding company which was formed in June 1994.

         On September 1, 1995, the Company formed a wholly-owned subsidiary National Diagnostics/Cardiology, Inc. (Cardiology) which was merged into Orange Park in 1996.

         The Company provides medical imaging services to patients at its centers or mobile facilities in Brandon (Brandon), Ruskin (SunPoint), and greater Jacksonville area (Orange Park and Riverside), Florida.

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. As an example of such an estimate is the Company's determination of its contractual adjustments and doubtful accounts provision. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and their affiliates. All significant intercompany balances and transactions have been eliminated.

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A)       PROPERTY EQUIPMENT

                  Property and equipment is stated at cost. Depreciation expense is charged to operations over the estimated useful service period of the assets using the straight-line method. Property and equipment held under capital leases are generally amortized straight-line over the shorter of the lease term or estimated useful life of the asset. The Company uses accelerated depreciation for tax purposes.

         B)       INCOME TAXES

                  Income taxes are provided based upon provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         C)       PRE-OPENING COSTS

                  Pre-opening costs consisting of outside consulting, other directly related professional fees, equipment testing and calibration and office set up which are incurred prior to opening are deferred and amortized over 12 months commencing with a Center opening. Such costs which are included net of amortization in other current assets totaled approximately $59,089 and $196,518 at December 31, 1996 and 1995,
                  respectively. Amortization expense for pre-opening costs for 1996 and 1995 was $73,665 and $96,575 respectively.

         D)       EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

                  Excess of purchase price over net assets acquired are amortized over 20 years. Management reviews the performance of the related assets on a quarterly basis to determine if impairment has taken place. No impairment costs have been realized in the current years. Amortization expense for the excess of purchase price over net assets acquired for 1996 and 1995 was $24,476 and $24,187 respectively.

         E)       CASH AND CASH EQUIVALENTS

                  For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. At December 31, 1996 and 1995, respectively, the Company had investments in money market accounts of $-0- and $4,384.

         F) ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

                  Effective January 1, 1996 the Company adopted statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity along with goodwill should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (non-discounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. The company adoption of SFAS No. 121 had no impact on the Company's financial statements.

                  There was no impairment loss recorded in 1996.

         G)       REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

                  Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Net revenue represents gross revenue less contractual adjustments and provision for bad debts (bad debts are not material to the Company's financial statements) (see note 10). The Company's management at least quarterly determines the adequacy of the accounts receivable valuation allowances by, among other procedures, reviewing historical experience for changes in factors affecting billing and collections (e.g. third party reimbursement arrangements). For all years presented, approximately 18% to 23% of the Company's

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  revenues are reimbursed under arrangements with Medicare/Medicaid. No other third party payor group represents 10% or more of the Company's revenues. Therefore, concentration of credit risk with respect to the remaining accounts receivable is limited due to the large number of payors representing the patient base.

                  The Brandon facility contributed approximately 55% and 63% of total revenues for 1996 and 1995, respectively.

         H)       ACCOUNTING FOR STOCK BASED COMPENSATION

                  Effective January 1, 1996, the Company adopted SFAS No.
                  123, Accounting for stock Based Compensation. For employee stock awards, as allowed by SFAS No. 123, the Company has elected to continue using the accounting method promulgated by the Accounting Principals Opinion No. 25. Accounting for Stock Issued to Employees to measure compensation. As a result, SFAS No. 123 proforma disclosures are required in these financial statements. The adoption of SFAS No. 123 accounting and reporting provisions had no effect on the Company's financial statement (see Note 13.

         I)       LOSS PER COMMON SHARE

                  Loss per share for the years ended December 31, 1996 and 1995, is computed using the weighted average number of common shares. Generally, common stock equivalents such as outstanding incentive stock options and warrants are included in the calculation if they have a dilutive effect on earnings per share. The Company's options and warrants were not included in the calculation because they had an antidilutive effect.

         J)       FAIR VALUE OF FINANCIAL INSTRUMENTS

                  At December 31, 1996 and 1995, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these assets.

                  The carrying amounts of current obligations approximate the fair market value due to either the short-term maturity of the obligation or the interest rate changes with market interest rates. Carrying amounts of long-term obligations approximate the fair market value due to either the fact that the obligation was recently financed or refinanced, or in the case of other obligations, the interest rates approximate that which the Company is able to obtain currently.

         K)       OPERATIONAL MATTERS AND LIQUIDITY

                  The Company has a net loss for 1996 of $1,241,661 and at December 31, 1996 has a retained earnings accumulated deficit of $2,048,165 and a working capital deficiency of $2,159,581, which has resulted in late lease payments which have payment acceleration provisions. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon either the Company's ability to succeed in its future operations or its ability to obtain additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Company be unable to continue in existence. The following commentary addresses the Company's operations for 1996 and its plan to improve future results.

                  The Company attributes the loss in 1996 primarily to the effect the losses from its new start up facilities had on the
                  Company: Orange Park completed its first full year of operation with a loss of $898,000 and Riverside (opened July of 1996) had a loss of $511,000. Due to the expansion and growth the Company's working capital has decreased to the extent that the Company has fallen behind in meeting its lease and vendor obligations. Most of the vendors have been cooperative by allowing extended terms. The Company has received from its major lessor a waiver of default based on the Company adhering to a work out schedule which will bring the leases to a current status by December 31, 1997. Other lessors have also been cooperative with extended terms (see note 6). The Company believes as the increase in revenues for start ups continues and certain cost cutting measures (estimated unaudited annual savings approximately $286,000 inclusive of Officer's bonuses) take effect that the Company will return to a profitable position though no absolute assurances can be given. The Company has curtailed its plan for further external expansion unless additional capital funding is obtained.

3)       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                                                                                       Estimated
                                                                                   December 31,        December 31,     service
                                                                                      1996                 1995       life (years)
                                                                                  -------------        ------------   -----------
           Land                                                                   $      85,000        $     85,000       -
           Buildings                                                                    253,041             253,041       39
           Medical Equipment                                                          7,414,946           5,200,475        7
           Office furniture and equipment                                               665,295             477,739        7
           Leasehold improvements                                                       837,699             483,353      3-5
           Vehicles                                                                     225,217             232,542      5-7
                                                                                  -------------        ------------

                                                                                  $   9,481,198        $  6,732,150
                                                                                  -------------        ------------


4)         LINES OF CREDIT

           In 1996 the Company refinanced its bank lines of credit with a lender that specializes in medical receivable financing. The lender has a first security interest on all accounts receivable. The borrowing base on the line fluctuates proportionately with accounts receivable balance and is adjusted on a weekly basis The line has an interest rate of prime plus 1.6% (at December 31, 1996, 9.85%) paid monthly, the line matures September, 1998.


                                                                                      1996
                                                                                 --------------
                     Line of credit limit                                        $    2,000,000
                     Qualifying borrowing base                                        1,124,967
                     Outstanding loan balance at December 31, 1996                      993,818

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5)         LONG-TERM DEBT

           Long-term debt is summarized as follows:

                                                                                   December 31,        December 31,
                                                                                       1996                1995
                                                                                   ------------        ------------
           Installment loans payable which consist of a number of separate installment loan contracts secured by equipment and vehicles. The loans require monthly installments of principal and interest over terms that vary from two to five years. At December 31, 1996, the
           loans bear interest at rates ranging from 9.0% to 12.25%.                    432,681            346,334


           Mortgage note payable in monthly installments of $2,445.88 including interest at 8.75%; maturing April, 2020; secured by
           mortgaged real estate property.                                              291,956             295,277
                                                                                   ------------        ------------

           Total long-term debt                                                         724,637             641,611

           Less current installments of long-term debt                                  105,410             100,487
                                                                                   ------------        ------------

           Long-term debt, excluding current installments                          $    619,227        $    541,124
                                                                                   ============        ============


           The aggregate principal payments of long-term debt required annually are:


           Year ending December 31:               1997         $    105,410
                                                  1998              118,590
                                                  1999              107,030
                                                  2000               81,213
                                                  2001               44,555
                                                  Thereafter        267,839
                                                                -----------

                                                                $   724,637
                                                                ===========

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6)         LEASES

           The Company has entered into capital leases for medical equipment which expire in 2001. The gross amount of equipment and related accumulated depreciation recorded under capital leases are as follows:

                                                                                    December 31,        December 31,
                                                                                       1996                1995
                                                                                   ------------        ------------
              Medical equipment                                                    $  7,012,716        $  5,012,412

              Less accumulated depreciation                                           2,472,716           2,045,692
                                                                                   ------------        ------------

                                                                                   $  4,540,000        $  2,966,720
                                                                                   ============        ============


           The present value of future minimum capital lease payments based on interest rates ranging from 9% to 14.5% is as follows:

    Year ending December 31:                1997                              $1,103,952
                                            1998                               1,214,745
                                            1999                                 866,279
                                            2000                                 632,207
                                            2001                                 546,180
                                            Thereafter                           195,045
                                                                              ----------
                Present value of minimum capital lease payments                4,558,408

                Less current installments of obligations under capital leases  1,103,952
                                                                              ----------
                Obligations under capital leases, excluding
                   current installments                                       $3,454,456
                                                                              ==========


           The Company was at December 31, 1996 and currently (April, 1997) is in default exclusive of the receipt of a recent waiver of its capital lease obligations due to late payments of approximately $497,000. Generally, while in default the lessor may accelerate the lease obligation. The Company received notification (a conditional waiver) from its major lessor indicating they will work with the Company if the Company will adhere to a work out schedule where in all leases will be brought to a current status by December 31, 1997. The agreement is predicated upon the Company making a $200,000 payment toward the arrearages by April 25, 1997. The Company has currently paid the $200,000, a portion of which came out of proceeds from a second mortgage note given on its Sundance property. The other remaining lessors (approximately 17% of the total leases obligations outstanding at December 31, 1996) have also been cooperating with the Company; generally allowing not more than 60 days past due on lease payments. The long-term portion of the these lease approximates $3,454,000. because of the existing waiver and the present intent of all parties, classification of the long-term capital lease obligations to current has not been adjusted in the Company's financial statements.

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company is obligated under noncancellable operating leases that expire through 2002.

           Future minimum lease payments under these leases are as follows:


           Year ending December 31:               1997               949,508
                                                  1998               804,799
                                                  1999               669,377
                                                  2000               608,423
                                                  2001               610,904
                                                  Thereafter          79,100
                                                               -------------

                                                               $   3,722,111
                                                               =============

           Rental expense related to these non-cancelable leases was approximately $1,066,000 and $396,000 for the years ended December 31, 1996 and 1995, respectively.

7)         NOTES PAYABLE TO RELATED PARTIES

           Note payable to related parties are as follows:

                                                                                   December 31,      December 31,
                                                                                      1996              1995
                                                                                 --------------    ---------------
           Note payable with imputed interest at 10%,
           due January 31, 1996                                                  $        -        $        49,243

           Installment note payable with interest at 10%
           payable in monthly payments of $4,167 plus interest
           due August 15, 1997                                                   $       33,333    $        -

           Notes payable with interest at 8% payable
           on demand                                                             $       66,549    $        -
                                                                                 --------------    ---------------

                                                                                 $       99,882    $        49,243
                                                                                 ==============    ===============

           Interest expense to related parties totaled $3,469 and $4,021 for the years ended December 31, 1996 and 1995, respectively.

8)         NOTES PAYABLE, OTHER

           Other notes payable are summarized as follows:

                                                                                  December 31,        December 31,
                                                                                     1996                1995
                                                                                ---------------      --------------
           Installment note payable with interest at 10.25%
           due December 1997; unsecured.                                        $         4,294      $       -

           Note payable with interest at 9.5%, due
           April, 1996; unsecured                                                       -                     8,000
                                                                                ---------------      --------------

                  Total other notes payable                                     $         4,294      $        8,000
                                                                                ===============      ==============

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9)         INCOME TAXES

           The provision for income tax expense (benefit) at December 31, consists of the following:

                                                                                   1996               1995
                                                                            ---------------      --------------
                 Current                                                    $        -           $      (11,000)
                 Deferred                                                            -                 (169,000)
                                                                            ---------------      --------------

                                                                            $        -           $     (180,000)
                                                                            ===============      ==============

           The income tax provision for 1996 and 1995 reconciled to the tax computed at the statutory rate of 34% is as follows:


                                                                                       1996                1995
                                                                                   ------------       -------------
           Income taxes at statutory rate                                          $   (422,100)      $    (345,100)
           State income taxes                                                           (48,000)            (50,800)
           Current year net operating loss not utilized                                 453,700             188,600
           Non deductible expenses                                                       16,400              27,300
                                                                                   ------------       -------------

                                                                                   $      -           $    (180,000)
                                                                                   ============       =============


           The deferred tax asset and liability consist of the following at December 31:

                                                                                      1996                1995
                                                                                  ------------        -------------
           Assets
                Net operating loss carry forward                                  $    477,400        $     158,000
                Allowance for doubtful accounts                                        259,100              133,700
                Deferred rents                                                          87,800               75,800
                Nondeductible accrued compensation                                      47,300               18,600
                Pre-opening costs                                                       44,800               29,900
                Acquisition basis difference                                           121,500              122,300
                                                                                  ------------        -------------
                                                                                     1,037,900              538,300
                Less:  valuation allowance                                            (763,800)            (310,900)
                                                                                  ------------        -------------
                                                                                       274,100              227,400
                                                                                  ------------        -------------
           Liabilities
                Fixed assets                                                           273,200              227,000
                Goodwill                                                                   900                  400
                                                                                  ------------        -------------
                                                                                       274,100              227,400
           Net deferred taxes                                                     $      -            $       -
                                                                                  ============        =============

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Management, using SFAS 109 criteria and placing greater weight on the 1995/1996 taxable losses along with expectations for 1997, concluded that the above valuation allowance at December 31, 1996, was reasonable.

           At December 31, 1996 approximately $1,200,000 in net operating carry forwards remain which will expire if not utilized by 2011.

10)        CONCENTRATION OF ACCOUNTS RECEIVABLE

           The Company's accounts receivable are due from the following:

                                                                                   December 31,        December 31,
                                                                                      1996                1995
                                                                                  -------------        ------------
           Commercial insurance carriers                                          $   1,077,500        $    530,000
           Managed care providers                                                       753,100             382,400
           Private patients                                                             431,300             528,400
           Worker's compensation                                                        140,700             100,700
           Medicare/Medicaid                                                            393,086             302,241
                                                                                  -------------        ------------

                                                                                      2,795,686           1,843,741
           Less allowances:
                 Contractual adjustments                                                625,402             331,900
                 Doubtful accounts                                                       39,000              11,000
                                                                                  -------------        ------------

                                                                                  $   2,131,284       $   1,500,841
                                                                                  =============       =============


11)        COMMITMENTS AND CONTINGENCIES

           A)     GUARANTEES

           Certain equipment loans of the Company are fully guaranteed by an officer/stockholder.

           B)     EMPLOYMENT CONTRACTS

           The President and Chief Executive Officer operate under three year employment contracts that became effective July 1, 1995. The President and Chief Executive Officer receive salaries of $150,000 and $75,000, respectively, plus certain benefits. Under the contracts each executive is to receive a 5% bonus of the annual net income of the Company in excess of the prior fiscal year's income. Additionally, a bonus equal to 2.5% of net revenue in excess of the prior year's net revenue is to be paid to each executive. In 1997 the bonus arrangement was eliminated until the Company experiences two consecutive profitable quarters.

           Total compensation earned by the Chief Executive Officer and President under the current and previously existing contracts for the years ended December 31, 1996 and 1995 was approximately $401,741 and $414,764 respectively.

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company entered into an employment agreement with the President of Orange Park for a three year period commencing February 1, 1995. The executive is to receive as compensation an annual salary of $100,000 (adjusted from $85,000 in July) plus certain benefits. In addition, the executive will earn a 10% bonus based on the increase in adjusted profits of the Orange Park center. No bonus was awarded in 1996.

           In November, 1995 the Company entered into a three year employment agreement with the Vice President of Development. The executive is to receive a salary of $85,000 plus certain benefits. This executive was terminated effective February 1997.

           C)     PROFESSIONAL SERVICES AGREEMENT

           The Company enters into agreements with physician groups to provide radiological services. During 1995 the Company paid the physician group operating in Brandon 15% of the first $200,000 net monthly receipts from reading fees and 25% of net receipts from reading fees over $200,000 and at SunPoint 15% of the first $100,000 of net receipts and 20% of net receipts over $100,000. These contracts were terminated in December 1995 and the Company entered into new contracts wherein physicians' reading fees for both Brandon and SunPoint are paid at the rate of 14% of net receipts.

           The Company paid the physician group operating in Orange Park 17% of net receipts from reading fees. This contract was terminated effective December 31, 1996 and subsequently negotiated a rate of 14%. At its Riverside facility the physician group is paid at the rate of 15% of the first $200,000 of net monthly receipts and 20% thereafter.

           The Company entered into new radiological service contracts that take effect in the first half of 1997 which call for reading fees at the rate of 14% for its Brandon, SunPoint and Orange Park facilities. The contracts call for a "contract termination without cause" penalty of approximately $123,000 and $62,000 in the first and second year, respectively.

           Physician service expense under the current and previously existing contracts for the years ended December 31, 1996 and 1995 was approximately $1,228,000 and $1,013,000, respectively.

           (D)  LEGAL ACTION

           In December of 1995, the physician group terminated its contract for reading services with the Brandon and SunPoint centers and in February of 1996, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The physician group sought payment for services rendered (approximately $178,000) and lost profits (approximately $850,000). In February of 1997, the court denied the claim for lost profits and entered an award in favor of the physician group relating to services rendered. The Company substantially reserved for the claim for services and satisfied the judgement in February of 1997 by obtaining financing for approximately $205,000 from its accounts receivable lender (balance due by August, 1997). Subsequently, a motion by the physicians for a rehearing was denied. The physicians filed a notice of appeal for the lost profits claim in April, 1997. Also a motion for costs relating to the lawsuit (approximating $10,000) was filed by the physician group. The Company believes the costs to be substantially less than the amount claimed and intends to contest the amount.

           On March 10, 1995 legal action was instituted against A.T. Brod
           & Co., Inc. (a national stock brokerage firm) by a terminated employee of A.T. Brod & Co., Inc. ("A.T. Brod"). A.T. Brod was a major market maker for National Diagnostics, Inc. stock. The Company was named in the suit entitled James I. Blackey vs. A.T. Brod &

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Co., Inc., Arthur Stupay, Jugal Taneja, R.K. Khosla, Bancapital Investment Corporation, and National Diagnostics, Inc. pending the Supreme Court of the State of New York, County of Erie, Index Number I-1995- 2249. Mr. J. Taneja is Chairman, Chief Executive Officer and Director of both A.T. Brod and the Company. The action alleged wrongful discharge, breach of contract, deformation of character, conspiracy and tortious interference with a contract arising out of the alleged wrongful termination of the plaintiff by A.T. Brod and sought compensatory and punitive damages of $2,830,000. In April of 1997 the Company reached a settlement for $5,000 which has been paid by the Company.

12)        BUSINESS COMBINATIONS

           In February 1995, the Company acquired certain business assets (principally mobile equipment) totaling $203,000 related to its Orange Park facility for consideration of $62,000 cash, issuance of a note payable of $45,000, the obligation to issue common stock in the amount of $51,000 and the assumption of liabilities of $45,000. Additionally, in 1996 the Company issued 33,448 shares of common stock equivalent in value to $67,292 consisting of; $57,231 of the seller's accounts receivable not part of the purchase; and $10,061 of vendor payments made by the seller on behalf of the Company. Pro forma information is not provided herein because of the transaction's insignificant effect on the Company's financial statement.

           On December 31, 1995 the Company and a subsidiary purchased for $346,000 a 100% interest in a general partnership formed earlier in 1995 which owns the fixed site facility used by Orange Park. As the Company's consideration for the partnership interest a mortgaged note of $295,000 was assumed and 116,711 shares of common stock were issued. Since the Company's controlling shareholders also controlled the general partnership, the combination was recorded at historical cost similar to a pooling of interest. Accordingly, a value of $.44 per share was ascribed to the stock issued. This combination had an immaterial impact on the Company's statement of operations in 1995.

13)        SHAREHOLDERS' EQUITY

           STOCK OPTIONS

           On April 21, 1995 the Board of Directors approved an Employee Stock Option Plan ("employee plan") and a Non-employee Director Stock Option plan ("director plan") for the purpose of competing successfully in attracting, motivating, and retaining employees and non-employee directors with outstanding abilities. Options granted under the employee plan are intended to be incentive stock options. The total number of shares to which options may be granted under the employee and director plans are 200,000 shares. Generally, the exercise price shall be fixed at no less than 100% of the average fair market value of the shares at date of option.

           In 1995 pursuant to the director plan the Board of Directors were issued options for 80,000 shares in December 1995. These options were exercised in December ,1995, at $1.06 per share for which the Company received $84,800.

           During 1996 options for 10,000 shares were granted under the employee plan.

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           A summary of the status of the Company's outstanding stock options as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below.

Weighted Average

Exercise Price                                                                                         Shares
                                                                                                       ------
           Options outstanding, December 31, 1994                                   -                    -

           Options granted                                                        80,000               $1.06
           Options exercised                                                      80,000                1.06
           Options outstanding, December 31, 1995                                   -                    -

           Options granted                                                        10,000                3.00
           Options exercised                                                        -                    -
                 Options outstanding, December 31, 1996                           10,000                3.00


           The following table summarizes information concerning currently outstanding and exercisable stock options.

                                                                             Weighted               Weighted
                                                      Range of                Number            Remaining Contract        Average
                                                  Exercise Prices           Outstanding            Life (Years)           Exercise
                                                  ---------------           -----------         ------------------        --------
           Outstanding Options:                       $3.00                    10,000                  9                   $3.00

           Exercisable Options:                        3.00                    10,000                  9                    3.00

           The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123 "Accounting of Stock-Based
           Compensation," as it relates to employment awards. It applies APB Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. If the Company had elected to recognize compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for wards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss per common share would be increased to the pro forma amounts indicated below for the years ended December 31:


                                                                                    1996                    1995
                                                                                    ----                    ----
           Net loss                          As reported                         $1,241,661               $835,058
                                             Pro forma (unaudited)                1,261,661                837,458

           Loss per common share             As reported                         $      .48               $    .44
                                             Pro forma (unaudited)                      .49                    .44

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, no dividend yield for all years, expected volatility of approximately 124%; risk-free interest rates of approximately 6% and expected lives of approximately 0-2.5 years. The Company's common stock activity has had a volatile history. Because of the insignificant effect on the pro forma amounts presented above, the Company has elected not to attempt to adjust (lower) the volatility factor used. Such adjustment would account for the various factors or conditions that probably impacted the Company's common stock prices and which are possibly non-recurring and not representative of future stock prices. Such an adjustment which would lower the volatility factor used would further reduce the calculated fair value of the options.

           WARRANTS

           In July, 1995 the Company offered to holders of outstanding common stock purchase warrants (1,700,000) the opportunity to exchange five warrants for two shares of stock. In September, 1995 the offer was concluded. Approximately 94% of the outstanding warrants were tendered in exchange for 642,918 shares of common stock.

           Pursuant to consulting agreement dated March 29, 1996 between the Company and an outside computer consultant the Board was authorized 100,000 warrants exercisable at $3.00 to be issued for services rendered. The warrants were issued on July 25, 1996 and valued at the fair value of the contracted services performed ($8,000.) 55,500 of these warrants were exercised during 1996.

           In March on 1996, the Company entered into an agreement for financial, consulting and investment banking services. The Company agreed to pay a compensation for these services $16,000 plus issue 80,000 warrants for common stock as follows: 40,000 at $2.50 per share exercisable through March 1999 and 40,000 at $3.00 per share exercisable through March of 2001. The Company recognized $16,000 of services in 1996. The 80,000 warrants, which have not yet been issued (awarded) will be valued based upon the value of services to be completed in 1997.

           A summary of the status of the Company's outstanding warrants as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below.

Weighted Average

Exercise Price                                                                                              Warrants
                                                                                                            --------
           Warrants outstanding, December 31, 1994                                    1,700,000               $7.20
           Warrants granted                                                            -                       -
           Warrants exchanged(1)                                                      1,607,295                7.20
           Warrants outstanding                                                          92,705                7.20

           Warrants granted                                                             100,000                3.00
           Warrants exercised                                                            55,500                3.00
           Warrants outstanding, December 31, 1996                                      137,205                3.00(2)

           -----------------
           (1) In July of 1995, the Company offered to its holders of outstanding warrants the opportunity to exchange five warrants for two shares of common stock. The offer concluded in September of 1995, with 94% of the outstanding warrants exchanged for 642,918 common shares.

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (2) Effective May 24, 1996 the Company lowered the strike price to $3.00 a share (the fair market value of the common shares at that date) for all outstanding warrants at that date.


           The following table summarizes information concerning currently outstanding and exercisable warrants:

                                                                             Weighted               Weighted
                                                        Range of              Number           Remaining Contract         Average
                                                    Exercise Prices        Outstanding            Life (Years)            Exercise
                                                    ---------------        -----------         ------------------         --------
           Outstanding Warrants:                        $3.00                137,205                   1                    $3.00

           Exercisable Warrants:                         3.00                137,205                   1                     3.00


(14)       RELATED PARTIES

           At December 31, 1996 the Company is indebted to the President of Orange Park for $33,000 which is reflected in the December 31, 1996 balance sheet in a "Notes due to related parties." During the year the Company reimbursed this executive approximately $10,000 for expenses that he paid on behalf of the Company.

           In February 1995, the Company, through a wholly-owned subsidiary, National Diagnostics/Orange Park, Inc. ("Orange Park"), acquired the assets of Medical Imaging Consultants, Inc., and certain of its affiliates, providers of both mobile and fixed site ultrasound and related diagnostic testing services in the cardiac, cerebral vascular and neurophysiology areas, which currently operates in the Jacksonville, Orange Park, Middleburg and Fernandina Beach areas of Northern Florida. In connection therewith, the Company entered into a lease agreement with Sundance Partners, a Florida general partnership ("Sundance"), effective April 1, 1995. The lease relates to Orange Park's approximately 5,100 square foot diagnostic facility in Orange Park, Florida and is for a term of ten years providing annual rental payments of approximately $44,000, subject to annual adjustments based on the Consumer Price Index. The Company is the guarantor of Orange Park's obligations under the lease. Messrs. Taneja, Alliston, Traber, Ward and Baugh (the President and Chief Operating Officer of Orange Park) were all general partners of Sundance and collectively owned a 95% interest therein. Mr. Alliston was the managing partner of Sundance. The Company believes the terms of the lease are no less favorable than those that can be obtained from unaffiliated third parties. In December 1995, the Company purchased for $346,000 a 100% interest in Sundance. The partnership costs in the underlying property was approximately $346,000 with an appraised value of $660,000 (see note 12 to the financial statements).

                         NATIONAL DIAGNOSTICS, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company through its Orange Park facility utilizes various diagnostic and office equipment leased by Neurophysiology Associates, Inc ("NPA"). NPA is 100% owned by Ron Baugh, President and Chief Operating Officer of Orange Park. The Company has agreed to compensate NPA in no more or less favorable terms than the original lease calls for. Monthly payments approximate $1,920; annual rent expense approximated $22,874 in 1996. Certain payments by the Company are made directly to the third party lessor.

           In July of 1996, the Company entered into a month to month rental arrangement for its regional office (approximately 2,200 square feet) in northeast Florida with Medical Consultants Inc. Ron Baugh (President and Chief Operating Officer of Orange Park) is 100% owner of Medical Consultants, Inc. The agreement calls for rental payments of $1,500 per month. Rent expense for these spaces in 1996 totaled $9,000.

           In July of 1996, a triple net lease became effective between the Company and Sundance Partners II (a Florida general partnership) for a free standing 7,100 medical facility used for Riverside's Diagnostic Center. The facility is located in the Riverside area of Jacksonville, Florida. The lease term is for an initial five years with a one time option to extend for a five year period. Rent expense for 1996 approximated $58,000. Sundance Partners II is 100% owned by Messrs. J. Taneja and C. Alliston.

           During 1995 the Company incurred approximately $88,000 in costs related to a potential opening of a new site . Under an agreement with Sundance III (a Florida general partnership) Sundance III was to rent the Company its building for the above mentioned site. However, in the event the Company was to abandon the opening, Sundance III was to sell off the building and reimburse the Company from the proceeds of such sale. In 1996, the project was abandoned, sold and the reimbursement made.

           In November 1996, J. Taneja and C. Alliston loaned the Company approximately $33,000 each. The loans are due on demand and bear an 8% interest rate. The balance is recorded in "Notes due to related parties."

           One of the Company's directors (currently resigned) Mr. Traber is a partner of Foley and Lardner, a law firm that is one of the Company's legal counselors. Total expense to the firm amounted to approximately $36,000 in 1996.

           In March 1997, the Company borrowed $125,000 from a related party corporation (majority owned by Messrs. Taneja and Alliston). The proceeds were used to pay property taxes. The loan is due April 29, 1997 and is expected to be paid out of receipts from overdue provider payments.

ITEM 8 --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

           None.

                                  PART III

ITEM 9 - DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Prior to February 1, 1997, the Board of Directors consisted of Jugal K. Taneja, Curtis L. Alliston, Martin A. Traber, Donald Ward and Susan Carmichael. Mr. Ward resigned as a director effective January 1, 1997. Mr. Traber resigned as director effective March 27, 1997. Susan Carmichael resigned as director effective April 7, 1997.

JUGAL K. TANEJA, Age 51, currently is a director, the Chief Executive officer and Secretary of the Company. Mr. Taneja also serves as the Chairman, Chief Executive Officer and director of NuMED Home Health Care, Inc. and Chief Executive Officer and director of NuMED Surgical, Inc., publicly-held entities involved in the home health care and medical equipment industries. He also serves as the President and director of Bancequity Petroleum, Inc. Before his association with Bancapital and NuMED, Mr. Taneja served as Senior Vice President of Union Commerce Bank and Huntington National Bank.

CURTIS L. ALLISTON, Age 52, currently is a director, the President and Chief Operating Officer of the Company. He also serves as a director and the President and Chief Executive Officer of Brandon Clinical Associates, Inc., a home health care group, and President and Chief Executive Officer of Alliston Enterprises, an investment and construction Company. From 1988 to 1992, he served as President and Chief Executive Officer of Tampa Medical Group Management, a medical practice management firm, and President and Chief Executive Officer of Bay Cardiac Imaging, a mobile cardiac ultrasound service provider. Mr. Alliston was the founder of Positron Partners, Inc., a joint venture specializing in positron emission tomography, and served as its President and Chief Executive Officer from 1990 to 1992. Also, from 1990 to 1993, Mr. Alliston served as the President and Chief Executive officer of Cleveland Avenue Real Estate Partners, a medical real estate investment group.

MARTIN A. TRABER, Age 48, is a partner in the law firm of Foley & Lardner, a national general practice law firm. He has also served as an Adjunct Professor of Law at Cleveland Marshall Law School where he structured a course on and lectured in the area of real estate finance. Prior to joining Foley & Lardner in August, 1994, he practiced with Arter & Hadden since 1970 and was a partner in the Cleveland office.

DONALD G. WARD, Age 53, has served as Administrative Director of Clay Cardiology Associates, P.A., a group of cardiology specialists associated with several major hospitals in northeastern Florida and northeastern Georgia, since 1992. From 1990 to 1992, Mr. Ward was the Director of Special Projects/Mobile Imaging Services for St. Vincent's Health Care Systems in Jacksonville, Florida. Prior thereto, he has served in various position in the health care industry.

SUSAN J. CARMICHAEL, Age 48, is currently President and Chief Operating Officer of NuMED Home Health Care, Inc. and Board Director since 1991. Ms. Carmichael was the past President of Whole Person Home Health Care and Pennsylvania Medical Concepts prior to being purchased by NuMED to serve as its entrance into the home health industry. NuMED employs an average of 500+ employees and caring for 700+ clients in Florida, Pennsylvania, and Ohio. Previously Co-owner, President, and Chairperson of the Board for Health Consulting Associates (1981-1985), served as Chairperson for the Erie Pennsylvania Mental Health/Mental Retardation Board for two, six-year terms, and has received the "Outstanding Service to the Community" citation from Erie County.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and holders of more than 10% of the Common Stock to file with the Securities Exchange commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms filed with the Company by such person, all such Section 16(a) filing requirements were complied with by such persons in 1996.

ITEM 10 -- EXECUTIVE COMPENSATION

                           EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and President. No other executive officer earned more than $100,000 for the fiscal years ended December 31, 1995 and 1996. The directors of the Company receive no compensation.

LONG-TERM

COMPENSATION AWARDS                                                                                         ANNUAL COMPENSATION
                                                                                                            -------------------
                                       FISCAL                                             ALL OTHER        SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR            SALARY          BONUS           COMPENSATION              OPTIONS
---------------------------            -----            ------          -----           ------------       ---------------------
Jugal K. Taneja,                        1996            75,000         68,015(2)          20,356(1)                    -
  Chief Executive Officer               1995            76,250         75,614             18,958(1)                25,000
                                        1994            10,000         10,000             16,400(1)                    -
                                        1993               -              -                   -                        -


Curtis L. Alliston,                     1996           150,000          68,015(2)         20,356(1)                    -
  President and Chief                   1995           150,000          69,125            19,708(1)                25,000
     Operating officer                  1994            83,600          54,000             8,700(1)                    -
                                        1993            75,000            -                6,700(1)                    -


--------------
(1)      Represents club dues and automobiles expense allowance.
(2)      Not yet paid at April 11, 1997

The following tables set forth information with respect to grants of options to purchase shares of Common Stock during 1996 to the executive officers named in the Summary Compensation Table. The amounts shown as potential realizable values on the options are based on assumed annualized rates of appreciation in the price of the Common Stock of 0%, 5% and 10% over the term of the options, as set forth in rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock. There can be no assurance that the potential realizable values reflected in this table will be achieved.

                         STOCK OPTION GRANTS IN 1996


                                                                          MARKET
                                       % OF TOTAL                        PRICE PER        POTENTIAL REALIZABLE VALUE AT ASSUMED
                                         OPTIONS                          SHARE OF             ANNUAL RATES OF STOCK PRICE
                       NUMBERS OF       GRANTED TO                       UNDERLYING          APPRECIATION FOR OPTION TERM (2)
                       SECURITIES       EMPLOYEES                       SECURITY ON       -----------------------------------
                       UNDERLYING       IN FISCAL        EXERCISE         DATE OF        EXPIRATION
     NAME           OPTIONS GRANTED       1996        PRICE PER SHARE    GRANT (1)          DATE          0%       5%      10%
---------------    ----------------   ------------    ---------------  -------------     ----------     ------   ------  -------


  No options were granted to executive officers in 1996.

----------------
The following table sets forth information concerning each exercise of options during 1996 by the executive officers named in the Summary Compensation Table. No options were outstanding as of December 31, 1996.

                           OPTION EXERCISES IN 1995


                                SHARES ACQUIRED ON
     NAME                           EXERCISE                    VALUE REALIZED ($)
     ----                       ------------------              ------------------


No options were exercised by executives in 1996.


ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the Record Date, with respect to: (i) each of the Company's directors; (ii) each of the Company's executive officers named in the Summary Compensation Table; (iii) all directors and executive officers of the Company as a group; and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                                                                             BENEFICIALLY OWNED
                                                                                                           ----------------------
NAME                                                                                                         SHARES       PERCENT
----                                                                                                       ---------      -------
Jugal K. Taneja(1)(2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,020,000      38.8%
Curtis L. Alliston(1)(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     520,000      19.8%
Donald G. Ward . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5936       *
Martin A. Traber . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,671       *
Susan J. Carmichael  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
Directors and executive officers as a group (5 persons)(4) . . . . . . . . . . . . . . . . . . . . . . .   1,557,607      59.3%

----------------------
* Less than 1%

(1) The business address of Messrs. Taneja and Alliston is 751 West Brandon Boulevard, Brandon, Florida 33511.
(2)        Includes 100,000 shares of Common Stock held by First Delhi
           Trust established in 1987 which was established for the benefit of Mr. Taneja's children, over which Mr. Taneja will exercise voting rights; 720,000 shares are held by Twenty First Century Health Care Fund, LLC ("CHCF") over which Mr. Taneja has no economic interest but shares voting rights with other members of CHCF.

(3) Includes 100,000 shares of Common Stock held by Alliston Family Limited Partnership, which was established for the benefit of Mr. Alliston's children, over which Mr. Alliston will exercise voting rights.
(4)        Includes notes (1) through (3) above.



ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             CERTAIN TRANSACTIONS

On April 21, 1995 the Board of Directors approved an Employee Stock Option Plan ("employee plan") and a Non-employee Director Stock Option plan ("director plan") for the purpose of competing successfully in attracting, motivating, and retaining employees and non-employee directors with outstanding abilities. Options granted under the employee plan are intended to be incentive stock options. The total number of shares to which options may be granted under the employee and director plans are 200,000 shares. Generally, the exercise price shall be fixed at no less than 100% of the average fair market value of the shares at date of option.

In 1995 pursuant to the director plan the Board of Directors were issued options for 80,000 shares. These options were exercised at $1.06 per share for which the Company received $84,800. During 1996 the Company granted options for 10,000 shares exercisable at $3 per share under the Employee Plan. At December 31, 1996 there are no outstanding options under the Director Plan and there are 10,000 outstanding options under the Employee Plan.

In July, 1995 the Company offered to holders of outstanding common stock purchase warrants (1,700,000) the opportunity to exchange five warrants for two shares of stock. In September, 1995 the offer was concluded. Approximately 94% of the outstanding warrants were tendered in exchange for 642,918 shares of common stock. Messrs. Taneja and Alliston received 320,000 and 160,000 common shares of stock, respectively in exchange of the warrants they were holding.

In March of 1996, the Company entered into an agreement with Judson Enterprises, LTD to provided financial, consulting and banking services. As compensation for these services the Company agreed to pay Judson Enterprises, Inc. $16,000 and issue warrants for the purchase of 80,000 shares of common stock. Forty thousand (40,000) warrants will be exercisable at $2.50 per share expiring March, 1999; forty thousand (40,000) warrants will be exercisable at $3.00 per share expiring March, 2001. Currently, the Company owes $12,000 toward the balance and has not issued the warrants.

During 1995 the Company incurred approximately $88,000 in costs related to a potential opening of a new site . Under an agreement with Sundance III (a Florida general partnership) Sundance III was to rent the Company its building for the above mentioned site. However, in the event the Company was to abandon the opening, Sundance III was to sell off the building and reimburse the Company from the proceeds of such sale. In 1996, the project was abandoned, sold and the reimbursement made.

All future material affiliated transactions and loans will be made or entered into on terms no less favorable to the Company than those that can be obtained from unaffiliated third parties, and all future material affiliated members of the Company's board of directors who do not have an interest in the transaction.

The Company through its Orange Park facility utilizes various diagnostic and office equipment leased by Neurophysiology Associates, Inc ("NPA"). NPA is 100% owned by Ron Baugh, President and Chief Operating Officer of Orange Park. The Company has agreed to compensate NPA in no more or less favorable terms than the original lease calls for. Monthly payments approximate $1,920; annual rent expense approximated $22,874 in 1996. Certain payments by the Company are made directly to the third party lessor.

In July of 1996, the Company entered into a month to month rental arrangement for its regional office (approximately 2,200 square feet) in northeast Florida with Medical Consultants Inc. Ron Baugh (President and Chief Operating Officer of Orange Park) is 100% owner of Medical Consultants, Inc. The agreement calls for rental payments of $1,500 per month. Rent expense for these spaces in 1996 totaled $9,000.

In July of 1996, a triple net lease became effective between the Company and Sundance Partners II (a Florida general partnership) for a free standing 7,100 medical facility used for Riverside's Diagnostic Center. The facility is located in the Riverside area (an old "upscale" residential area) of Jacksonville, Florida. The lease term is for an initial five years with a one time option to extend for a five year period. Rent expense for 1996 approximated $58,000. Sundance Partners II is 100% owned by Messrs. J. Taneja and C. Alliston.

One of the Company's directors (currently resigned) Mr. Traber is a partner of Foley and Lardner, a law firm that is one of the Company's legal counselors. Total expense to the firm amounted to approximately $36,000 in 1996.

In November, 1996 J. Taneja and C. Alliston loaned the Company approximately $33,000 each. The loans are due on demand and bear an 8% interest rate. The balance due is recorded in "Notes due to related parties."

At December 31, 1996 the Company is indebted to the President of Orange Park for $33,000 which is reflected in the December 31, 1996 balance sheet in a "Notes due to related parties." During the year the Company reimbursed this executive approximately $10,000 for expenses that he paid on behalf of the Company.

In March of 1997 the Company borrowed $125,000 from a related party corporation (majority owned by Messrs. Taneja and Alliston). The proceeds were used to pay property taxes.

ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K

  (a) List of exhibits filed as part of this report:

Exhibit
Number                                                    Description
-------                                                   -----------

3.1      Articles of Incorporation of the Company (Exhibit 3.1 to the company's Form SB-1 Registration Statement (Reg. No. 33-80612)
         is incorporated by reference herein).

3.2      By-laws of the Company (Exhibit 3.2 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

4.1      1995 Employee Stock Option Plan. (Exhibit 4.1 of Company's Form S-8 Registration No. 33-80293 is incorporated by reference herein).

4.2      1995 Non-Employee Director Stock Option Plan. (Exhibit 4.2 of Company's Form S-8 Registration No. 80293 is incorporated by reference herein).

4.3      Warrants Agreement (Exhibit 4.4 to Amendment No. 3 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is
         incorporated by reference herein).

10.1     Employment Agreement by and between the Company and Curtis L. Alliston dated April 4, 1995. (Exhibit 10.1 of Company's Form
         10-QSB for the period ended March 31, 1995 is incorporated by reference herein).

10.2     Employment Agreement by and between the Company and Jugal K. Taneja dated April 4, 1995. (Exhibit 10.2 of Company's Form
         10-QSB for the period ended March 31, 1995 is incorporated by reference herein).

10.3     Lease Agreement dated April 1, 1995 by and between National Diagnostics/Orange Park, Inc. and Sundance Partners.  (Exhibit
         10.3 of Company's Form 10-QSB for the period ended March 31, 1995 is incorporated by reference herein).

10.4     Brandon Diagnostic Center, Ltd.'s Revolving Note dated May 30, 1995.  (Exhibit 10.1 of Company's Form 10-QSB for the
         period ended June 30, 1995 is incorporated by reference herein.)

10.5     Employment Agreement by and between the Company and Curtis L. Alliston dated November 10, 1995.(Exhibit 10.1 of Company's
         Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

10.6     Employment Agreement by and between the Company and Jugal K. Taneja dated November 10, 1995. (Exhibit 10.2 of Company's
         Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

10.7     Lease Agreement dated July 12, 1995 between National Diagnostics/Orange Park, Inc. and Siemens Medical Systems, Inc.
         effective September 14, 1995. (Exhibit 10.3 of Company's Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

10.8     Professional services agreement dated December 21, 1995 between Brandon Diagnostic Center, Ltd., SunPoint Diagnostic
         Center, Inc. and Robert D. Marshall, M.D., P.A (Exhibit 10.8 of Company's Form 10-KSB for the period ended December 31,
         1995 filed on April 1, 1996 is incorporated by reference herein).

10.9     Purchase agreement dated February 19, 1996 between National Diagnostics, Inc., National Diagnostics/Orange Park, Sundance
         Partners, and partners (Exhibit 10.9 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on
         April 1, 1996 is incorporated by reference herein).

         December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.10    Agreement of Partnership of Sundance Partners (a Florida partnership) date March 1, 1995. (Exhibit 10.10 of the Company's
         Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.11    Lease Agreement dated September 3, 1991 and modification thereto dated August 8, 1992 by and between
         Brandon Diagnostic Center, Ltd. and Bay Land Investment, Inc. relating to a portion of the Company's Brandon,
         Florida facility (Exhibit 10.2 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is
         incorporated by reference herein).

10.12    Lease Agreement dated February 1, 1992 and modification thereto dated August 8, 1992 by and between Brandon
         Diagnostic Center, ltd. and Bay Land Investment, Inc. relating to a portion of the Company's Brandon Florida facility (Exhibit 10.3 to the Company's Form SB-1 Registration Statement Reg. No. 33-80612) is incorporated by reference herein).

10.13    Lease Agreement dated January 15, 1993 by and between Brandon Diagnostic Center, ltd. and Bay Land
         Investment, Inc. relating to a portion of the Company's Brandon, Florida facility (Exhibit 10.4 to the Company's
         Form SB-1 Registration Statement (Reg. no. 33-80612) is incorporated by reference herein).

10.14    Lease Agreement dated May 4, 1994 by and between Alpha Associates, Inc. and Sun Point Associates, Inc. and
         Sun Point Associates relating to the Company's Ruskin, Florida facility (Exhibit 10.5 to the Company's for SB-1
         Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.15    Equipment Lease Agreement dated September 11, 1991 by and between Brandon Diagnostic Center, ltd. and
         Siemens Credit Corporation and supplements thereto relating to the Company's magnetic resonance imaging equipment (Exhibit 10.6 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is
         incorporated by reference herein).

10.16    Equipment Lease Agreement dated September 11, 1991 by and between Brandon Diagnostic Center, ltd. and
         Siemens Credit Corporation and supplement thereto relating to the Company's computer tomography equipment
         (Exhibit 10.7 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.17    Equipment Lease Agreement dated November 18, 1991 by and between Brandon Diagnostic Center, ltd. and
         Siemens Credit Corporation and supplements thereto relating to the Company's nuclear medicine equipment
         (Exhibit 10.9 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.18    Professional Services Agreement dated June 7, 1993 by and between Brandon Diagnostic Center, Ltd. and East
         Pasco Radiology Associates, P.A. (Exhibit 10.13 to the Company's Form SB-1 Registration Statement (Reg. No.
         33-80612) is incorporated by reference herein).

10.19    Lease Agreement dated September 1, 1994 by and between Highland Properties of Gulf Coast, Ltd. and Brandon
         Diagnostic Center, ltd. relating to the Company's Brandon, Florida facility (Exhibit 10.21 to Amendment No. 3 to the Company's form SB-1 Registration Statement (Reg. No. 33-80612 is incorporated by reference herein).

10.20    Asset Purchase Agreement effective November 1, 1993 by and between Alpha Acquisitions Corp. and Equipment
         Company of Brandon, Inc. pertaining to the acquisition by Alpha Acquisitions Corp. of the 40% limited partnership interest in Brandon Diagnostic Center, Ltd. (Exhibit 10.22 to Amendment No. 3 to the company's form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.21    Unit Purchase Option dated September 27, 1994 relating to 50,000 Units (Exhibit 4.5 to Amendment No. 2 to the
         Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.22    Equipment Lease Agreement dated July 19, 1994 by and between Medical Consultants of Middleburg, Inc. and Copelco Capital
         Corporation relating to Orange Park's ultrasound equipment (Exhibit 10.17 to the Company's form 10-KSB for December 31,
         1994 is incorporated by reference herein).

10.23    Master Lease Agreement dated June 27, 1994 by and between Alpha Associates, Inc. d/b/a Brandon Diagnostic Center and
         Copelco Leasing Corporation and schedules thereto relating to SunPoint's diagnostic imaging equipment (Exhibit 10.18 to the
         Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.24    Equipment Lease Agreement dated August 1, 1994 by and between Brandon Diagnostic Center, ltd. and Siemens Credit
         Corporation relating to SunPoint's diagnostic imaging equipment (Exhibit 10.19 to the Company's form 10-KSB for December
         31, 1994 is incorporated by reference herein).

10.25    Asset Purchase Agreement, dated February 6, 1995 and effective as of January 31, 1995, as amended, by and among Middleburg Medical Imaging Consultants, Inc. (renamed National Diagnostics/Orange Park, Inc.), Medical
         Consultants of Middleburg, Inc. and Medical Imaging Consultants, Inc. (Exhibit 10.20 to the Company's form 10-
         KSB for December 31, 1994 is incorporated by reference herein).

10.26    Employment Contract, dated February 6, 1995 and effective as of January 31, 1995, by and between Ronald D. Baugh and
         Middleburg Medical Imaging consultants, Inc. (Exhibit 10.21 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.27    Professional Services Agreement, effective as of November 7, 1994, by and between SunPoint Diagnostic Center,
         Inc. and East Pasco Radiology Associates, Inc. (Exhibit 10.22 to the Company's form 10-KSB for December 31,
         1994 is incorporated by reference herein).

10.28    Professional Services Agreement, dated November 30, 1994, by and between the Company and Drs. Hurt, Isaacs, Johnston and
         Cranford, P.A. (Exhibit 10.23 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.29    Services Agreement, dated November 17, 1994, by and between Diagnostic Cardiology Associates, P.A. and the Company (Exhibit
         10.24 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.30    Term Loan Agreement and Revolving Loan Agreement, both dated March 6, 1994, by and between Brandon Diagnostic Center, Ltd.
         and SouthTrust Bank of West Florida, and related Notes and Security Agreements (Exhibit 10.25 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.31    Lease Agreement dated August 15, 1995 between National Diagnostics/Riverside, Inc. ("Riverside") and Sundance Partners II
         relating to the Company's Riverside fixed site facility. (Exhibit 10.33 to the Company's 10-QSB for June 30, 1996 is
         incorporated by reference herein).

10.32    Equipment Lease Agreement dated July 15, 1996 between National Diagnostics/Riverside, Inc. and Siemens Credit Corporation
         relating to Riverside's computer tomography equipment. (Exhibit 10.34 to the Company's 10-QSB for September 30, 1996 is
         incorporated by reference herein).

10.33    Equipment Lease Agreement dated August 12, 1996 between National Diagnostics/Riverside, Inc. and Siemens Credit Corporation
         relating to the Riverside's ultrasound equipment. (Exhibit 10.35 to the Company's 10-QSB for September 30, 1996 is
         incorporated by reference herein).

10.34    Promissory Note and Business Loan Agreement dated September 9, 1996 between Brandon Diagnostic Center, Ltd. and South
         Hillsborough Community Bank related to equipment refinancing. (Exhibit 10.36 to the Company's 10-QSB for September 30, 1996
         is incorporated by reference herein).

10.35    Equipment Lease Agreement dated September 11, 1996 between National Diagnostics/Riverside, Inc. ("Riverside") and Siemens
         Credit Corporation relating to Riverside's Sireskop C. (Exhibit 10.37 to the Company's 10-QSB for September 30, 1996 is
         incorporated by reference herein).

10.36    Loan and Security Agreement dated September 13,1996 between National Diagnostics, Inc. and DVI Business
         Credit Corporation relating to the Company's line of credit.  (Exhibit 10.38 to the Company's 10-QSB for
         September 30, 1996 is incorporated by reference herein).

10.37    Promissory Note and Business Loan Agreement dated December 23, 1996 between Brandon Diagnostic Center,
         Ltd. and South Hillsborough Community Bank related to the purchase of  Stereotactic Mammography  equipment.

10.38    Equipment Lease Agreement dated January 22, 1997 between Brandon Diagnostic Center, Ltd. ("Brandon") and
         Siemens Credit Corporation relating to Brandon's Sireskop C.

10.39    Professional Service Agreement, effective February 1, 1997, by and between SunPoint Diagnostic Center, Inc. and
         TeleQuest, Inc.

10.40    Professional Service Agreement, effective February 1, 1997, by and between National Diagnostics/Orange Park,
         Inc. and TeleQuest, Inc.

10.41    Professional Service Agreement, effective February 1, 1997, by and between Brandon Diagnostic Center, Ltd. and
         TeleQuest, Inc.

10.42    Promissory Note and Security Agreement dated February 18, 1997 between National Diagnostics, Inc. and DVI
         Business Credit Corporation relating to the Company's installment loan.

20.1     National Diagnostics, Inc. Offer to Exchange dated July 6, 1995.  (Exhibit 20.1 to the Company's Form 10-QSB
         for the period ended June 30, 1995 is incorporated by reference herein).

21       Subsidiaries of Registrant.

23.1     Consent of Independent Certified Public Accountants-Grant Thornton LLP

24       Powers of Attorney (included on signature page) (Exhibit 24 of the Company's Form 10-KSB for the period ended December 31,
         1995 filed on April 1, 1996 is incorporated by reference herein).

27       Financial Data Schedule (for SEC use only).

  (b)    Reports on Form 8-K.

No Form 8-K was filed by the Company in 1996.

                                 SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date:  April 15, 1997                  NATIONAL DIAGNOSTICS, INC.


                                       By:      /s/ Curtis L. Alliston
                                                -----------------------------
                                                Curtis L. Alliston
                                                President and Chief Operating
                                                Officer

                                       By:      /s/ Dennis C. Hult
                                                -----------------------------
                                                Dennis C. Hult
                                                Comptroller

                                EXHIBIT INDEX

                                                                                                   Pagination by
                                                                                                     Sequential
Exhibit                                                                                              Numbering
Number                                    Description of Document                                      System
------                                    -----------------------                                  -------------
3.1      Articles of Incorporation of the Company (Exhibit 3.1 to the company's Form
         SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

3.2      By-laws of the Company  (Exhibit 3.2 to the Company's Form SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

4.1      1995 Employee Stock Option Plan. (Exhibit 4.1 of Company's Form S-8
         Registration No.33-80293 is incorporated by reference herein).

4.2      1995 Non-Employee Director Stock Option Plan. (Exhibit 4.2 of Company's
         Form S-8 Registration No. 80293 is incorporated by reference herein).

4.3      Warrants Agreement (Exhibit 4.4 to Amendment No. 3 to the Company's Form
         SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.1 Employment Agreement by and between the Company and Curtis L. Alliston dated April 4, 1995. (Exhibit 10.1 of Company's Form 10-QSB for the period ended March 31, 1995 is incorporated by reference herein).

10.2 Employment Agreement by and between the Company and Jugal K. Taneja dated April 4, 1995. (Exhibit 10.2 of Company's Form 10-QSB for the period ended March 31, 1995 is incorporated by reference herein).

10.3     Lease Agreement dated April 1, 1995 by and between National Diagnostics/
         Orange Park, Inc. and Sundance Partners.  (Exhibit 10.3 of Company's Form
         10-QSB for the period ended March 31, 1995 is incorporated by reference herein).

10.4     Brandon Diagnostic Center, Ltd.'s Revolving Note dated May 30, 1995.
         (Exhibit 10.1 of Company's Form 10-QSB for the period ended June 30,
         1995 is incorporated by reference herein.)

10.5 Employment Agreement by and between the Company and Curtis L. Alliston dated November 10, 1995.(Exhibit 10.1 of Company's Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

10.6 Employment Agreement by and between the Company and Jugal K. Taneja dated November 10, 1995. (Exhibit 10.2 of Company's Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

                                EXHIBIT INDEX

                                                                                                   Pagination by
                                                                                                     Sequential
Exhibit                                                                                              Numbering
Number                                    Description of Document                                      System
------                                    -----------------------                                  -------------
10.7     Lease Agreement dated July 12, 1995 between National Diagnostics/Orange
         Park, Inc. and Siemens Medical Systems, Inc. effective September 14, 1995.
         (Exhibit 10.3 of Company's Form 10-QSB for the period ended September 30,
         1995 is incorporated by reference herein).

10.8     Professional services agreement dated December 21, 1995 between
         Brandon Diagnostic Center, Ltd., SunPoint Diagnostic Center, Inc. and
         Robert D. Marshall, M.D., P.A (Exhibit 10.8 of Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.9     Purchase agreement dated February 19, 1996 between National
         Diagnostics, Inc., National Diagnostics/Orange Park, Sundance
         Partners, and partners (Exhibit 10.9 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.10 Agreement of Partnership of Sundance Partners (a Florida partnership) date March 1, 1995. (Exhibit 10.10 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.11    Lease Agreement dated September 3, 1991 and modification thereto dated August 8,
         1992 by and between Brandon Diagnostic Center, Ltd. and Bay Land Investment,
         Inc. relating to a portion of the Company's Brandon, Florida facility (Exhibit 10.2 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is
         incorporated by reference herein).

10.12    Lease Agreement dated February 1, 1992 and modification thereto dated August 8,
         1992 by and between Brandon Diagnostic Center, ltd. and Bay Land Investment,
         Inc. relating to a portion of the Company's Brandon Florida facility (Exhibit 10.3 to the Company's Form SB-1 Registration Statement Reg. No. 33-80612) is
         incorporated by reference herein).

10.13    Lease Agreement dated January 15, 1993 by and between Brandon Diagnostic
         Center, ltd. and Bay Land Investment, Inc. relating to a portion of the Company's
         Brandon, Florida facility (Exhibit 10.4 to the Company's Form SB-1 Registration
         Statement (Reg. no. 33-80612) is incorporated by reference herein).

10.14    Lease Agreement dated May 4, 1994 by and between Alpha Associates, Inc. and
         Sun Point Associates, Inc. and Sun Point Associates relating to the Company's
         Ruskin, Florida facility (Exhibit 10.5 to the Company's for SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

                                EXHIBIT INDEX

                                                                                                   Pagination by
                                                                                                     Sequential
Exhibit                                                                                              Numbering
Number                                    Description of Document                                      System
------                                    -----------------------                                  -------------
10.15    Equipment Lease Agreement dated September 11, 1991 by and between Brandon
         Diagnostic Center, ltd. and Siemens Credit Corporation and supplements thereto relating to the Company's magnetic resonance imaging equipment
         (Exhibit 10.6 to the Company's Form SB-1 Registration Statement
         (Reg. No. 33-80612) is incorporated by reference herein).

10.16    Equipment Lease Agreement dated September 11, 1991 by and between
         Brandon Diagnostic Center, ltd. and Siemens Credit Corporation and supplement thereto relating to the Company's computer tomography equipment (Exhibit 10.7 to the Company's Form SB-1 Registration Statement
         (Reg. No. 33-80612) is incorporated by reference herein).

10.17    Equipment Lease Agreement dated November 18, 1991 by and between Brandon
         Diagnostic Center, ltd. and Siemens Credit Corporation and supplements thereto relating to the Company's nuclear medicine equipment (Exhibit 10.9 to the
         Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.18    Professional Services Agreement dated June 7, 1993 by and between Brandon
         Diagnostic Center, Ltd. and East Pasco Radiology Associates, P.A. (Exhibit 10.13
         to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is
         incorporated by reference herein).

10.19    Lease Agreement dated September 1, 1994 by and between Highland Properties of Gulf Coast, Ltd. and Brandon Diagnostic Center, ltd. relating to the
         Company's Brandon, Florida facility (Exhibit 10.21 to Amendment No. 3 to the Company's form SB-1 Registration Statement (Reg. No. 33-80612 is incorporated by reference herein).

10.20    Asset Purchase Agreement effective November 1, 1993 by and between Alpha
         Acquisitions Corp. and Equipment Company of Brandon, Inc. pertaining to the acquisition by Alpha Acquisitions Corp. of the 40% limited partnership interest in Brandon Diagnostic Center, Ltd. (Exhibit 10.22 to Amendment No. 3 to the
         company's form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.21    Unit Purchase Option dated September 27, 1994 relating to 50,000 Units
         (Exhibit 4.5 to Amendment No. 2 to the Company's Form SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

                                EXHIBIT INDEX

                                                                                                   Pagination by
                                                                                                     Sequential
Exhibit                                                                                              Numbering
Number                                    Description of Document                                      System
------                                    -----------------------                                  -------------
10.22    Equipment Lease Agreement dated July 19, 1994 by and between Medical
         Consultants of Middleburg, Inc. and Copelco Capital Corporation
         relating to Orange Park's ultrasound equipment (Exhibit 10.17 to the
         Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.23    Master Lease Agreement dated June 27, 1994 by and between Alpha
         Associates, Inc. d/b/a Brandon Diagnostic Center and Copelco Leasing
         Corporation and schedules thereto relating to SunPoint's diagnostic imaging equipment (Exhibit 10.18 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.24    Equipment Lease Agreement dated August 1, 1994 by and between Brandon
         Diagnostic Center, ltd. and Siemens Credit Corporation relating to
         SunPoint's diagnostic imaging equipment (Exhibit 10.19 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.25    Asset Purchase Agreement, dated February 6, 1995 and effective as of January
         31, 1995, as amended, by and among Middleburg Medical Imaging Consultants,
         Inc. (renamed National Diagnostics/Orange Park, Inc.), Medical Consultants of
         Middleburg, Inc. and Medical Imaging Consultants, Inc. (Exhibit 10.20 to the
         Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.26    Employment Contract, dated February 6, 1995 and effective as of
         January 31, 1995, by and between Ronald D. Baugh and Middleburg
         Medical Imaging consultants, Inc. (Exhibit 10.21 to the Company's form
         10-KSB for December 31, 1994 is incorporated by reference herein).

10.27    Professional Services Agreement, effective as of November 7, 1994, by and between SunPoint Diagnostic Center, Inc. and East Pasco Radiology Associates,
         Inc. (Exhibit 10.22 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.28 Professional Services Agreement, dated November 30, 1994, by and between the Company and Drs. Hurt, Isaacs, Johnston and Cranford, P.A.
         (Exhibit 10.23 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.29    Services Agreement, dated November 17, 1994, by and between Diagnostic
         Cardiology Associates, P.A. and the Company (Exhibit 10.24 to the
         Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

                                EXHIBIT INDEX

                                                                                                   Pagination by
                                                                                                     Sequential
Exhibit                                                                                              Numbering
Number                                    Description of Document                                      System
------                                    -----------------------                                  -------------
10.30    Term Loan Agreement and Revolving Loan Agreement, both dated March 6,
         1994, by and between Brandon Diagnostic Center, Ltd. and SouthTrust
         Bank of West Florida, and related Notes and Security Agreements
         (Exhibit 10.25 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.31    Lease Agreement dated August 15, 1995 between National
         Diagnostics/Riverside, Inc. ("Riverside") and Sundance Partners II relating to the Company's Riverside fixed site facility. (Exhibit
         10.33 to the Company's 10-QSB for June 30, 1996 is incorporated by reference herein).

10.32    Equipment Lease Agreement dated July 15, 1996 between National
         Diagnostics/ Riverside, Inc. and Siemens Credit Corporation relating to Riverside's computer tomography equipment. (Exhibit 10.34 to the Company's 10-QSB for September 30, 1996 is incorporated by reference herein).

10.33    Equipment Lease Agreement dated August 12, 1996 between National
         Diagnostics/Riverside, Inc. and Siemens Credit Corporation relating to the Riverside's ultrasound equipment. (Exhibit 10.35 to the Company's
         10-QSB for September 30, 1996 is incorporated by reference herein).

10.34 Promissory Note and Business Loan Agreement dated September 9, 1996 between Brandon Diagnositc Center, Ltd. and South Hillsborough
         Community Bank related to equipment refinancing. (Exhibit 10.36 to the Company's 10-QSB for September 30, 1996 is incorporated by reference herein).

10.35    Equipment Lease Agreement dated September 11, 1996 between National
         Diagnostics/Riverside, Inc. ("Riverside") and Siemens Credit
         Corporation relating to Riverside's Sireskop CX. (Exhibit 10.37 to the
         Company's 10-QSB for September 30, 1996 is incorporated by reference herein).

10.36    Loan and Security Agreement dated September 13,1996 between National
         Diagnostics, Inc. and DVI Business Credit Corporation relating to the Company's line of credit.  (Exhibit 10.38 to the Company's 10-QSB for September 30,
         1996 is incorporated by reference herein).

10.37    Promissory Note and Business Loan Agreement dated December 23, 1996 between                 64
         Brandon Diagnostic Center, Ltd. and South Hillsborough Community Bank related to the purchase of  Stereotactic Mammography  equipment.

                                EXHIBIT INDEX

                                                                                                   Pagination by
                                                                                                     Sequential
Exhibit                                                                                              Numbering
Number                                    Description of Document                                      System
------                                    -----------------------                                  -------------
10.38    Equipment Lease Agreement dated January 22, 1997 between Brandon
         Diagnostic Center, Ltd. ("Brandon") and Siemens Credit Corporation relating
         to Brandon's Sireskop CX.                                                                      65

10.39    Professional Service Agreement, effective February 1, 1997, by and between
         SunPoint Diagnostic Center, Inc. and TeleQuest, Inc.                                           66

10.40    Professional Service Agreement, effective February 1, 1997, by and between
         National Diagnostics/Orange Park, Inc. and TeleQuest, Inc.                                     67

10.41    Professional Service Agreement, effective February 1, 1997, by and between
         Brandon Diagnostic Center, Ltd. and TeleQuest, Inc.                                            68

10.42    Promissory Note and Security Agreement dated February 18, 1997 between
         National Diagnostics, Inc. and DVI Business Credit Corporation relating to
         the Company's installment loan.                                                                69

20.1     National Diagnostics, Inc. Offer to Exchange dated July 6, 1995.  (Exhibit
         20.1 to the Company's Form 10-QSB for the period ended June 30, 1995 is incorporated by reference herein).

21       Subsidiaries of Registrant.                                                                    71

23.1     Consent of Independent Certified Public Accountants-Grant Thornton LLP                         70

27       Financial Data Schedule (for SEC use only).


  (b)    Reports on Form 8-K.

No Form 8-K was filed by the Company in 1996.