Form 10QSB
period 1997-03-31
NATIONAL DIAGNOSTICS INC
filed 1997-05-15
CIK 925894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-24696


                           NATIONAL DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Florida                               59-3248917
             -------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


    737B West Brandon Blvd., Brandon, Florida                33511
    -----------------------------------------                -----
    (Address of Principal Executive Offices)              (Zip Code)


    Registrant's Telephone Number, including area code:  (813) 661-9501

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


Class:  Common Stock, No Par Value       Outstanding at May 13, 1997: 2,628,577

Transitional Small Business Disclosure Format (check one)   YES [ ]     NO [X]

                           NATIONAL DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB


                                                                            Page
                                                                           Number
                                                                           ------
PART I.           FINANCIAL STATEMENTS


Item 1.  Financial Statements


                  Condensed Consolidated Balance Sheets at
                         December 31, 1996 and March 31, 1997                3


                  Condensed Consolidated Statements of Operations
                         for the three months ended March 31, 1996
                         and 1997                                            5


                  Condensed Consolidated Statements of Cash Flows
                         for three months ended March 31, 1996 and 1997      6


                  Notes to Condensed Consolidated Financial Statements       7



Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                 9



PART II.          OTHER INFORMATION

Item 2.  Legal Proceedings                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                  13

ITEM - 1


                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 March 31,
                                                            December 31,           1997
                                                               1996             (Unaudited)
                                                            ------------        ------------
Current assets:
  Cash                                                         $104,335            $151,969
  Accounts receivable, net of allowance of $664,402
    and $654,883 in 1996 and 1997, respectively               2,131,284           2,349,264
  Prepaid expenses and other current assets                     220,864             153,972
                                                            -----------         -----------

         Total current assets                                 2,456,483           2,655,205
                                                            -----------         -----------

Property and equipment                                        9,481,198           9,813,530
  Less:  accumulated depreciation and
    amortization                                             (3,264,655)         (3,591,870)
                                                            -----------         -----------

         Net property and equipment                           6,216,543           6,221,660
                                                            -----------         -----------

Other assets:
  Excess of purchase price over net assets acquired,
    net of accumulated amortization of $61,274 and
    $67,393 in 1996 and 1997 respectively                       428,187             422,068
  Deposits                                                       47,444              48,063
  Other                                                          51,020              81,454
                                                            -----------         -----------


         Total other assets                                     526,651             551,585
                                                            -----------         -----------



                                                             $9,199,677          $9,428,450
                                                            ===========         ===========

See Accompanying Notes.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             March 31,
                                                         December 31,           1997
                                                            1996            (Unaudited)
                                                         ------------       ------------
Current liabilities:
  Line of credit                                        $   993,818         $ 1,046,554
  Note payable, other                                         4,294             160,247
  Notes due to related parties                               99,882             220,716
  Current installments of long-term debt                    105,410             105,000
  Current installments of obligations
     under capital leases                                 1,103,952           1,104,000
  Accounts payable                                        1,080,236           1,251,569
  Accrued radiologist fees                                  489,785             443,758
  Accrued expenses, other                                   738,687             805,335
                                                        -----------         -----------

             Total current liabilities                    4,616,064           5,137,179

Long-term liabilities:
  Long-term debt, excluding current installments            619,227             600,024
  Obligations under capital leases,
     excluding current installments                       3,454,456           3,516,013
  Deferred lease payments                                   236,912             221,468
                                                        -----------         -----------

             Total liabilities                            8,926,659           9,474,684
                                                        -----------         -----------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
     shares authorized, no shares issued
     and outstanding                                           --                  --
  Common stock, no par value, 9,000,000
     shares authorized, 2,628,577 shares issued
     and outstanding in 1996 and 1997                           686                 686
  Additional paid-in capital                              2,320,497           2,320,497
  Retained earnings (accumulated deficit)                (2,048,165)         (2,367,417)
                                                        -----------         -----------

             Net stockholders' equity (deficit)             273,018             (46,234)
                                                        -----------         -----------


                                                        $ 9,199,677         $ 9,428,450
                                                        ===========         ===========

See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES



                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three months       Three months
                                           ended              ended
                                          March 31,          March 31,
                                           1996                1997
                                         (Unaudited)        (Unaudited)
                                         -----------        -----------

Revenue, net                             $ 2,189,706        $ 2,576,888
                                         -----------        -----------

Operating expenses:
  Direct operating expenses                1,056,156          1,398,496
  General and administrative                 722,904            967,295
  Depreciation and amortization              244,881            366,085
                                         -----------        -----------

         Total operating expenses          2,023,941          2,731,876
                                         -----------        -----------

         Operating income (loss)             165,765           (154,988)

Interest expense                              97,837            169,746
Other income (loss)                           32,442              5,482
                                         -----------        -----------

Income (loss) before income taxes            100,370           (319,252)

Income taxes                                    --                 --
                                         -----------        -----------

         Net income (loss)               $   100,370        $  (319,252)
                                         ===========        ===========

Pro forma net income (loss) per
  common share                           $       .04        $      (.12)
                                         ===========        ===========
Weighted average number of common
  shares outstanding                       2,539,629          2,628,577
                                         ===========        ===========









See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three months         Three months
                                                                  ended                ended
                                                                March 31,           March 31,
                                                                  1996                1997
                                                              (Unaudited)          (Unaudited)
                                                              -----------          -----------
Cash flows from operating activities:
  Net income (loss)                                            $   100,370         $  (319,252)

 Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Income taxes                                                      --                  --
    Depreciation and amortization                                  244,881             366,085
    Provision for bad debts                                         22,400              (9,519)
    Increase in accounts receivable                               (373,707)           (208,461)
    Loss on disposition of equipment                                 4,377               2,770
    (Increase) decrease in prepaid expenses
       and other current assets                                    (53,900)             66,892
    Increase  in accounts payable                                  161,717             171,333
    Increase (decrease) in accrued radiologist fees                 55,383             (46,027)
    Increase (decrease) in other accrued expenses                  (69,316)             66,648
    Increase (decrease) in deferred lease payments                  65,925             (15,444)
                                                               -----------         -----------

    Net cash provided by operating activities                      158,130              75,025
                                                               -----------         -----------

Cash flows provided (used) by investing activities:
  Purchases of property and equipment                              (18,927)           (138,447)
  Increase in organization & other assets                             --               (63,185)
                                                               -----------         -----------

    Net cash used by investing activities                          (18,927)           (201,632)
                                                               -----------         -----------

Cash flows provided (used) by financing activities:
  Increase (net) in line of credit                                  41,000              52,736
  Repayment of long-term borrowing                                 (23,197)            (19,613)
  Proceeds of borrowing from related parties                        18,583             125,000
  Repayment of borrowing from related parties                         --                (4,166)
  Principal payments under capital lease obligations              (136,808)           (135,050)
  Increase in deposits                                                --                  (619)
  Proceeds from borrowing on other notes payable                    (3,356)            205,000
  Repayments of borrowing on other notes payable                      --               (49,047)
                                                               -----------         -----------

    Net cash (used) by financing activities                       (103,778)            174,241
                                                               -----------         -----------

Net increase (decrease) in cash                                     35,425              47,634

Cash at beginning of period                                        128,094             104,335
                                                               -----------         -----------

Cash at end of period                                          $   163,519         $   151,969
                                                               ===========         ===========

Supplemental disclosure of cash flow information:
 Interest paid                                                 $    85,607         $   150,957
                                                               ===========         ===========
 Asset added under capital lease                               $    66,214         $   196,655
                                                               ===========         ===========

See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)

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

       OPERATIONAL MATTERS AND LIQUIDITY

       The Company has a net loss for the quarter ending March 31, 1997 of $(319,252) and at March 31, 1997 has a working capital deficiency of approximately $(2,282,000) and a deficiency of net assets of $(46,000) which have collectively resulted in late lease payments which have payment acceleration provisions. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon either the Company's ability to succeed in its future operations or its ability to obtain additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for the first quarter of 1997 and its plan to improve future results.

       The Company attributes the loss in the First quarter primarily to the effect the losses from its new start up facilities had on the Company:
       Orange Park started its second full year of operation with a loss of $122,000 and Riverside (opened July of 1996) had a loss of $195,000. Due to the expansion and growth the Company's working capital has decreased to the extent that the Company has fallen behind in meeting its lease and vendor obligations. Most of the vendors have been cooperative by allowing extended terms. The Company has received from its major lessor a waiver of default based on the Company adhering to a workout schedule which will bring the leases to current status by December, 1997. Other lessors have also been cooperative with extended terms. The Company believes as the increase in revenues for start ups continues and certain cost cutting measures (estimated unaudited annual savings approximately $286,000 inclusive of Officer's bonuses) take effect that the Company will return to a profitable position though no absolute assurances can be given. The Company has curtailed its plan for further external expansion unless additional capital funding is obtained.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2)    NEW ACCOUNTING PRONOUNCEMENT

       The FASB has issued Statement of Financial Accounting Standards No. 128. Earnings Per Share, which is effective for financial statements issued after December 15,1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share requires presentation of basic and diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.


(3)    LEGAL ACTION

       In December of 1995, the physician group terminated its contract for reading service with the Brandon and SunPoint centers and in February of 1996, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The physician group sought payment for services rendered (approximately $178,000) and lost profits (approximately $850,000). In February of 1997, the court denied the claim for lost profits and entered an award in favor of the physician group relating to services rendered. The company substantially reserved for the claim for services and satisfied the judgement in February of 1997 by obtaining financing for approximately $205,000 from its accounts receivable lender (balance due by August, 1997). Subsequently, a motion by the physicians for a rehearing was denied. The physicians filed a notice of appeal for the lost profits claim in April, 1997. Also, a motion for costs relating to the lawsuit (approximating $10,000) was filed by the physician group. The Company believes the costs to be substantially less than the amount claimed and intends to contest the amount.

       On March 10, 1995 legal action was instituted against A.T. Brod & Co., Inc. (a national stock brokerage firm) by a terminated employee of A.T. Brod & Co., Inc. ("A.T. Brod"). A.T. Brod was a major market maker for National Diagnostics, Inc. stock. The Company was named in the suit entitle James I. Blackey vs. A.T. Brod & Co., Inc., Arthur Stupay, Jugal Taneja, R.K. Khosla, Bancapital Investment Corporation, and National Diagnostics, Inc. pending the Supreme Court of the State of New York, County of Erie, Index Number I- 1995-2249. Mr. J. Taneja is Chairman, Chief Executive Officer and Director of both A.T. Brod and the Company. The action alleges wrongful discharge, breach of contract, deformation of character, conspiracy and tortious interference with a contract arising out of the alleged wrongful termination of the plaintiff by A.T. Brod and sought compensatory and punitive damages of $2,830,000. In April of 1997 the Company reached a settlement for $5,000 which has been paid by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 1997 were $2,576,888 compared to $2,189,706 for the same period in 1996, representing a 18% increase. The increase is primarily attributable to an increase in the volume of procedures performed. The Company generated net revenues of $211,394 in the first quarter of 1997 as a result of the addition of the National Diagnostics/Riverside, Inc ("Riverside") in July of 1996.

Direct operating expenses for the three months ended March 31, 1997 were $1,398,496 compared to $1,056,156 for the same period in 1996, representing a 32% increase. Direct operating expenses as a percentage of net revenue increased to 54% from 48% for the three months ended March 31, 1997 and 1996, respectively. The increase in direct operating expenses was primarily due to the addition of Riverside. The increase of direct costs as a percent of net revenue was a result of several factors. Approximately 65% of the increase as a percent of net revenue is attributable to the cost of maintenance contracts the Company entered into for its older equipment and higher costs for medical supplies. Approximately 33% of the increase is attributed to the start-up facility which bears certain direct costs that do not necessarily vary proportionately with net revenues such as personnel costs.

General and administrative expenses for the three months ended March 31, 1997 were $967,295 compared to $722,904 for the same period in 1996, representing a 34% increase. Approximately 47% of this increase was due to the addition of the Riverside facility and another 31% of the increase was due to additional personnel and related costs added due to the continued increase in volume. In the middle of the quarter personnel cuts were made in the Riverside facility which result in an annual savings of approximately $150,000. These cuts were made in response to the slower than anticipated ramp up of the Riverside revenues.

Depreciation and amortization costs increased to $366,085 from $244,881 for the quarters ending March 31, 1997 and 1996, respectively. This is primarily attributable to the additional equipment added for the new Riverside facility acquired through capital leases. Interest expense has increased to $169,746 from $97,837 for the quarters ending March 31, 1997 and 1996, respectively. This is the result of the financing for the Riverside equipment utilizing capital leases and the expansion of the Company's line of credit to approximately $1,047,000 from approximately $450,000 at March 31, 1997 and 1996, respectively. Also, a one time charge for interest of approximately $14,000 was made in connection with the litigation settlement more fully discussed below and in
Part 2. Legal Proceedings.

The increase in revenues and greater increase in operating costs for the quarter resulted in a net loss of $(319,252) compared to a profit of $100,370 for the same period in 1996. The new Riverside facility contributed a loss of approximately $(194,000), or 61% of the total loss. The Orange Park facility (its fixed site opened July of 1995) incurred a loss of approximately $(122,000) compared to the loss of $(107,000) for the same period in 1996. Brandon (the Company's most mature center) experienced a profit of approximately $158,000 compared to a profit of $318,000 for the same period in 1996. The Company attributes this decline in profits to several factors including increased costs of maintenance contracts on equipment; an increase in medical supply costs, increased depreciation of equipment acquired subsequent to last years first quarter and increased personnel costs.


LIQUIDITY AND CAPITAL RESOURCES

Due to the rapid expansion of facilities and increase in additional personnel and related costs the Company has continued to experience difficulty in meeting timely its current obligation to its vendors and lessors. The Company at March 31, 1997 had a working capital deficiency of approximately $(2,282,000) and a deficiency of net assets of approximately $(46,000). Due to late payments the Company at March 31, 1997 was in default of its capital leases. In April the Company received a conditional waiver of default from its major lessor. Generally, while in default the lessor may accelerate the lease obligation (at March 31, 1997 total long-term portion of affected leases approximated $1,300,000).

The conditional waiver of default from its major lessor contains a work out schedule where in all leases will be brought to a current status by December 31, 1997. The agreement was predicated upon the Company making a $200,000 payment toward arrearage by April 25, 1997. The Company paid the $200,000, a portion of which came out of proceeds from a second mortgage note given on its Sundance property and is currently in compliance with the work out agreement. The other lessors (approximately 17% of the total loans outstanding at March 31, 1997) have been cooperating with the Company, generally allowing not more than 60 days past due on lease payments. There is no assurance the Company will be successful in achieving these goals.

Capital expenditures, including capital lease obligations for the quarter ending March 31, 1997 approximated $335,000. The Company entered into a $197,000 capital lease for an equipment upgrade and with bank financing obtained in December of 1996 the Company took delivery of a new non-surgical mammography biopsy unit which will expand the Company's Women's Center in the Brandon Facility.

In February of 1997 the Company settled its litigation with its prior radiologists (see Item 3-Legal Proceedings). The settlement plus legal fees approximated $205,000. This amount was borrowed from DVI in 1997 at an interest rate of "base" plus 3% (at March 31, 1997 11.5%). The loan calls for 28 weekly payments of $7,500; the balance to be paid in full by August 29, 1997. The loan is secured by accounts receivable and is being paid out of current collections. The Company is current with its payments. In March of 1997, the Company borrowed $125,000 from a related party corporation (majority owned by Messrs., Taneja and Alliston). The proceeds were used to pay property taxes. The loan was due April 29, 1997 and was extended until May 31, 1997. It is expected to be paid out of receipts from overdue providers payments.

The Company has a $2,000,000 line of credit with DVI Business Credit Corporation ("DVI", a lender specializing in medical receivables). The lender has a first security interest on all accounts receivable. Interest is a prime plus 1.6%. At March 31, 1997 the line availability and loan balance approximated $15,000 and $1,059.000, respectively. At May 12, 1997 the line availability and loan balance approximated $300 and $1,193,000, respectively.

In the quarter ending March 31, 1997 the company increased its cash by approximately $48,000. Operations contributed $75,000 of the total increases. Purchases of equipment and a minor increase in other assets contributed to totally to the cash reduction of $201,000. Financing contributed $174,000. Equipment acquired through capital leasing approximated $197,000.

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

The Company is currently negotiating a contract that would accelerate the ramp up of its newest start-up facility. If the Company is successful in obtaining the contract it could result in an estimated increase in net revenues of approximately $500,000 to $800,000. As a result of its cost cutting measures, increasing revenues coupled with an accelerated ramp up of its newest start-up, satisfaction of its property and equipment needs for current operations, and if the Company's vendors and lessors continue to allow a grace period of sixty to ninety days, the Company believes that its presently anticipated short-term needs for operation, capital repayments and capital expenditures for its current operations can be satisfied through internally generated funds and existing credit facilities with DVI. The Company feels that its ability in the short-term to improve its working capital is reasonably attainable. However, the Company is currently discussing capital infusion alternatives which may consist of selling additional stock. Should the above possibilities not materialize and to assure continued operations the Company is prepared to sell off certain assets that have not yet matured sufficiently to allow a positive return. There is no assurance that these short-term needs can be met.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company's independent certified public accountant's report on the Company's 1996 Financial Statements contained in the Company's Annual Form 10-KSB included a going concern qualification. The information contained in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 remains relevant related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

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

The Company has over the last few years experienced increased pressures on reimbursement from third parties. The Company expects such pressures to cause reduced pricing in the aggregate for diagnostic procedures in the future. Due primarily from the Company's revenue mix the effects of reduced pricing have been minimized. Approximately 49% of the company's revenue has been derived from private insurance carriers, individuals, worker's compensation and other sources that have not experienced reimbursement pressures characteristic of managed care providers, Medicare and Medicaid. Additionally, the Company has entered into certain capitation contracts with minimum flooring reimbursements which the Company believes will ultimately bring new found business to the Centers. The capitation contracts are fixed fee arrangements made with HMO's wherein the Company receives a fixed fee per HMO participant regardless of whether the participant receives patient services or not. A minimum floor reimbursement (example: approximately 65% of the Medicare allowable rate) is agreed to which serves to minimize the risk to the Company should an excess number of participants require patient services. The advantage to the Company results when the aggregated fixed fee per HMO participant exceeds the fees earned from actual HMO participant patient services rendered. Additionally, the Company may obtain regular fee for service revenues from referred HMO participants for services not covered under the capitation contract.

PART II.                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December of 1995, the physician group terminated its contract for reading service with the Brandon and SunPoint centers and in February of 1996, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The physician group sought payment for services rendered (approximately $178,000) and lost profits (approximately $850,000). In February of 1997, the court denied the claim for lost profits and entered an award in favor of the physician group relating to services rendered. The company substantially reserved for the claim for services and satisfied the judgement in February of 1997 by obtaining financing for approximately $205,000 from its accounts receivable lender (balance due by August, 1997). Subsequently, a motion by the physicians for a rehearing was denied. The physicians filed a notice of appeal for the lost profits claim in April, 1997. Also, a motion for costs relating to the lawsuit (approximating $10,000) was filed by the physician group. The Company believes the costs to be substantially less than the amount claimed and intends to contest the amount.

         On March 10, 1995 legal action was instituted against A.T. Brod & Co., Inc. (a national stock brokerage firm) by a terminated employee of A.T. Brod & Co., Inc. ("A.T. Brod"). A.T. Brod was a major market maker for National Diagnostics, Inc. stock. The Company was named in the suit entitle James I. Blackey vs. A.T. Brod & Co., Inc., Arthur Stupay, Jugal Taneja, R.K. Khosla, Bancapital Investment Corporation, and National Diagnostics, Inc. pending the Supreme Court of the State of New York, County of Erie, Index Number I- 1995-2249. Mr. J. Taneja is Chairman, Chief Executive Officer and Director of both A.T. Brod and the Company. The action alleges wrongful discharge, breach of contract, deformation of character, conspiracy and tortious interference with a contract arising out of the alleged wrongful termination of the plaintiff by A.T. Brod and sought compensatory and punitive damages of $2,830,000. In April of 1997 the Company reached a settlement for $5,000 which has been paid by the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27 Financial Data Schedule (for SEC use only)

          (b)     Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 1997


           NATIONAL DIAGNOSTICS, INC.



           /s/ Curtis Alliston
           --------------------------------------
           Curtis L. Alliston
           President and Chief Operating Officer



           /s/ Dennis Hult
           --------------------------------------
           Dennis C. Hult
           Comptroller