Form 10QSB
period 1997-06-30
NATIONAL DIAGNOSTICS INC
filed 1997-08-19
CIK 925894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-24696


                           NATIONAL DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Florida                                      59-3248917
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)


         755 West Brandon Blvd., Brandon, Florida                   33511
         ----------------------------------------                  --------
         (Address of Principal Executive Offices)                 (Zip Code)


         Registrant's Telephone Number, including area code:      (813) 661-9501

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

Class:  Common Stock, No Par Value     Outstanding at August 13, 1997: 4,538,035

Transitional Small Business Disclosure Format (check one)   YES [ ]    NO [X]

                          NATIONAL DIAGNOSTICS, INC.

                             INDEX TO FORM 10-QSB


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.           FINANCIAL STATEMENTS


Item 1.  Financial Statements


                    Condensed Consolidated Balance Sheets at
                           December 31, 1996 and June 30, 1997                                      3


                    Condensed Consolidated Statements of Operations
                           for the three and six months ended June 30,
                           1996 and 1997                                                            5


                    Condensed Consolidated Statements of Cash Flows
                           for the three and six months ended
                           June 30, 1996 and 1997                                                   6


                    Notes to Condensed Consolidated Financial Statements                            8



Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                     10



PART II.          OTHER INFORMATION

Item 2.  Legal Proceedings                                                                         12

Item 6.  Exhibits and Reports on Form 8-K                                                          13


SIGNATURES                                                                                         14



ITEM - 1.
                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS



                                                                                                                      June 30,
                                                                                   December 31,                         1997
                                                                                       1996                          (Unaudited)
                                                                                   ------------                     ------------

Current assets:
  Cash                                                                             $   104,335                      $     72,874
  Accounts receivable, net of allowance of $664,402 in
     1996 and $735,755 in 1997                                                       2,131,284                         2,339,010
  Due from related party                                                                                                  23,819
  Prepaid expenses and other current assets                                            220,864                           138,332
  Marketable securities                                                                                                1,800,000
                                                                                   -----------                      ------------

             Total current assets                                                    2,456,483                         4,374,035
                                                                                   -----------                      ------------

Property and equipment                                                               9,481,198                         9,981,296
  Less:  accumulated depreciation and
     amortization                                                                   (3,264,655)                       (3,925,262)
                                                                                   -----------                      ------------

              Net property and equipment                                             6,216,543                         6,056,034
                                                                                   -----------                      ------------
Other assets:
     Excess of purchase price over net assets
     acquired, net of accumulated amortization
     of $61,274 in 1996 and $73,512 in 1997                                            428,187                           415,949
  Organization and start-up costs, net                                                  47,444                            51,526
  Deposits                                                                              51,020                            48,263
                                                                                   -----------                      ------------

              Total other assets                                                       526,651                           515,738
                                                                                   -----------                      ------------

                                                                                   $ 9,199,677                      $ 10,945,807
                                                                                   ===========                      ============

See Accompanying Notes.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES




                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                                     June 30,
                                                                                December 31,                           1997
                                                                                    1996                           (Unaudited)
                                                                              ----------------                   ---------------
Current liabilities:
  Lines of credit                                                                  $   993,818                       $ 1,224,654
  Note payable                                                                           4,294                            67,082
  Note due related party                                                                99,882                           127,075
  Current installments of long-term debt                                               105,410                           105,000
  Current installments of obligations under
     capital leases                                                                  1,103,952                         1,104,000
  Accounts payable                                                                   1,080,236                         1,269,393
  Accrued radiologist fees                                                             489,785                           562,640
  Accrued expenses other                                                               738,687                           528,199
                                                                                   -----------                       -----------

             Total current liabilities                                               4,616,064                         4,988,043

Long-term liabilities:
  Long-term debt, excluding current installments                                       619,227                           731,387
  Obligations under capital leases, excluding
     current installments                                                            3,454,456                         3,253,165
  Deferred lease payments                                                              236,912                           207,217
                                                                                   -----------                       -----------

             Total liabilities                                                       8,926,659                         9,179,812
                                                                                   -----------                       -----------

Stockholders' equity:
  Preferred stock, no par value, 1,000,000
     shares authorized, no shares issued
     and outstanding                                                                   -                                -
  Common stock, no par value, 9,000,000
     shares authorized, 2,539,629 and 4,481,220 shares
     issued and outstanding in 1996 and 1997                                               686                              1164
  Additional paid-in capital                                                         2,320,497                         4,591,143
  Retained earnings (deficit)                                                       (2,048,165)                       (2,826,312)
                                                                                   -----------                       -----------

             Net stockholders' equity                                                  273,018                         1,765,995
                                                                                   -----------                       -----------


                                                                                   $ 9,199,677                       $10,945,807
                                                                                   ===========                       ===========



See Accompanying Notes.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES



                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three months      Three months     Six months      Six months
                                                                    ended            ended           ended           ended
                                                                  June 30,         June 30,         June 30,        June 30,
                                                                   1996               1997             1996           1997
                                                                (Unaudited)        (Unaudited)      (Unaudited)    (Unaudited)
                                                                 --------           ---------        ---------      ---------

Revenue, net                                                   $2,293,429        $2,612,347        $4,483,135      $5,189,235
                                                               ----------        ----------        ----------      ----------

Operating expenses:
  Direct operating expenses                                     1,136,255         1,497,338         2,192,411       2,895,834
  General and administrative                                      783,444         1,012,833         1,506,348       1,980,128
  Depreciation and amortization                                   256,026           372,842           500,907         738,927
                                                               ----------        ----------        ----------      ----------

             Total operating expenses                           2,175,725         2,883,013         4,199,666       5,614,889
                                                               ----------        ----------        ----------      ----------

             Operating income (loss)                              117,704          (270,666)          283,469        (425,654)

Interest expense                                                  116,093           188,528           213,930         358,274
Other income                                                        9,183               299            41,625           5,781
                                                               ----------        ----------        ----------      ----------

Income (loss) before income taxes                                  10,794          (458,895)          111,164        (778,147)
Income taxes                                                            -                                   -               -
                                                               ----------        ----------        ----------      ----------

             Net income (loss)                                 $   10,794          (458,895)       $  111,164      $ (778,147)
                                                               ==========        ==========        ==========      ==========
Net income (loss) per
  common share                                                 $        -         $    (.17)              .04      $     (.29)
Weighted average number of common                              ----------        ----------        ----------      ----------
  shares outstanding                                            2,551,758         2,714,341         2,545,694       2,671,696
                                                               ----------        ----------        ----------      ----------





See Accompanying Notes.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES







                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Three months          Three months   Six months      Six months
                                                                  ended              ended          ended             ended
                                                                 June 30,            June 30,      June 30,          June 30,
                                                                  1996               1997           1996               1997
                                                               (Unaudited)         (Unaudited)     (Unaudited)      (Unaudited)
                                                                ---------           ---------       ---------       ----------
Cash flows from operating activities:
  Net income (loss)                                             $   10,334         $(458,895)      $ 110,704        $(778,147)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Income taxes                                                  -                 -              -                 -
        Depreciation and amortization                              256,026           372,842         500,907          738,927
        Provision for Bad Debts                                     51,700            80,872          74,100           71,353
        (Increase) decrease  in accounts receivable               (274,567)          (70,618)       (648,274)        (279,079)
        Loss on disposition of equipment                               494              -              4,871            2,770
        (Increase) decrease in prepaid
           expenses and other current assets                       108,773            16,093          54,873           82,985
        Increase (decrease) in accounts payable                    354,852           169,072         419,360          340,405
        Increase (decrease)  in accrued radiologist fees            37,913           118,882          93,296           72,855
        Increase (decrease) in other accrued expenses              (35,507)          (93,172)         (7,614)         (26,524)
        Decrease in deferred lease payments                        (10,339)          (14,251)         55,586          (29,695)
                                                                ----------         ---------       ---------        ---------

        Net cash provided (used) by operating activities           364,951           120,825         523,081          195,850
                                                                ----------         ---------       ---------        ---------
Cash flows provided (used) by investing activities:
  Purchases of property and equipment                             (273,095)          (78,841)       (292,022)        (217,288)
  Increase in deposits                                             (11,359)             (200)        (11,359)            (819)
  Increase in organization & start-up costs                       (134,728)           (3,403)       (134,728)         (66,588)
                                                                ----------         ---------       ---------        ---------

        Net cash used by investing activities                     (273,095)          (82,444)       (292,022)        (284,695)
Cash flows provided (used) by financing activities:             ----------         ---------       ---------        ---------

  Increase in line of credit                                        60,000           178,100         101,000          230,836
  Proceeds from long-term borrowings                                  -              150,000           -              150,000
  Repayment of long-term borrowings                                (24,985)          (18,637)        (48,182)         (38,250)
  Proceeds of borrowing from related parties                        (2,328)             -             16,255          125,000
  Repayment of borrowing from related parties                         -               (2,001)          -               (6,167)
  Proceeds from other notes payable                                   -                 -              -              205,000
  Repayment of other notes payable                                  (4,644)          (93,165)         (8,000)        (142,212)
  Principal payments under capital lease obligations              (138,379)         (331,773)       (275,187)        (466,823)
                                                                ----------         ---------       ---------        ---------

        Net cash used by financing activities                     (121,695)         (117,476)       (225,473)          57,384
                                                                ----------         ---------       ---------        ---------

Net increase (decrease) in cash                                    (29,839)          (79,095)          5,586          (31,461)

Cash  at beginning of period                                       163,519           151,969         128,094          104,335
                                                                ----------         ---------       ---------        ---------

Cash at end of period                                           $  133,680         $  72,874      $  133,680        $  72,874
                                                                ==========         =========       =========        =========

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

See Accompanying Notes.                                              (continued)





                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Three months      Three months     Six months        Six months
                                                                  ended              ended          ended              ended
                                                                 June 30,           June 30,       June 30,           June 30,
                                                                  1996               1997            1996               1997
                                                              (Unaudited)         (Unaudited)     (Unaudited)      (Unaudited)
                                                               ---------           ---------       ---------       ---------
Supplemental disclosure of cash
  flow information - Interest paid                           $    134,000      $      251,330     $    220,000     $    402,287
                                                               ==========        ============     ============     ============

         Stock issued as satisfaction for trade              $       -         $      175,520     $       -        $    175,520
           creditor debt                                       ==========        ============     ============     ============

         Stock issued for equipment acquisition              $       -         $       20,000     $       -        $    20,000
                                                               ==========        ============     ============     ============

         Stock issued as satisfaction of related             $       -         $      275,604     $       -        $   275,604
           party debt                                          ==========        ============     ============     ============

         Stock issued in exchange for marketable             $       -         $    1,800,000     $       -        $  1,800,000
           securities                                          ==========        ============     ============     ============

          Asset added under capital lease                    $     66,214      $       68,925     $    689,337     $    265,580
                                                               ==========        ============     ============     ============

         Note received for pre-opening costs                 $        -        $        -         $     77,904     $      -
                                                               ==========        ============     ============     ============


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

           MARKETABLE SECURITIES

           Marketable Securities- Marketable securities (classified as securities available for sale) are stated at fair value based on an average quoted market value. The Company acquired on June 27, 1997, 127,773 shares of common stock (net of 14,197 shares given in payment of commission) of Equisure, Inc. (American Stock Exchange:
           EQE) from an investment trust in exchange for its own common stock. The trust retains the right to buy back its shares during the course of the one year agreement at the stated value of $20 per share.
           There is an agreement in place with the trust that in the event the market value of the shares go down, additional shares will be issued to effectively eliminate the market risk. The exchange of shares may be made quarterly though out the term of the agreement. Management intends to utilize the securities to secure borrowings and intends to sell the shares upon completion of the agreement term.

           Equisure, Inc. is a reinsurance company with shares outstanding of approximately 11,000,000 with a public float of approximately 6,000,000 shares. Information taken from Equisure, Inc. audited financial statements as of December 31, 1996, indicated: total assets of approximately $76,692,000; shareholder equity of $37,031,000; 1996 revenues of $13,265,000; and earnings per share of $0.42. The financial statements contained an unqualified opinion by the independent accountants. Based on the unaudited financial statements for the quarter ending March 31, 1997 the financial position did not change materially.

           On August 4, 1997 the AMEX called a halt to trading EQE shares on the AMEX. In its own investigation the Company has not received any information to indicate there has been a permanent impairment of the securities' valuation. However, as of August 4, 1997 the fair value of the securities is uncertain.



           OPERATIONAL MATTERS AND LIQUIDITY

           The Company has a net loss for the quarter ending June 30, 1997 of $458,895 and at June 30, 1997 has a working capital deficiency of approximately $614,000. Prior to June 27, 1997 (the effective date of the security transaction described under Marketable Securities), the working capital deficiency approximated $2,414,000.
           Collectively, these factors have resulted in late lease payments which have payment acceleration provisions. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon either the Company's ability to succeed in its future operations or its ability to obtain additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for the second quarter of 1997 and its plan to improve future results.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



           The Company attributes the loss in the second quarter primarily to the effect the losses from its new start up facilities had on the
           Company: Orange Park in its second full year of operation incurred a second quarter loss of $61,000 and Riverside (opened July of 1996) had a loss of $188,000, and a combined one time write-down of approximately $100,000 experienced by the Companies two older centers from a discontinued capitation contract (replaced by a fee for service contract). Due to the expansion and growth the Company's working capital has decreased to the extent that the Company has fallen behind in meeting its lease and vendor obligations. Most of the vendors have been cooperative by allowing extended terms. The Company has received from its major lessor a waiver of default based on the Company adhering to a workout schedule which will bring the leases to current status by December, 1997. Other lessors have also been cooperative with extended terms. The Company believes as the increase in revenues for start ups continues and certain cost cutting measures (estimated unaudited annual savings approximately $134,000) take effect that the Company will return to a profitable position though no absolute assurances can be given.


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


(3)        LEGAL ACTION

           In December of 1995, the physician group terminated its contract for reading service with the Brandon and SunPoint centers and in February of 1996, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The physician group sought payment for services rendered (approximately $178,000) and lost profits (approximately $850,000). In February of 1997, the court denied the claim for lost profits and entered an award in favor of the physician group relating to services rendered. The company substantially reserved for the claim for services and satisfied the judgement in February of 1997 by obtaining financing for approximately $205,000 from its accounts receivable lender (balance due by August, 1997). Subsequently, a motion by the physicians for a rehearing was denied. The physicians filed a notice of appeal for the lost profits claim in April, 1997. A motion by the physicians for costs relating to the lawsuit (approximating $10,000) was awarded by the Court to the physicians and was paid by the Company.

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


(4)        EXCHANGE AGREEMENT

           On June 27, the Company exchanged 1,459,188 shares of restricted Company Common Stock with Sud Afric Suisse Trustees (a foreign trust) in exchange for 127,773 common shares of Equisure, Inc. Common Stock (net of 14,197 shares given in payment of commission). The exchange was valued at $2,000,000 less a ten percent commission paid in Equisure, Inc. shares by the Company. The shares of Company Common stock were issued by the Company pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Sud Afric Suisse Trustees purchased the Company's Common Stock subject to the restriction that the "Purchaser" is precluded from offering and selling to U.S. persons or the account or benefit of a U.S. person, for a period of forty (40) days commencing with the date of the exchange. The Exchange Agreement includes repurchase options in favor of the Commpany and Sud Afric Suisse Trustees which are exercisable during the first year after June 27, 1997 prusuant to which the Company and Sud Afric Suisse Trustees retain the right to re-purchase their respective shares. The shares may be repurchased at the stated values of $1.6125 and $20.00 per share by the Company and Sud Afric Suisse Trustees, respectively.


(5)        SUBSEQUENT EVENT

           On August 18, 1997 the Company was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's securities would be de-listed from the Nasdaq Small Cap Market (SM) effective with the close of business on August 18, 1997. The Company had previously announced it was in discussions with Nasdaq concerning the Nasdaq listing requirements and the Company's capital surplus. Nasdaq took this action as a result of the Equisure, Inc. shares carried on the Company's balance sheet and the uncertainty created by the action taken by the American Stock Exchange on August 4, 1997 to call an indefinite halt to trading Equisure, Inc. securities on the AMEX. The Company is currently evaluating its position in light of this decision by Nasdaq.

ITEM- 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the six months ended June 30, 1997 were $5,189,235 compared to $4,483,135 for the same period in 1996, representing a 16% increase. The increase is primarily attributable to an increase in the volume of procedures performed. The Company generated net revenues of $473,000 in the first half of 1997 as a result of the addition of the National Diagnostics/Riverside ("Riverside").

Direct operating expenses for the six months ended June 30, 1997 were $2,895,834 compared to $2,192,411 for the same period in 1996, representing a 32% increase. Approximately 46% of the increase in direct costs is directly attributable to the addition of Riverside. The balance of the increase is the result of higher medical supply costs experienced in each center, maintenance contracts and repair costs in the Company's most mature and productive center, and higher reading fee costs experienced in the National Diagnostics/Orange Park, Inc. ("Orange Park") facility. Management believes it can obtain more favorable medical supply costs if working capital were sufficient to meet vendor terms.

General and administrative expenses for the six months ended June 30, 1997 were $1,980,128 compared to $1,012,833 for the same period in 1996, representing a 31% increase. The increase is primarily attributable to the addition of the Riverside facility and additional personnel costs. Personnel were added in response to the increase volume of procedures performed overall and the expansion of facilities.

The 47% increase in depreciation and amortization costs for the first six months of 1997 over that for the same period in the preceding year is primarily attributable to the additional equipment acquired for the Riverside facility and the nearly fully amortized start-up costs of Riverside (approximately $54,000 in first six months).

The increased revenues over the revenues experienced in the same period in 1996 were offset by the 34% increase in operating expenses resulting in a net loss of $270,666 and $425,654 for the quarter ending and six month period ending June 30, 1997, respectively. Net revenues for the Brandon Diagnostic Center ("Brandon"), the Company's most mature center, were down by one half percent after a one time write down of approximately $60,000 for a terminated capitation contract. The contract has been replaced with fee for service contracts which the Company feels will allow for a more timely realization of receipts. The slight decline in revenue coupled with increased costs for maintenance contracts and medical supplies resulted in a second quarter profit of $31,000 compared to $181,000 in the same quarter of 1996. Sunpoint Diagnostic Center ("Sunpoint") experienced a net loss of approximately $22,000 on revenues of $332,000 compared to a net loss of $18,000 on revenues of $311,000 in the same quarter of 1996. This resulted primarily from a one time writedown of approximately $38,000 for a terminated capitation contract. The contract has been replaced with fee for service contracts which the Company feels will allow for a more timely realization of receipts. Also, Sunpoint experienced an increase in equipment repair costs and personnel costs. Orange Park experienced a loss of $61,000 on revenues of $876,000 for the quarter ending June 30, 1997 compared to a loss of $43,000 on revenues of $780,000 for the same quarter in 1996. This is the result of higher personnel costs due to the increased volume and higher reading fees. Riverside, which started up in the third quarter of 1996, experienced a $188,000 loss on revenues of $263,000 compared to a $195,000 loss on revenues of $211,000 in the preceding quarter. Management expects the Riverside facility to experience a positive ramp up after entering into a temporary six month contract (while a permanent contract is negotiated) for services with the University of Florida.

LIQUIDITY AND CAPITAL RESOURCES

Due to the rapid expansion of facilities and increase in additional personnel and related costs the Company has continued to experience difficulty in meeting timely its current obligation to its vendors and lessors. Throughout all but a few days of the 2nd quarter the Company had a working capital deficiency of more than $2,000,000. Due to late payments in the first quarter of 1997 the Company was in default of its capital leases. In April the Company received a conditional waiver of default from its major lessor. The conditional waiver of default from its major lessor contains a work out schedule where in all leases will be brought to a current status by December 31, 1997. The agreement was predicated upon the Company making a $200,000 payment toward arrearage by April 25, 1997. The Company paid the $200,000, a portion of which came out of proceeds from a second mortgage note given on its Sundance property and is currently in compliance with the work out agreement. The other lessors (approximately 17% of the total loans outstanding at June 30, 1997) have been cooperating with the Company, generally allowing not more than 60 days past due on lease payments. There is no assurance the Company will be successful in achieving these goals.

Capital expenditures, including capital lease obligations for the quarter ending June 30, 1997 approximated $151,000.

In February of 1997 the Company settled its litigation with its prior radiologists (see Item 3-Legal Proceedings). The settlement plus legal fees approximated $205,000. This amount was borrowed from DVI in 1997 at an interest rate of "base" plus 3% (at June 30, 1997 11.5%). The loan calls for 28 weekly payments of $7,500; the balance to be paid in full by August 29, 1997. The loan is secured by accounts receivable and is being paid out of current collections. The Company is current with its payments.

The Company has a $2,000,000 line of credit with DVI Business Credit Corporation ("DVI", a lender specializing in medical receivables). The lender has a first security interest on all accounts receivable. Interest is a prime plus 1.6%. At June 30, 1997 the line availability and loan balance approximated $300 and $1,224,881, respectively. At August 12, 1997 the line availability and loan balance approximated $300 and $1,147,000, respectively.

The Company issued 114,583 shares of common stock in satisfaction of trade creditor debt; 278,872 shares of common stock in satisfaction of related party debt; and 1,459,188 common shares in exchange for 127,773 shares of Equisure, Inc. common stock (American Stock Exchange: EQE). The transactions were intended to improve the operating and financial flexibility of the Company.

Contained in the exchange agreement with Sud Afric Suisse Trust is a provision that effectively eliminates any market risk with the exchanged shares. Quarterly, throughout the one year term of the agreement where there is a market drop in the value of the securities, additional shares will be exchanged wherein the market disparigy will be eliminated and returned to that which was in existence in the initial exchange. On August 4, 1997, the AMEX called a halt to the trading of EQE shares on the AMEX. In its own investigation the Company has not received any information to indicate there has been a permanent impairment of the asset. As of August 4, 1997, the fair value of the securities is uncertain.

On August 18, 1997 the Company was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's secutities would be de-listed from the Nasdaq effective with the close of business on August 18, 1997. The Company had previously announced it was in discussions with Nasdaq concerning the Nasdaq listing requirements and the Company's capital surplus. Nasdaq took this action as a result of the Equisure, Inc. shares carried on the Company's balance sheet and the uncertainty created by the action taken by the American Stock Exchange on August 4, 1997 to call an indefinite halt to trading Equisure, Inc. securities on the AMEX. The Company is currently evaluating its position in light of this decision by Nasdaq.

In the quarter ending June 30, 1997 the company decreased its cash by approximately $79,000. Operations contributed $121,000 of the total increases. Purchases of equipment and a minor increase in other assets contributed $82,000 to the cash reduction. Financing activities used $117,000. Equipment acquired through capital leasing approximated $69,000.

In May of 1997, the Company entered into a Consulting Agreement with Capital Access Bureau, Inc. ("CABI") for investor and public relations services. CABI will receive as compensation $350,000 recognizable and payable over the one year term of the agreement in common shares of the Company. The Company will also issue six incentive stepped options of 75,000 shares each step beginning at $1.50 per share which approximates the value of the stock at date of grant and stepped in fifty cent increments. CABI agrees to execute any in the money options quarterly throughout the term of the agreement. If the Company stock were to reach a level of $4.00 per share within the term of the agreement, this wold bring in approximately $1,237,000 to the Company.

The Company intends to curtail further external expansion (new start-ups or acquisitions) until the Company's current new start-ups achieve acceptable levels of operation, and/or the Company achieves additional capital infusion. The Company is currently considering different alternatives which includes but are not limited to capital infusion and/or merger or sale of the Company.

The Company entered into a temporary six-month contract that is expected to accelerate the ramp up of its newest start-up facility. The contract could result in an estimated increase in net revenues of approximately $500,000 to $800,000. As a result of the Company acquiring $1.8 million in securities, increasing revenues coupled with an accelerated ramp up of its newest start-ups in 1995 and 1996, satisfaction of its property and equipment needs for current operations, and if the Company's vendors and lessors continue to allow a grace period of sixty to ninety days, the Company believes that its presently anticipated short-term needs for operation, capital repayments and capital expenditures for its current operations can be satisfied through internally generated funds, existing credit facilities with DVI, and funds obtained by leveraging its securities. The Company feels that its ability in the short-term to improve its working capital is reasonably attainable. However, the Company is currently discussing capital infusion alternatives which may consist of selling additional stock. Should the above possibilities not materialize and to assure continued operations the Company is prepared to sell off certain assets that have not yet matured sufficiently to allow a positive return. There is no assurance that these short-term needs can be met.

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


PART II.                       OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

In December of 1995, the physician group terminated its contract for reading service with the Brandon and SunPoint centers and in February of 1996, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The physician group sought payment for services rendered (approximately $178,000) and lost profits (approximately $850,000). In February of 1997, the court denied the claim for lost profits and entered an award in favor of the physician group relating to services rendered. The company substantially reserved for the claim for services and satisfied the judgement in February of 1997 by obtaining financing for approximately $205,000 from its accounts receivable lender (balance due by August, 1997). Subsequently, a motion by the physicians for a rehearing was denied. The physicians filed a notice of appeal for the lost profits claim in April, 1997. A motion by the physicians for costs relating to the lawsuit (approximating $10,000) was awarded by the Court and paid by the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

        10.43 Exchange Agreement, dated June 27, 1997 by and between National Diagnostics, Inc. and Sudafric Suisse Trustees (Exhibit 10.43 to the Company's Form 8-K dated July 22, 1997 is incorporated by reference herein).

        10.44 Professional Services Agreement, dated May 15, 1997 by and between National Diagnostics, Inc. and University of Florida, for and on behalf of the Board of Regents of the State of Florida, for the Benefit of the Department of Radiology/UFHSCJ, College of Medicine, University of Florida.

        10.45 Consulting Agreement, dated May 27, 1997 by and between National Diagnostics, Inc. and Capital Access Bureau, Inc.

        10.46 Funding Agreement, dated May 27, 1997, by and between National Diagnostics, Inc. and Capital Access Bureau, Inc.

        10.47 Professional Services Agreement dated August 1, 1997 by and between National Diagnostics, Inc. and Nancy C. Lawhon, M.D., P.C.

        27      Financial Data Schedule (for SEC use only).


        (b)     Reports on Form 8-K

                The Company filed on July 22, 1997, a Form 8-K indicating the private placement with Sud Afric Suisse Trust in exchange for Equisure, Inc. Common Shares valued at $1.8 million and debt to equity conversions approximating $471 thousand.

                The following financial statements were filed in the Form 8-K:

                Condensed consolidated balance sheet as of March 31, (historical and proforma) and May 31, 1997 (proforma).

                Condensed consolidated statements of operations for year ended December 31, 1996 and May 31, 1997 (proforma).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 19, 1997


        NATIONAL DIAGNOSTICS, INC.



        /s/ Jugal K. Tanega
        -------------------------------------
        Jugal K. Tanega
        Chairman and Chief Executive Officer



        /s/ Dennis C. Hult
        -------------------------------------
        Dennis C. Hult
        Comptroller


                                                   NATIONAL DIAGNOSTICS, INC.

                                                  EXHIBIT INDEX TO FORM 10-QSB

Exhibit
Number                                             Description of Document
------                                             -----------------------

10.43      Exchange Agreement, dated June 27, 1997 by and between National
           Diagnostics, Inc. and Sudafric Suisse Trustees (Exhibit 10.43 to the
           Company's Form 8-K dated July 22, 1997 is incorporated by reference herein).

10.44      Professional Services Agreement, dated May 15, 1997 by and between National
           Diagnostics, Inc. and University of Florida, for and on behalf of the Board of Regents of the State of Florida, for the Benefit of the Department of Radiology/UFHSCJ,
           College of Medicine, University of Florida.

10.45      Consulting Agreement, dated May 27, 1997 by and between National Diagnostics,
            Inc. and Capital Access Bureau, Inc.

10.46      Funding Agreement dated May 27, 1997 by and between National Diagnostics, Inc.
           and Capital Access Bureau, Inc.

10.47      Professional Services Agreement dated August 1, 1997 by and between National
            Diagnostics, Inc. and Nancy C. Lawhon, M.D., P.C.

27         Financial Data Schedule (for SEC use only).

(b)        Reports on Form 8-K.

           The Company filed on July 22, 1997, a Form 8-K indicating the private placement with Sud Afric Suisse Trust in exchange for Equisure, Inc. Common Shares valued at $1.8 million and debt to equity conversions approximating $471 thousand.

           The following financial statements were filed in the Form 8-K:

           Condensed consolidated balance sheet as of March 31, (historical and proforma) and May 31, 1997 (proforma).

           Condensed consolidated statements of operations for year ended
           December 31, 1996 and May 31, 1997 (proforma).
