Form 10QSB
period 1997-09-30
NATIONAL DIAGNOSTICS INC
filed 1997-11-14
CIK 925894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-24696


                           NATIONAL DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


         Florida                                        59-3248917
         -------                           (I.R.S. Employer Identification No.)
(State or other jurisdiction of
incorporation or organization)

755 West Brandon Blvd., Brandon, Florida                     33511
----------------------------------------                     -----
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, including area code:        (813) 661-9501

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

Class:  Common Stock, No Par Value           Outstanding at November 12, 1997:  3,093,430

Transitional Small Business Disclosure Format (check one)    YES [ ]    NO [X]

                           NATIONAL DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB


                                                                      Page
                                                                     Number
                                                                     ------
PART I.    FINANCIAL STATEMENTS


Item 1.    Financial Statements


           Condensed Consolidated Balance Sheets at
                December 31, 1996 and September 30, 1997                3


           Condensed Consolidated Statements of Operations
                for the three and nine months ended September 30,
                1996 and 1997                                           5


           Condensed Consolidated Statements of Cash Flows
                for the three and nine months ended September 30,
                1996 and 1997                                           6


           Notes to Condensed Consolidated Financial Statements         8


Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    10



PART II.   OTHER INFORMATION


Item 2.    Legal Proceedings                                           13

Item 6.    Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                             14

ITEM - 1

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                September 30,
                                                              December 31,           1997
                                                                 1996            (Unaudited)
                                                             -------------      -------------
Current assets:
  Cash                                                       $     104,335      $      39,325
  Accounts receivable, net of allowance of $664,402 in
     1996 and $739,106 in 1997                                   2,131,284          2,360,262
Due from related party                                               -                 23,819
Prepaid expenses and other current assets                          220,864            155,075
                                                             -------------      -------------


             Total current assets                                2,456,483          2,578,481
                                                             -------------      -------------

Property and equipment                                           9,481,198          9,989,183
  Less:  accumulated depreciation and
     amortization                                               (3,264,655)        (4,258,732)
                                                             -------------      -------------

              Net property and equipment                         6,216,543          5,730,451
                                                             -------------      -------------

Other assets:
     Excess of purchase price over net assets
     acquired, net of accumulated amortization
     of $61,274 in 1996 and $79,631 in 1997                        428,187            409,830
  Organization and start-up costs, net                              47,444             35,592
  Deposits                                                          51,020             55,409
                                                             -------------      -------------

              Total other assets                                   526,651            500,831
                                                             -------------      -------------



                                                             $   9,199,677      $   8,809,763
                                                             =============      =============

See Accompanying Notes.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         September 30,
                                                         December 31,       1997
                                                            1996         (Unaudited)
                                                         ------------    -------------
Current liabilities:
  Lines of credit                                        $   993,818     $ 1,242,546
  Note payable                                                 4,294               -
  Note due related party                                      99,882          66,075
  Current installments of long-term debt                     105,410         210,000
  Current installments of obligations under
     capital leases                                        1,103,952       1,417,000
  Accounts payable                                         1,080,236       1,485,200
  Accrued radiologist fees                                   489,785         515,514
  Accrued expenses other                                     738,687         661,128
                                                         -----------     -----------

             Total current liabilities                     4,616,064       5,597,463

Long-term liabilities:
  Long-term debt, excluding current installments             619,227         600,082
  Obligations under capital leases, excluding
     current installments                                  3,454,456       2,752,579
  Deferred lease payments                                    236,912         190,580
                                                         -----------     -----------

             Total liabilities                             8,926,659       9,140,704
                                                         -----------     -----------

Stockholders' equity:
  Preferred stock, no par value, 1,000,000
     shares authorized, no shares issued
     and outstanding                                               -               -
  Common stock, no par value, 9,000,000 shares
     authorized, 2,539,629 and 3,093,430 shares
     issued and outstanding in 1996 and 1997                     686             779
  Additional paid-in capital                               2,320,497       2,899,138
  Retained earnings (accumulated deficit)                 (2,048,165)     (3,230,858)
                                                         -----------      ----------

             Net stockholders' equity (deficit)              273,018        (330,941)
                                                         ===========      ==========

                                                         $ 9,199,677      $8,809,763
                                                         ===========      ==========


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three months      Three months      Nine months       Nine months
                                                     ended              ended            ended             ended
                                                  September 30,     September 30,     September 30,     September 30,
                                                     1996               1997             1996              1997
                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                  -----------       -----------       -----------       -----------
Revenue, net                                      $ 2,123,105       $ 2,535,390       $ 6,606,240       $ 7,724,625
                                                  -----------       -----------       -----------       -----------
Operating expenses:
  Direct operating expenses                         1,211,186         1,256,417         3,403,597         4,152,251
  General and administrative                          981,830         1,186,388         2,488,178         3,166,349
  Depreciation and amortization                       353,747           350,260           854,654         1,089,187
                                                  -----------       -----------       -----------       -----------

             Total operating expenses               2,546,763         2,793,065         6,746,429         8,407,787
                                                  -----------       -----------       -----------       -----------

             Operating income (loss)                 (423,658)         (257,675)         (140,189)         (683,162)

Interest expense                                      150,854           153,962           364,784           512,236
Other income                                            1,938             7,094            43,563            12,875
                                                  -----------       -----------       -----------       -----------

Income (loss) before income taxes                    (572,574)         (404,543)         (461,410)       (1,182,523)

Income taxes                                               --                --                --                --
                                                  -----------       -----------       -----------       -----------

             Net income (loss)                    $  (572,574)      $  (404,543)      $  (461,410)      $(1,182,523)
                                                  ===========       ===========       ===========       ===========


Net income (loss) per
  common share                                    $      (.22)      $      (.10)      $      (.18)             (.37)
                                                  -----------       -----------       -----------       -----------

Weighted average number of common
  shares outstanding                                2,598,077        *4,182,828         2,563,282         3,180,942
                                                  -----------       -----------       -----------       -----------

   * Note:  1,800,000 shares were re-acquired seventy one days into the quarter.


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three months    Three months   Nine months     Nine months
                                                           ended           ended          ended            ended
                                                        September 30,   September 30,  September 30,   September 30,
                                                             1996           1997           1996            1997
                                                         (Unaudited)     (Unaudited)   (Unaudited)     (Unaudited)
                                                        -------------   -------------  -------------   -------------
Cash flows from operating activities:
 Net income (loss)                                       $(572,114)      $(404,543)      $(461,410)      $(1,182,523)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Income taxes                                                 --              --              --                --
   Depreciation and amortization                           346,114         350,260         847,021         1,089,187
   Provision for Bad Debts                                  (3,283)          3,351          70,817            74,704
   (Increase) decrease  in accounts receivable              (4,149)        (24,603)       (652,423)         (303,682)
   Loss on disposition of equipment                            346           5,260           5,217             7,863
   (Increase) decrease in prepaid
     expenses and other current assets                      10,935         (16,743)         65,808            66,242
   Increase (decrease) in accounts payable                 (32,265)        245,427         387,095           585,832
   Increase (decrease)  in accrued radiologist fees          3,556         (47,126)         96,852            25,729
   Increase (decrease) in other accrued expenses            72,958         132,929          65,344           106,405
   Increase (decrease) in due to related parties           107,282              --         107,282                --
   Increase (decrease) in deferred lease payments          (15,343)        (16,637)         40,243           (46,332)
   Value of warrants issued for services rendered            8,000              --           8,000                --
                                                         ---------        ---------      ---------       -----------

   Net cash provided (used) by operating activities        (77,963)        227,575         579,846           423,425
                                                         ---------       ---------       ---------       -----------

Cash flows provided (used) by investing activities:
 Purchases of property and equipment                      (282,112)         (7,887)       (574,134)         (225,175)
 Increase in deposits                                        3,820          (7,146)         (7,539)           (7,965)
 Increase in organization & start-up costs                      --              --        (134,728)          (66,588)
                                                         ---------       ---------       ---------       -----------

   Net cash used by investing activities                  (278,292)        (15,033)       (716,401)         (299,728)
                                                         ---------       ---------       ---------       -----------

Cash flows provided (used) by financing activities:
 Increase in line of credit                                384,597          17,892         485,597           248,728
 Proceeds from long-term borrowings                             --              --              --           150,000
 Repayment of long-term borrowings                          (5,162)        (26,305)        (53,344)          (64,555)
 Proceeds of borrowing from related parties                     --              --          16,255           125,000
 Repayment  of borrowings from related parties              (7,871)        (61,000)         (7,871)          (67,167)
 Proceeds from other notes payable                              --              --              --           205,000
 Repayment from other notes payable                             --         (67,082)         (8,000)         (209,294)
 Principal payments under capital lease obligations       (138,117)       (187,586)       (413,304)         (654,409)
 Proceeds from issuance of common stock net                149,475          77,990         149,475            77,990
                                                         ---------       ---------       ---------       -----------

   Net cash provided (used) by financing activities        382,922        (246,091)        168,808          (188,707)
                                                         ---------       ---------       ---------       -----------

Net increase (decrease) in cash                             26,667         (33,549)         32,253           (65,010)
Cash  at beginning of period                               133,680          72,874         128,094           104,335
                                                         ---------       ---------       ---------       -----------

Cash at end of period                                    $ 160,347       $  39,325       $ 160,347       $    39,325
                                                         =========       =========       =========       ===========


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Three months     Three months   Nine months    Nine months
                                                                  ended            ended          ended         ended
                                                              September 30,    September 30,  September 30,  September 30,
                                                                  1996             1997           1996           1997
                                                               (Unaudited)      (Unaudited)    (Unaudited)   (Unaudited)

Supplemental disclosure of cash
  flow information - Interest paid                              $  102,000     $   131,200     $  322,000    $   533,500
                                                                 =========       =========      =========      =========

     Stock issued as satisfaction for trade creditor  debt      $        -     $    29,620     $        -    $   205,140
                                                                 =========       =========      =========      =========

     Stock issued for equipment acquisition                     $        -     $         -     $        -    $    20,000
                                                                 =========       =========      =========      =========

     Stock issued as satisfaction of related party debt         $        -     $         -     $   67,299    $   275,604
                                                                 =========       =========      =========      =========

     Stock issued in exchange for marketable securities         $        -     $         -     $        -    $ 1,800,000
                                                                 =========       =========      =========      =========

     Stock exchange for marketable securities rescinded         $        -     $(1,800,000)    $        -    $(1,800,000)
                                                                 =========       =========      =========      =========

     Asset added under capital lease                            $1,331,285     $         -     $2,020,622    $   265,580
                                                                 =========       =========      =========      =========

     Note received for pre-opening costs                        $        -     $         -     $   77,904    $
                                                                 =========       =========      =========      =========

     Note received on disposal of equipment                     $        -     $         -     $    9,770    $
                                                                 =========       =========      =========      =========



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


MARKETABLE SECURITIES

The Company on June 27, 1997 acquired 127,773 shares of common stock (net of 14,197 shares given in payment of commission) of Equisure, Inc. (American Stock
Exchange: EQE) from an investment trust in exchange for its own common stock. There was an agreement in place with the trust that in the event the market value of the shares would go down, additional shares would be issued to effectively eliminate the market risk. On August 4, 1997 the AMEX called a halt to trading EQE shares on the AMEX. On September 9, 1997 the Company and the trust agreed to rescind the transaction in its entirety.


OPERATIONAL MATTERS AND LIQUIDITY

The Company has a net loss for the quarter ending September 30, 1997 of $404,543 and at September 30, 1997 has a working capital deficiency of approximately $3,019,000. Collectively, these factors have resulted in late lease payments which have payment acceleration provisions. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon either the Company's ability to succeed in its future operations or its ability to obtain additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for the third quarter of 1997 and its plan to improve future results.

The Company attributes the loss in the third quarter primarily to the effect the losses from its new start up facilities had on the Company: Orange Park in its second full year of operation incurred a third quarter loss of $147,000 and Riverside (opened July of 1996) had a loss of $126,000. Due to the expansion and growth the Company's working capital has decreased to the extent that the Company has fallen behind in meeting its lease and vendor obligations. Most of the vendors have been

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



cooperative by allowing extended terms. The Company has received from its major lessor a waiver of default based on the Company adhering to a workout schedule which will bring the leases to current status by December, 1997. Other lessors have also been cooperative with extended terms. The Company believes as the increase in revenues for start ups continues and certain cost cutting measures (estimated unaudited annual savings approximately $298,000) take effect that the Company will return to a profitable position though no absolute assurances can be given.

(2)     NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued Statement of Financial Accounting Standards No. 128. Earnings Per Share, which is effective for financial statements issued after December 15,1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.


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

The company in prior years substantially reserved for the claim for services and satisfied the judgement in February of 1997 by obtaining financing (which has been repaid) for approximately $205,000 from its accounts receivable lender. Subsequently, a motion by the physicians for a rehearing was denied. The physicians filed a notice of appeal for the lost profits claim in April, 1997, which is currently pending.


(4)    MARKET DE-LISTING

On August 18, 1997 the Company was de-listed by the Nasdaq Stock Market, Inc. ("Nasdaq") from the Nasdaq Small Cap Market due to the Company no longer meeting the listing requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the nine months ended September 30, 1997 were $7,725,000 compared to $6,606,000 for the same period in 1996, representing a 17% increase. The increase is primarily attributable to an increase in the volume of procedures performed. The Company generated net revenues of $776,000 in the first three quarters of 1997 as a result of the addition of the National Diagnostics/Riverside ("Riverside").

Direct operating expenses for the nine months ended September 30, 1997 were $4,152,000 compared to $3,404,000 for the same period in 1996, representing a 22% increase. Approximately 54% of the increase in direct costs is directly attributable to the addition of Riverside. The balance of the increase is the result of higher medical supply costs experienced in each center, maintenance contracts and repair costs in the Company's most mature and productive center, and higher reading fee costs experienced in three of the four facilities. Management believes it can obtain more favorable medical supply costs if working capital were sufficient to meet vendor terms.

General and administrative expenses for the nine months ended September 30, 1997 were $3,166,000 compared to $2,488,000 for the same period in 1996, representing a 27% increase. The increase is primarily attributable to the addition of the Riverside facility and additional personnel costs. Personnel were added in response to the increase volume of procedures performed overall and the expansion of facilities.

The 27% increase in depreciation and amortization costs for the first nine months of 1997 over that for the same period in the preceding year is primarily attributable to the additional equipment acquired for the Riverside facility and the fully amortized start-up costs of Riverside (approximately $54,000 in first nine months).

The increased revenues over the revenues experienced in the same period in 1996 were offset by the 25% increase in operating expenses resulting in a net loss of $405,000 and $1,183,000 for the quarter ending and nine month period ending September 30, 1997, respectively. Year to date revenues for the Brandon Diagnostic Center ("Brandon"), the Company's most mature center, were down by four percent after a one time write down in the second quarter of approximately $60,000 for a terminated capitation contract. The contract has been replaced with fee for service contracts which the Company feels will allow for a more timely realization of receipts. The slight decline in revenue coupled with increased costs for maintenance contracts and medical supplies resulted in a third quarter profit of $116,000 compared to $174,000 in the same quarter of 1996. Sunpoint Diagnostic Center ("Sunpoint") experienced a net loss in the third quarter of approximately $17,000 on revenues of $375,000 compared to a net loss of $23,000 on revenues of $292,000 in the same quarter of 1996. This resulted primarily from an increase in personnel costs. Orange Park experienced a loss of $147,000 on revenues of $698,000 for the quarter ending September 30, 1997 compared to a loss of $294,000 on revenues of $542,000 for the same quarter in 1996. This is the result of the increased volume. Riverside, which started up in the third quarter of 1996, experienced a $126,000 loss on revenues of $303,000 compared to a $262,000 loss on revenues of $77,000 for the same quarter in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Due to the rapid expansion of facilities and increase in additional personnel and related costs the Company has continued to experience difficulty in meeting timely its current obligation to its vendors and lessors. At September 30, 1997, the Company had a working capital deficiency of more than $3,000,000. Due to late payments in the first quarter of 1997 the Company was in default of its capital leases. In April the Company received a conditional waiver of default from its major lessor. The conditional waiver of default from its major lessor contains a work out schedule where in all leases will be brought to a current status by December 31, 1997. The Company is currently in compliance with the work out agreement. The other lessors (approximately 17% of the total loans outstanding at September 30, 1997) have been cooperating with the Company, generally allowing not more than 60 days past due on lease payments. There is no assurance the Company will be successful in achieving these goals.

Capital expenditures for the quarter ending September 30, 1997 approximated $15,000.

In February of 1997 the Company settled its litigation with its prior radiologists (see Item 2-Legal Proceedings). The settlement plus legal fees approximated $205,000. This amount was borrowed from DVI in 1997, the balance to be paid in full by August 29, 1997. The Company has satisfied the loan.

The Company refinanced its $2,000,000 line of credit with HealthCare Financial Partners Funding, Inc. ("HFCP"), a lender specializing in medical receivables. The lender has a first security interest on all accounts receivable. Interest is at prime plus 2%. At September 30, 1997 the line availability and loan balance approximated $14,000 and $1,243,000, respectively. After refinancing, the loan balance on November 12, 1997 approximated $1,477,000 with an additional side loan of $235,000. The loan balance on the line at November 12, 1997 was over advanced by approximately $230,000; which the Company is satisfying with current charges and collections in accordance with a verbal agreement with the lender.

The Company issued 19,398 shares of common stock in satisfaction of trade creditor debt. In August of 1997, 52,000 warrants were exercised at a strike price of $1.50 per share. The remaining unexercised warrants (approximately 85,000) expired September 19, 1997. On August 4, 1997, the AMEX called a halt to the trading of EQE shares on the AMEX. On September 9, 1997 the Company, in agreement with the trust, rescinded the stock exchange transaction in its entirety and returned the EQE shares for the Company's own 1,459,188 shares it had issued in the original exchange. The transactions are intended to improve the operating and financial flexibility of the Company.

On August 18, 1997 the Company was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's securities would be de-listed from the Nasdaq Small Cap Market (SM) effective with the close of business on August 18, 1997. The Company had previously announced it was in discussions with Nasdaq concerning the Nasdaq listing requirements and the Company's capital surplus. Nasdaq took this action as a result of the Company no longer meeting the listing requirements for continued listing.

In the quarter ending September 30, 1997 the company decreased its cash by approximately $34,000. Operations contributed $228,000 of the total increases. Purchases of equipment and a minor increase in other assets contributed $15,000 to the cash reduction. Financing activities used $246,000.

In May of 1997, the Company entered into a Consulting Agreement with Capital Access Bureau, Inc. ("CABI") for investor and public relations services. CABI was to receive as compensation $350,000 recognizable and payable over the one year term of the agreement in common shares of the Company. The Company was to also issue six incentive stepped options of 75,000 shares each step beginning at $1.50 per share (which approximates the value of stock at date of grant) and stepped in fifty cent increments. CABI agreed to execute any in the money options quarterly throughout the term of the agreement. The Company has ceased issuing additional stock to CABI and is currently negotiating a termination of the contract due to just cause. No loss provision has been recognized by the Company.

The Company intends to curtail further external expansion (new start-ups or acquisitions) until the Company's current new start-ups achieve acceptable levels of operation, and/or the Company achieves additional capital infusion. The Company is currently considering different alternatives which includes but are not limited to capital infusion and/or merger or sale of the Company.

The Company continues to obtain new provider contracts and realize increasing revenues from its new starts. Year to date revenues through September 30, 1997 have increased 17% over that realized for the same period of the preceding year. The Company continues to look for cost cutting measures. In the third quarter, the Company initiated steps to better utilize its human resources which will result in an annual savings of approximately $298,000. As a result of the Company increasing revenues, satisfaction of its property and equipment needs for current operations, and if the Company's vendors and lessors continue to allow a grace period of sixty to ninety days, the Company believes that its presently anticipated short-term needs for operation, capital repayments and capital expenditures for its current operations can be satisfied through internally generated funds and existing credit facilities with HCFP. The Company feels that its ability in the short-term to improve its working capital is reasonably attainable. However, the Company is currently discussing capital infusion alternatives which may consist of selling additional stock. Should the above possibilities not materialize and to assure continued operations the Company is prepared to sell off certain assets that have not yet matured sufficiently to allow a positive return. There is no assurance that these short-term needs can be met.

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

PART II.                     OTHER INFORMATION



ITEM 2.  LEGAL PROCEEDINGS

No significant change.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (a)      Exhibits

         10.48 Loan and Security Agreement, dated October 3, 1997 by and between National Diagnostics, Inc., SunPoint Diagnostic Center, Inc., National Diagnostics/Orange Park, Inc., National Diagnostics/Riverside, Inc., Alpha Associates, Inc., Alpha Acquisitions, Inc., Brandon Diagnostic Center, Ltd., and HealthCare Financial Partners Funding, Inc.

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


Date: November 14, 1997


      NATIONAL DIAGNOSTICS, INC.



      /s/Curtis L. Alliston
      -------------------------------------
      Curtis L. Alliston
      President and Chief Operating Officer



      /s/Dennis C. Hult
      -------------------------------------
      Dennis C. Hult
      Comptroller

                           NATIONAL DIAGNOSTICS, INC.

                          EXHIBIT INDEX TO FORM 10-QSB



Exhibit
Number                            Description of Document                                 Page
------                            -----------------------                                 ----

10.48    Loan and Security Agreement, dated October 3, 1997 by and between                 17
         National Diagnostics, Inc., SunPoint Diagnostic Center, Inc., National
         Diagnostics/Orange Park, Inc., National Diagnostics/Riverside, Inc.,
         Alpha Associates, Inc., Alpha Acquisitions, Inc., Brandon Diagnostic
         Center, Ltd., and HealthCare Financial Partners Funding, Inc.

27       Financial Data Schedule (for SEC use only)

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
