Form 10KSB
period 1997-12-31
NATIONAL DIAGNOSTICS INC
filed 1998-05-19
CIK 925894

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                             755 WEST BRANDON BLVD.
                             BRANDON, FLORIDA 33511
               (Address of principal executive offices) (Zip Code)

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

         Issuer's revenues for the fiscal year ended December 31, 1997 were $9,952,550.

         As of March 31, 1998, there were outstanding 8,880,000 shares of Common Stock, no par value. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price reported on the OTC Bulletin Board as of March 31, 1998 was $2,718,573.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                    FORM 10-K REFERENCE
---------                                                    -------------------



            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                             Yes [ ]           No [X]

                               Page 1 of 71 Pages

                           NATIONAL DIAGNOSTICS, INC.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                           PAGE NO.
                                                                                           --------
PART I
  Item 1  Description of Business...........................................................   3
  Item 2  Description of Property...........................................................  16
  Item 3  Legal Proceedings.................................................................  17
  Item 4  Submission of Matters to a Vote of Security Holders...............................  18

PART II
  Item 5  Market for Common Equity and Related Stockholder Matters..........................  18
  Item 6  Management's Discussion and Analysis or Plan of Operation.........................  19
  Item 7  Financial Statements..............................................................  25
  Item 8  Changes In and Disagreements with Accountants on Accounting and Financial
                  Disclosure................................................................  48

PART III
  Item 9  Directors, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act.........................................  49
  Item 10 Executive Compensation............................................................  50
  Item 11 Security Ownership of Certain Beneficial Owners and Management....................  51
  Item 12 Certain Relationships and Related Transactions....................................  52
  Item 13 Exhibits and Reports on Form 8-K..................................................  54

                                     PART I

ITEM 1 -- DESCRIPTION OF BUSINESS

GENERAL

         National Diagnostics, Inc., its wholly-owned subsidiaries, SunPoint Diagnostic Center, Inc. ("SunPoint"), National Diagnostics/Orange Park, Inc. ("Orange Park"), National Diagnostics/Riverside, Inc. ("Riverside"), Alpha Associates, Inc. ("Alpha Associates") and Alpha Acquisitions Corp. ("Alpha Acquisitions"), and Brandon Diagnostic Center, Ltd., a limited partnership of which Alpha Associates and Alpha Acquisitions are the general and limited partner, respectively, provide diagnostic imaging services through several outpatient centers located in the State of Florida. Sundance Partners (a wholly owned general partnership) owns the land and building associated with the outpatient center leased to Orange Park. (As used herein, the term "Company" refers to National Diagnostics, Inc., including its subsidiaries.) The Company's principal facility is located in Brandon, just east of Tampa. This facility accounted for 46% of the Company's net revenues in 1997. The SunPoint facility is located in Ruskin, Florida. The Company acquired, through its Orange Park subsidiary, substantially all of the assets of an existing mobile diagnostic imaging business in greater metropolitan Jacksonville in February, 1995. In August, 1995 the company opened in the Jacksonville area a third fixed site facility. In September, 1995 the Company expanded its mobile facilities by adding both a mobile MRI unit and mobile cardiology unit in the Jacksonville area. In July 1996, the Company opened its fourth fixed site facility with its Riverside facility in Jacksonville. This expansion from one facility to four was made financially possible by the Company's initial public offering in September, 1994 and other credit arrangements.

         The Company provides full service diagnostic imaging services to patients and physicians in a comfortable, service-oriented environment located outside of an institutional setting. Diagnostic imaging services provided include magnetic resonance imaging ("MRI"), computer tomography ("CT"), ultrasound, nuclear medicine, general radiology and fluoroscopy, neurodiagnostic testing, and mammography. The Company's diagnostic imaging procedures are performed by trained radiologic technologists and board certified radiologists. Medical services are provided at each facility by interpreting physicians, who are board certified radiologists and members of physician groups with whom the Company has entered into long-term contracts. The Company provides management, administrative, marketing and technical services, as well as equipment and facilities, to its interpreting physicians. The Company accepts Medicare, Medicaid, Worker's Compensation and most commercial insurance. The Company has contracted with many health maintenance organizations and preferred provider organizations. In 1996 and 1997, the Company's total net revenues were $8,877,000 and $9,942,000, respectively, reflecting approximately 52,000 and 60,000 respective diagnostic imaging procedures.

         The Company was incorporated in Florida in June of 1994. The Company's executive headquarters are located at 755 West Brandon Blvd., Brandon, Florida 33511, and its telephone number is (813) 661-9501.

         On February 23, 1998, the Company entered into a definitive "Merger Agreement", amended March 17, 1998, with American Enterprise Solutions, Inc. ("AES"). The Company filed Form 8-K on March 10, 1998 describing the merger transaction. Upon merger, the separate existence of AES will cease and National Diagnostics, Inc. being the surviving corporation, will change its name to American Enterprise Solutions, Inc.

         AES was founded in September, 1997, for the purpose of acquiring seasoned and profitable high growth firms with operations and facilities to create Community Healthcare Delivery Systems. These systems are designed to provide comprehensive delivery of all healthcare services while electronically interactively linking with AES's proprietary Internet/Intranet and virtual network gateways. The network can link all of the healthcare industry's trading partners, from patient/consumer/employees to the providers, payors, employers and government agencies.

         AES consists of businesses acquired in the first and second quarter of 1998 which complements AES' goal to create numerous Community Healthcare Enterprises (an organization that owns and operates a complete community wide healthcare delivery system). These businesses include: a multi specialty and primary care physician group; a behavioral and mental healthcare facility; a provider of referral management services for physician groups and insurance companies ; and a nationally known healthcare consulting firm specializing in corporate reengineering, business development and finance.

         On March 30, 1998, Mr. Charles Broes and Mr. Cardwell C. Nuckols, Ph.D., were appointed to the Company's Board of Directors. Mr. Broes and Dr. Nuckols are CEO and Executive Vice President of AES. On March 31, 1998, Mr. Broes and Dr. Nuckols were appointed as Officers of the Company in the capacity as CEO and Secretary, respectively.


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


THE COMPANY'S GROWTH STRATEGY

         Due to the recency of the pending merger between AES and the Company, the Company is not able to elicit the growth strategies for the numerous businesses that will be part of the merger with AES. The focus will be on the Company's Diagnostic Division as it is prior to the merger.

         The Company's strategy for growth involves increasing the revenues and profitability of its existing facilities, establishing and developing additional diagnostic imaging centers and acquiring existing imaging facilities in certain target markets, as well as expanding its existing operations to include mobile diagnostic imaging capabilities.

  Expansion of Existing Facilities.

         The Brandon facility is currently a full service imaging facility. In 1997, Brandon took delivery of a new non-surgical mammography biopsy unit to expand the services offered in its Center for Women.

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


  Center Development and New Center Acquisitions.

         The Company had deferred its external expansion in 1997, focusing more directly on the continuing effort to build efficiencies and profitability into existing new start ups. With the resources that will be available to the Company as a result of the merger with AES, the Company intends, subsequent to the merger, to embark on its external growth strategies in 1998. Due to the synergies which will be experienced with other businesses in the AES fold, new growth strategies will be developed which will include all other business merged into the Company.

         The Company's external growth strategy includes the development and/or acquisition of diagnostic imaging facilities in target areas identified by management initially in the State of Florida, with the potential for expansion to other regions in the United States where AES already has a presence. In seeking suitable locations for the development of new centers or the acquisition of existing centers, the Company will focus primarily on demographic studies and its analysis of local competition, physician referral patterns and imaging services supply and demand. Also, the Company will focus on its ability to either utilize the professional services of its existing interpreting physicians to interpret test results or affiliate with other qualified interpreting physicians.

         Installation and maintenance costs on equipment can be substantial, particularly with respect to MRI units. Consequently, new facilities initially will include most or all of the modalities offered by the existing Brandon facility, with the exception of MRI. MRI has historically accounted for approximately 20-30% of the Company's revenues. MRI procedures are expensive to perform and have historically generated high margins for the Company. Due to the significant capital expenditure required to install and maintain MRI equipment a minimum average number of procedures must be performed daily at each facility offering MRI to cover fixed costs associated with MRI equipment. As a result, the Company currently intends to perform all MRI procedures required by its facilities not offering MRI directly either at the Company's nearest full service facility or via a mobile MRI unit acquired by Orange Park. The Company expects to provide MRI services in this manner until such time as management determines that the demand for MRI procedures at a particular facility is at a level that will generate revenue sufficient to cover fixed costs associated with MRI equipment.

         The Company also believes that it can successfully acquire existing imaging centers. Acquisition opportunities that were tied to the enactment of federal and state laws and regulations restricting physician referrals to health care facilities in which such physicians have a financial interest and limiting permissible affiliations between tax exempt hospitals and "for profit" outpatient medical centers have diminished. See "Business-Government Regulation." The required divestitures of physician-owned centers have already occurred. Nevertheless, management believes that acquisition opportunities continue to exist due to the fragmented nature of the imaging center business.

         The Company believes that it can successfully integrate the operations of its new facilities and any facilities that it chooses to acquire by leveraging its existing corporate infrastructure. No assurances can be given, however, that adequate financing will be available to fund the development of this or any other new facilities.


  Increased Mobile Diagnostic Imaging Capabilities.

         The Company's growth strategy also includes expanding its mobile diagnostic imaging capabilities. The Company's Orange Park facility currently provides mobile ultrasound, mobile nuclear cardiology imaging, mobile MRI services, and mobile neurological diagnostic imaging services.

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

         The Company generally obtains financing for its equipment from lenders and lessors, with the equipment and other assets serving as security for the loans. Leases for smaller medical equipment average three years and leases for larger medical equipment are for seven years. Certain of such loans are personally guaranteed by Mr. Alliston and Mr. Baugh.

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

         The Company contracts for interpreting physician services for which typically the interpreting physician receives a fixed fee or a fixed percentage of monthly collections. The Company believes that the structure of its compensation arrangement with its interpreting physicians encourages high quality service and fairly compensates these physicians for the interpretation services they provide. The Company's agreement with its interpreting physicians is typically for a three-year term and requires each physician to obtain medical malpractice insurance.


THE BRANDON, FLORIDA FACILITY

         The Brandon, Florida facility was established in 1991 as a full-service diagnostic facility specializing in outpatient radiology. The Brandon facility generally provides medical diagnostic services to the general population living within approximately ten miles of Brandon, Florida. The Brandon, Florida area population, currently in excess of 250,000, consists primarily of an expanding base of middle income families and retirees. In 1996 and 1997, the Brandon facility generated net revenues of approximately $4,900,000 and $4,600,000, respectively, reflecting approximately 21,000 and 32,000 respective diagnostic imaging procedures.

         The Brandon facility currently has one unit for each of MRI, CT and nuclear medicine and two units for each of mammography, radiology, ultrasound and fluoroscopy.

         Annual expenses for equipment maintenance and repairs at the Brandon facility were approximately $114,000 and $280,000 for the fiscal years ended December 31, 1996 and December 31, 1997, respectively. The Company typically enters into agreements with equipment manufacturers or other third parties for equipment maintenance. In 1997, Brandon obtained maintenance contracts on certain of its older equipment.

         Patients at the Brandon facility are invoiced in the name of Brandon Diagnostic Center. The interpreting physician's P.A. with which the Company has currently contracted for interpreting physician services at the Brandon facility receives a fixed percentage fee for services performed.

         Brandon facility's interpreting physician is certified by the American Board of Radiology. The interpreting physician's P.A. is responsible for subcontracting with additional physicians to assure adequate coverage during peak times, absences, etc. The Brandon facility has forty employees.

         The Brandon facility is open from 7:30 a.m. to 6:00 p.m. Monday, Wednesday and Friday, 7:30 a.m. to 8:00 p.m. on Tuesday and Thursday, 8:00 a.m. to 2:00 p.m. on Saturdays and on an as-needed basis on Sundays.


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

         The operational procedures at the SunPoint facility are virtually identical to those described above under "Operations," the patients are invoiced in the name of SunPoint Diagnostic Center. The SunPoint facility is staffed by fifteen employees and one interpreting physician, who rotates with the other interpreting physician serving the Brandon facility. The interpreting physician's P.A. with which the Company has currently contracted for interpreting physician services at the SunPoint Diagnostic Center receives a fixed fee for services rendered.

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

         Orange Park currently provides mobile and fixed diagnostic services in Clay, Duval, Nassau and St. Johns counties in northeastern Florida. Its principal facility is located in Orange Park, Florida, where it has three mobile units for neurology, two units for ultrasound, one each for nuclear cardiology and MRI. All equipment at the Orange Park facility is either owned directly or leased through an independent leasing company. The Orange Park facility became a full service imaging facility, with its mobile facilities, by September, 1995. The Company has one unit for each for CT, ultrasound, mammography, radiology, and fluoroscopy at its Orange Park subsidiary. This mobile unit is used to provide MRI services at Orange Park and any future facilities developed by the Company in northeastern Florida. See "-The Company's Growth Strategy-Center Development and New Center Acquisitions."

         Orange Park follows the same operational procedures as the Company's other facilities, except that patients are invoiced directly in the name of Orange Park. The Orange Park facility is currently staffed by twenty-eight employees. All interpreting services are provided by eight interpreting physicians who are members of an independent health care provider group with which the Company has entered into a long-term contract. These physicians are not employees of the Company and the Company is not engaged in the practice of medicine. The interpreting physician group with which the Company has contracted for interpreting physician services at the Orange Park facility receives a monthly fee equal to 17% of the monthly collections.

         The Orange Park facility is currently open from 7:30 a.m. to 5:30 p.m. Monday through Friday, and on an as-needed basis on Saturdays. In 1997, the Orange Park facility was awarded the Certificate of Accreditation from the Joint Commission of Accreditation of Healthcare Organizations.


THE RIVERSIDE FACILITY

         The Company, through its Riverside subsidiary, opened in July of 1996 the Riverside Diagnostic Center in the Riverside area of Jacksonville, Florida. The facility is located in proximity of a thousand bed hospital in a residential area of Jacksonville. The Riverside facility is a full-service imaging facility, inclusive of mobile MRI services which it obtains from the Orange Park facility (see Orange Park Facility). It currently has one unit each for CT, ultrasound, nuclear cardiology, nuclear medicine and radiology and two units each for mammography and fluoroscopy.

         Riverside follows the same operational procedures as the Company's other facilities, except that patients are invoiced directly in the name of Riverside. The Riverside facility is currently staffed by eleven employees. All interpreting services are provided by a group of physicians who received a percentage (15% of the first $200,000 and 20% thereafter) of monthly collections.

         The Riverside facility is currently open from 7:30 a.m. to 5:30 p.m. Monday through Friday. In 1997, the Riverside facility was awarded the Certificate of Accreditation from the Joint Commission of Accreditation of Healthcare Organizations.

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

         The following table sets forth the approximate percentages of collections received during 1997 in each of the following categories:

           PERCENT OF
             SOURCE                               COLLECTIONS
             ------                               -----------
         Managed Care/HMO                             35%
         Private Insurance                            38
         Medicare/Medicaid                            16
         Private Pay                                   8
         Workmen's Compensation                        3

         The Company maintains a competitive billing strategy based upon evaluation of available pricing data. The Company maintains sufficient price flexibility to enable it to compete with other MRI imaging services provided in the local community.

         Obtaining the maximum amount of allowable reimbursement and collecting receivables on a timely basis are critical to the Company's success and are a priority of management. The Company has developed and is continuing to develop systems to process claims. The Company endeavors to provide complete and accurate claims data to the relevant payor sources to obtain the maximum amount of allowable reimbursement and to accelerate the collection of accounts receivable. Approximately eighteen of the Company's employees are involved in reimbursement, billing and collection activities. There can be no assurance that the Company will be successful with respect to the foregoing.

         Third-party payors, including Medicare, Medicaid and certain commercial payors, have taken extensive steps to contain or reduce the costs of health care. A significant change in coverage or a reduction in payment rates by third-party payors could have a material adverse effect upon the Company's business. In 1996 and 1997, approximately 0.8% and 0.3%, respectively, of the Company's total revenues were derived from providing imaging services to patients involved in personal injury claims. The Company sometimes experiences significant collection delays in connection with these services due to the fact that the Company may not be paid for its services until the underlying legal action is resolved.

COMPETITION

         The outpatient diagnostic imaging industry is highly competitive. The Company believes that its principal competitors are hospitals, independent or management company-owned imaging centers, some of which are owned, in whole or in part, by physician investors, and mobile diagnostic units. Some of these competitors have greater financial and other resources than the Company. The Company's competitors in the immediate Brandon area are a 120 bed hospital providing full inpatient service and a new outpatient diagnostic center opened in January of 1997. The Brandon facility has experienced a 7% decline in gross revenues in 1997 compared to 1996 but is not able to determine if this is from competitor pressures since its case load has continued to increase. The Company's sole competitor in the Ruskin area is a 50 bed hospital also providing full inpatient service. The Company has many competitors in the Jacksonville area, including hospitals, independent or management company-owned imaging centers and mobile diagnostic units, but, to the best of management's knowledge, none of these competitors is a full modality center offering mobile and fixed site diagnostic imaging services.

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

         Medicare Reimbursement. Diagnostic imaging services provided to Medicare beneficiaries are reimbursed based on Medicare's Resource-Based Relative Value Scale, which sets limits on reimbursement for both the technical and physician components of these services. There is no guarantee that the amount paid by Medicare, either now or in the future, will be adequate to meet the Company's costs of providing the imaging services. There is also no guarantee that the U.S. Government will not enact law or adopt regulations restricting the ability of free-standing diagnostic imaging centers from providing services to Medicare or Medicaid patients, although the Company is currently unaware of any proposal to do so. In 1998, the Medicare allowable increased approximately 7%.

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

EMPLOYEES

         As of March 24, 1998, the Company had 118 employees (all full time), including 2 executive officers, 73 administrative personnel, 2 sales and marketing person and 41 technical personnel. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be good.

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


ITEM 2 -- DESCRIPTION OF PROPERTY

         The Company's executive office and its primary diagnostic facility are located in Brandon, Florida and occupy approximately 11,325 square feet of space. The Company entered into a lease with respect to such facilities on September 1, 1994, expiring August 31, 1997, which is followed by a renewal option of five years. The Company exercised its option to renew and incurred, pursuant to the lease agreement, a one-time 10% escalation upon exercise of the renewal option. The new lease consolidated prior leases pertaining to the Brandon facility's then existing space and provided additional space to accommodate the Company's Center for Women.

Under both prior leases and its existing lease, the Company paid an aggregate of approximately $133,000 (including common area maintenance and real estate taxes) in fiscal 1997 for space at such facility. Pursuant to the lease terms, the annual rental for the Brandon facility is subject to an annual escalation of up to four percent based upon the Consumer Price Index.

         The Company entered into a month to month lease for 1,500 square feet of office space in Jacksonville to serve as the Company's northeast Florida regional office. Annual rent approximates $18,000. The lease for this space is with Ronald Baugh, the President and Chief Operating Officer of Orange Park. The office was closed in March, 1998.

         The Company also has entered into a lease relating to its 6,390 square foot SunPoint facility in Ruskin, Florida. The initial term of the Ruskin lease is five years, beginning September 1, 1994, with one five year renewal option. Base rental payments (excluding common area maintenance and real estate taxes) under the lease was approximately $23,000 in 1995 and $48,000 annually thereafter. Pursuant to the lease terms, the annual rental for the Ruskin facility is subject to a four percent annual escalation after 1996. Rent expense with common area maintenance approximated $62,000 in 1997.

         The Orange Park mobile operations and fixed site facility are based in a 5,100 square foot medical building located in Orange Park, Florida. The facility is owned by Sundance Partners, a Florida general partnership which is owned 100% by the Company. A triple net lease was entered into with an initial term of ten years, beginning April 1, 1995. Base rental payments under the lease are approximately $ 44,000 annually. Rent expense for 1997 approximated $50,000 which is eliminated upon consolidation.

         The Company entered into a triple net lease for its Riverside facility (which opened in July of 1996) with Sundance Partners II, a Florida general partnership in which the general partners are officers/directors and majority shareholders of the Company. The facility is a newly constructed 7,100 square foot stand alone medical center constructed to Company specifications. The lease has an initial term of five years with a one time renewal option for five more years. Base rental payments are $110,050 annually. The base rent shall escalate up each year by $.25 per square foot. Rent expense for 1997 approximated $117,000.

         The Company believes its present and anticipated leased facilities to be in excellent condition and suitable for their intended operations.


ITEM 3 -- LEGAL PROCEEDINGS

         In December, 1995 the physician group which contracted with Brandon and SunPoint for radiology readings terminated the contract. On February 9, 1996 the physician group filed a suit entitled East Pasco Radiology Associates, P.A. vs. Brandon Diagnostic Center, Ltd., and SunPoint Diagnostic Center, Inc. in the Hillsborough County Florida Circuit Court against the Company alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billing certain procedures. The physician group sought payment for services rendered (approximately $178,000) and lost profits (approximately $850,000). In February of 1997, the court denied the claim for lost profits and entered an award in favor of the physician group relating to services rendered. The Company adequately reserved for the claim for services in 1995 and satisfied the judgement in February of 1997. Subsequently, a motion by the physicians for a rehearing was denied. The physicians filed a notice of appeal in the District Court of Appeal, Second District of Florida, for the lost profits claim in April, 1997. The appeal was denied in January, 1998.

         On March 10, 1995 legal action was instituted against A.T. Brod & Co., Inc. (a national stock brokerage firm) by a terminated employee of A. T. Brod & Co., Inc ("A.T. Brod"). A. T. Brod was a major market maker for National Diagnostic, Inc. stock. The Company was named in the suit entitled James I. Blackey vs. A.T. Brod & Co., Inc., Arthur M. Stupay, Jugal Taneja, R.K. Khosla, Bancapital Investment Corporation, and National Diagnostics, Inc. pending the Supreme Court of the State of New York, County of Erie, Index Number I-1995-2249. Mr. J. Taneja was Chairman, Chief Executive Officer and Director of A. T. Brod and the Company. Mr. Taneja resigned as Chairman and all offices of the Company on January 19, 1998. The action alleges wrongful discharge, breach of contract, deformation of character, conspiracy and tortious interference with a contract arising out of the alleged wrongful termination of the plaintiff by A.T. Brod and seeks compensatory and punitive damages of $2,830,000. In April of 1997 the Company reached a settlement for $5,000 which has been fully paid by the Company.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                     PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From October 12, 1994 through August 18, 1997, the Company's Common Shares had been traded separately in the Nasdaq SmallCap Market under the symbol NATD. Since August 18, 1997 the Company's Common Shares have been traded separately on the Over The County Bulletin Board. The following table sets forth the high and low bid prices for Common Shares as reported by Nasdaq for the periods indicated. These prices are not necessarily indicative of prices at which actual buy and sell transactions could occur.

                                                       HIGH               LOW
                                                       ----               ---
1994

         Fourth Quarter (from October 12)             $4-3/4            $3
1995

         First Quarter                                $6-1/4            $1-7/8
         Second Quarter                               $4                $1-1/2
         Third Quarter                                $1-7/8            $1
         Fourth Quarter                               $3-1/2            $1-11/16
1996
         First Quarter                                $3-3/8            $2-5/16
         Second Quarter                               $4-1/2            $2-1/2
         Third Quarter                                $4                $2-1/2
         Fourth Quarter                               $2-3/4            $1-11/16
1997
         First Quarter                                $2-7/16           $1-1/4
         Second Quarter                               $1-41/64          $0-13/6
         Third Quarter                                $1-7/8            $0-5/8
         Fourth Quarter                               $0-30/32          $0-14/32

         On March 24, 1998, the closing bid quote for the Common Shares was $0.9375 per share, and there were 32 holders of record of Common Shares. The majority of over 280 individual shareholders held their stock in a "street name".

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


ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements included elsewhere herein. Due to the Company's financial operating results and condition which has resulted in the Company being in default of its major lease and loan agreements, our independent certified public accountants have qualified their accountants' report dated April 30, 1998, on the Company's 1997 financial statements as to a going concern uncertainty. The following commentary within "Management Discussion and Analysis" addresses the Company's operations for 1997 and its plan to improve future results. The reader should also refer to Note 2l of the audited financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

         The following table sets forth selected operating results as a percentage of net revenues for 1997 as compared to 1996.

                                    FISCAL 1997    FISCAL 1996
                                    -----------    -----------
Net Revenue                             100.0%        100.0%
Direct Operating Expenses                53.6          54.6
General and Administrative Expense       44.3          40.3
Depreciation and Amortization            14.5          13.6
Operating loss                          (12.5)         (8.6)
Interest                                  7.0           6.3
Other Income                              0.2            .9
Income Taxes (benefit)                      0             0
Net Loss                                (19.2)        (14.0)

         Net revenues for fiscal 1997 were $9,942,000 as compared to $8,877,000 for fiscal 1996, representing an approximately 12% increase. This increase was primarily attributable to relatively new start up facilities and an increase in the volume of procedures performed at these facilities. Orange Park mobile operations started up in February 1995, opening a fixed site facility in August; and in September a mobile MRI facility and a mobile cardiology unit were placed in service. Riverside operations started up in July, 1996. The start up facilities accounted for approximately $1,171,000 of the increase in revenues. The Brandon facility decreased its revenues $334,000 or approximately 7% to $4,593,000 in 1997. SunPoint increased its revenues $228,000 or approximately 18% to $1,505,000 in 1997.

         Direct operating expenses increased approximately 10% to $ 5,331,000 for 1997 from $4,850,000 for 1996. This increase is a direct result of the increased number of diagnostic procedures performed in 1997 compared to the preceding year. Direct costs as a percentage of net revenue decreased approximately 1% from the preceding year. This is attributable to various costs that do not vary proportionately with net revenue.

         General and administrative expenses increased approximately 23% to $4,406,000 for 1997 as compared to $3,576,000 for 1996. This increase was primarily attributable to the addition of the Riverside facility which completed its first full year of operation and personnel and the related payroll and related benefit costs associated with such personnel. Such personnel costs increased approximately $462,000 to $2,448,000 inclusive of executive compensation. The personnel were added in response to the increased volume of procedures performed. General and administrative expenses also increased because of current operating expenses for start-up operations relating to the addition of Riverside (an increase of $180,000 exclusive of personnel related costs).

         Depreciation (depreciation expense approximating $1,319,000) and amortization increased 19% to $1,445,000 in 1997 as compared to $1,210,000 during 1996. The dollar increase was principally attributable to the acquisition of new equipment for the start-ups and amortization (approximately $60,000) of previously capitalized start-up costs which are amortized over 12 months commencing with the date of first patient services.

         Interest expense increased to $695,000 in 1997 from $564,000 in 1996 as a result of additional financing for equipment acquisitions and working capital.

         The increase in net revenues was offset by a greater increase in expenses resulting in a net loss of $1,910,000 for 1997 compared to a net loss of $1,242,000 in 1996. This is primarily attributable to the start up operations which bear the costs of a fully operational diagnostic facility while building its patient and referring physician base from day one. Orange Park in its second full year of operation has a loss of $ 660,000. Riverside in its first full year of operation has a loss of $635,000. Revenues increased steadily; however, the ramp up of revenues for the new starts did not meet the Company's expectations. The Company has responded in the last quarter of 1997 and first quarter of 1998 by realligning and terminating personnel.

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

         The increase in net revenues was offset by a greater increase in expenses resulting in a net loss of $1,242,000 for 1996 compared to a net loss of $835,000 in 1995. This is primarily attributable to the start up operations which bear the costs of a fully operational diagnostic facility while building its patient and referring physician base from day one. Orange Park in its first full year of operation has a loss of $ 898,000. Riverside in its six months of operation has a loss of $511,000. Revenues increased steadily; however, the ramp up of revenues for the new starts did not meet the Company's expectations. The Company has responded in the first quarter of 1997 by terminating certain management and executive personnel and placing additional emphasis on marketing for the new start ups. The Company estimates this will save approximately $150,000 in executive compensation. Additionally, the Board has acted effective of January 1, 1997 to eliminate C.E.O. and C.O.O. bonuses (in the 1996 this approximated $136,000) until the Company becomes profitable for two consecutive quarters.

Liquidity and Capital Resources

         Medical equipment, capital improvements, acquisitions and new center development historically have been funded through third-party capital lease and debt obligations and internally generated cash flow. The leases are generally secured by the equipment, and sometimes other assets, of particular facilities. Interest rates in connection with the leases and borrowing range from fixed rates of up to 14.5% to a variable rate equal to the bank prime rate, plus 1 to 2%. The Company at December 31, 1997 was, and is at March 31, 1998, in default of its capital lease obligations due to late payments of approximately $124,000 and $418,000, respectively, as a result of its liquidity problems discussed more fully below. Generally, while in default the lessor may accelerate the lease obligation (at December 31, 1997 total long-term portion of all leases prior to reclassification to current liabilities, approximated $2,446,000). The Company's major lessor has been cooperating and working with the Company during the period of delinquency and has refrained from exercising its rights under default. Meetings and discussions are expected to be concluded in May of 1998 to arrive at a solution to the delinquency under the lease agreements. The other remaining lessors (approximately 17% of the total lease obligations outstanding at December 31, 1997) have been cooperating with the Company, generally allowing not more than 60 days past due on lease payments. There is no assurance the Company will be successful in achieving these goals.

         Capital expenditures, including capital lease obligations, for the years ended December 31, 1997 and 1996 totaled approximately $539,000 and $2,930,000, respectively.

         In October 1997, the Company refinanced with HealthCare Financial Partners, Inc. ("HCFP", a lender specializing in medical receivables), its existing $2,000,000 line of credit previously financed with DVI Business Credit Corporation ("DVI"). An additional term loan for $235,000 calling for monthly installments of $9,792 with interest was also financed by HCFP. The lender has a first security interest on all accounts receivable and the term loan is personally guaranteed by the principals. Interest is at prime plus 2.0%. Initial proceeds from the loans went to pay off $1,224,348 of the existing line of credit with DVI and approximately $333,000 went toward arrearages of a work out agreement with the Company's major lessor, which left approximately $136,000 to fund current operations. At year end the Company had drawn approximately $136,000 in excess of its borrowing base for the line with a loan balance approximating $1,309,000. The Company was at December 31, 1997 in technical default of a loan covenant due to the Company's stockholder deficit exceeding $500,000. However, this has been cured with the infusion of captial (see below) in March, 1998. At year end the term loan approximated $220,000. HCFP has allowed the Company to make daily payments of approximately $4,000 toward reducing the overdraw and will begin reducing the term loan upon satisfaction of the overdraw. At May 7, 1998 the over draw had been paid and the line balance approximated $1,256,000. The term loan balance at May 7, 1998 approximated $210,000.

         In February of 1997 the Company settled its litigation with its prior radiologists (see Item 3-Legal Proceedings). The settlement plus legal fees approximated $205,000 which were paid by the Company. In March of 1997, the Company borrowed $125,000 from a related party corporation (majority owned by Messrs., Taneja and Alliston). The proceeds were used to pay property taxes. The loan balance at year end is $62,500 and is due on demand. It is expected to be paid out of receipts from overdue providers payments.

         Due to the rapid expansion of facilities and increases in additional personnel and related costs the Company has continued to experience difficulty in meeting timely its current obligations to its lessors (discussed above) and trade creditors. At year end and as of March 25, 1998, the Company has past due payables in the amount of $1,294,000 and $1,596,000, respectively. Most of the vendors have accepted late payments. However, certain vendors will ship only on a cash on delivery basis. The Company has been able to operate to date with no known lost revenues.

         In 1997 the Company reduced its net cash by $104,000. Operations contributed the total cash increases of $426,000. Investing for capital assets, primarily equipment, utilized approximately $245,000, net financing activities used approximately $285,000. More than $1,114,000 was used in debt retirement of long-term debt and capital lease obligations. Equipment acquired through capital leasing approximated $274,000.

         The Company's net accounts receivable decreased $72,000 to $2,059,000 from $2,131,000 at December 31, 1997 and 1996 respectively. This is the result of additional collection efforts made to collect receivables and an adjustment to reserves for approximately $316,000 for older accounts receivable deemed uncollectable.

         In March of 1998 the Company entered into a private placement Stock Purchase Agreement with AES. The Company issued 500,000 shares of Series A Preferred Stock in exchange for 8,000,000 common shares of Halis, Inc. (OTCBB:HLIS) held by AES and valued at $2,000,000. This value was based upon the market value at the date of exchange less a discount due to, among other things, the exchange being a large block of Halis, Inc. common stock. The Company, at present, intends to utilize a major portion of the Halis, Inc. securities as collateral for securing debt financing and obtaining extended loan or lease terms for existing obligations. The remaining Halis, Inc. securities may be sold to provide cash if needed. Currently, the Company has not determined the time frame required to sell the securities nor the selling price that would be realized upon sale of the Halis, Inc. securities. Therefore, the amount available for potential future cash needs is not known at this time.

          Five hundred thousand shares of Series A Preferred Stock of the Company were issued with voting rights of eight votes per preferred share and conversion rights at the rate of 44.11 shares of NDI common stock per preferred share. In March of 1998, AES exercised its right to convert 131,185 shares of the Company's Preferred Stock into 5,786,570 shares of Common Stock. This effectively gave AES 65% of the voting rights for the Company's Common Stock. Concurrent with the merger with AES the Board will call for all the preferred shares issued to be converted into common stock. Upon completion of the merger NDI "old" shareholders (those of record before the Preferred Stock Issue and merger) will effectively hold a 12.3% interest in ("new") NDI common stock after the merger. AES "old" shareholders effectively hold a 87.7% interest in the new NDI common stock after the merger.

         The Company expects to implement additional financial and operational strategies it believes will enhance stockholder value. Due to the recency of the pending merger, details are not available. However, the Company believes debt re-alignment, equipment refinancing, operational efficiencies, consolidation, management re-alignment, capital infusion alternatives which may include selling additional stock, acquisitions, and new start ups will all play a role in making NDI a leader in the medical community. These is no assurance that these goals will be met.

          The Company's determination whether to proceed with new facilities in Florida or elsewhere in the United States will depend on management's consideration of such factors as (i) the demographics of a particular area, (ii) competition from other diagnostic service providers in such area, (iii) physician referral patterns, (iv) the mix of managed care providers, Medicare/Medicaid patients and patients insured by commercial insurance carriers, (v) estimates of potential sales in relation to the capital investment required to establish a facility, (vi) the availability of commercial lease property for a start-up facility, and (vii) financial analysis of potential acquisition targets.

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

Seasonality

         The Company, in prior years, has experienced an 8 to 12% decrease in revenues during the third quarter of the fiscal year due to reduced activity during the summer months. This trend was not evident in 1996 or 1997 due to the upward trend for services experienced in the new start ups.

Effects of Inflation

         The impact of inflation and changing prices on the Company has been primarily limited to salary, medical and film supplies and rent increases and has not been material to the Company's operations to date. Management is aware of increased inflationary expectations and realizes that the Company may not be able to raise the prices for its diagnostic imaging procedures in an amount sufficient to offset inflation. The Company, however, does believe that this can be offset by increased volume.

New Accounting Pronouncements

SFAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rule requires that the Company
(a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in 1998 and expects no material impact to the Company's financial statement presentation.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The Company plans to adopt SFAS No. 131 in 1998 with impact only to the company's disclosure information and not its results of operations.

The AICPA's Accounting Standards Executive Committee has issued SOP 98-5, Reporting on the Costs of Start-Up Activities. The SOP requires that costs of start-up activities, including organization costs, be expensed as incurred. It applies to all nongovernmental entities. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity.

SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. The Company has had the policy of capitalizing pre opening costs. At December 31, 1997 there exist $0 unamortized cost. Therefore, the Company does not believe that the adoption of SOP 98-5 will have a significant effect on the Company's financial statements.

Item 7 -- Financial Statements

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...............................................................26

CONSOLIDATED BALANCE SHEETS
         As of December 31, 1997 and 1996........................................................................27

CONSOLIDATED STATEMENTS OF OPERATIONS
         Years ended December 31, 1997 and 1996..................................................................29

CONSOLIDATED STATEMENTS OF CASH FLOWS
         Years ended December 31, 1997 and 1996..................................................................30

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Years ended December 31, 1997 and 1996..................................................................32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................................33

               Report of Independent Certified Public Accountants





Board of Directors
National Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of National Diagnostics, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Diagnostics, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared, assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,910,131 during the year ended December 31, 1997, and as of that date, the Company has a retained earnings (accumulated deficit) of $3,958,296 and current liabilities exceed current assets by $6,190,476. The Company's present financial condition has resulted in the Company being in default of its major lease and loan agreements. The Company's ability to fund its operations and meet its obligations in 1998 will be dependent upon the Company improving its overall level of profitability and its ability to successfully cure its lease and loan defaults. In addition, the success of the Company could, among other things, require obtaining additional financing or an infusion of capital. These factors, among other, addressed in
Note 21 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 21. The financial statements do not included any adjustments that might result from the outcome of this uncertainty.


                               GRANT THORNTON LLP

Tampa, Florida
April 30, 1998

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                             December 31,            December 31,
                                                                                1997                     1996
                                                                            ------------             -----------
Current assets:
  Cash                                                                      $        --              $   104,335
  Accounts receivable, net of allowances of $1,011,942 and
     $664,402 in 1997 and 1996, respectively                                  2,058,647                2,131,284
  Prepaid expenses and other current assets                                     148,903                  220,864
                                                                            -----------              -----------

             Total current assets                                             2,207,550                2,456,483
                                                                            -----------              -----------

Property and equipment                                                        9,974,924                9,481,198
  Less:  accumulated depreciation and
     amortization                                                            (4,574,173)              (3,264,655)
                                                                            -----------              -----------

              Net property and equipment                                      5,400,751                6,216,543
                                                                            -----------              -----------

Other assets:
  Excess of purchase price over net assets acquired,
     net of accumulated amortization of $85,751 and
     $61,274 in 1997 and 1996, respectively                                     403,711                  428,187
  Deposits                                                                       54,941                   47,444
  Other                                                                          41,894                   51,020
                                                                            -----------              -----------


              Total other assets                                                500,546                  526,651
                                                                            -----------              -----------



                                                                            $ 8,108,847              $ 9,199,677
                                                                            ===========              ===========




The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                             December 31,            December 31,
                                                                                1997                    1996
                                                                            ------------             -----------
Current liabilities:
  Lines of credit                                                           $ 1,309,612              $   993,818
  Note due to related party                                                      62,500                   99,882
  Note payable, other                                                                --                    4,294
  Current installments of long-term debt                                        413,243                  105,410
  Current installments of obligations under
     capital leases                                                           3,820,933                1,103,952
  Accounts payable                                                            1,655,858                1,080,236
  Accrued radiologist fees                                                      439,066                  489,785
  Accrued expenses, other                                                       696,814                  738,687
                                                                            -----------              -----------

             Total current liabilities                                        8,398,026                4,616,064


Long-term liabilities:
  Long-term debt, excluding current installments                                594,064                  619,227
  Obligations under capital leases,
     excluding current installments                                                  --                3,454,456
  Deferred lease payments                                                       175,136                  236,912
                                                                            -----------              -----------

             Total liabilities                                                9,167,226                8,926,659
                                                                            -----------              -----------

Commitments and contingencies                                                        --                       --

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
     shares authorized, no shares issued
     and outstanding                                                                 --                       --
  Common stock, no par value, 9,000,000
     shares authorized, 3,093,430 and 2,628,577 shares
     issued and outstanding in 1997 and 1996                                        779                      686
  Additional paid-in capital                                                  2,899,138                2,320,497
  Retained earnings, (accumulated deficit)                                   (3,958,296)              (2,048,165)
                                                                            -----------              -----------

             Net stockholders' equity (deficit)                              (1,058,379)                 273,018
                                                                            -----------              -----------

                                                                            $ 8,108,847              $ 9,199,677
                                                                            ===========              ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                             Year Ended               Year Ended
                                                                            December 31,             December 31,
                                                                               1997                     1996
                                                                            -----------              -----------
Net revenue                                                                 $ 9,942,050              $ 8,876,652
                                                                            -----------              -----------

Operating expenses:
  Direct operating expenses                                                   5,331,362                4,850,088
  General and administrative                                                  4,405,975                3,576,087
  Depreciation and amortization                                               1,445,492                1,210,245
                                                                            -----------              -----------

             Total operating expenses                                        11,182,829                9,636,420
                                                                            -----------              -----------

             Operating loss                                                  (1,240,779)                (759,768)

Interest expense                                                                694,575                  563,951
Other income                                                                     25,223                   82,058
                                                                            -----------              -----------

Loss before income taxes                                                     (1,910,131)              (1,241,661)

Income taxes                                                                         --                       --
                                                                            -----------              -----------

Net loss                                                                    $(1,910,131)             $(1,241,661)
                                                                            ===========              ===========

Loss per common share                                                       $      (.60)             $      (.48)
                                                                            ===========              ===========

Weighted average number of common
  shares outstanding                                                          3,159,884                2,579,380
                                                                            ===========              ===========




The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                            Year Ended               Year Ended
                                                                            December 31,             December 31,
                                                                                1997                     1996
                                                                            ------------             -------------
Cash flows from operating activities:
  Net loss                                                                  $(1,910,131)             $(1,241,661)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation and amortization                                         1,445,492                1,210,245
        Common stock issued for services                                         48,397                       --
        Warrants issued for services                                                 --                    8,000
        Increase in accounts receivable allowances                              347,540                  321,502
        Gain (loss) on disposition of equipment                                  (5,086)                  23,551
        Increase in accounts receivable                                        (274,903)                (951,945)
        Increase (decrease) in prepaid expenses and
          other assets                                                           13,325                   (9,026)
        Increase in accounts payable and
          accrued expenses                                                      799,465                1,067,152
        Increase due to related party                                            23,819                   10,067
        Increase (decrease) in deferred lease payments                          (61,776)                  26,577
                                                                            -----------              -----------

        Net cash provided by operating activities                               426,142                  464,462
                                                                            -----------              -----------

Cash flows used in investing activities:
        Increase in intangible assets                                           (38,963)                      --
        Purchases of property and equipment                                    (207,732)                (793,870)
        Deposits                                                                  1,563                    5,671
                                                                            -----------              -----------

        Net cash used in investing activities                                  (245,132)                (788,199)
                                                                            -----------              -----------

Cash flows provided by (used in) financing activities:
        Proceeds from issuance of common stock, net                              77,990                  165,950
        Proceeds from borrowings on line of credit                              315,794                  584,318
        Proceeds from note payable                                              205,000                    4,294
        Repayment of notes payable                                             (209,294)                  (8,000)
        Proceeds from borrowings on long-term debt                              385,000                  164,358
        Repayment of long-term borrowings                                      (102,330)                 (81,332)
        Proceeds of borrowing from related parties                              125,000                   67,306
        Repayment of related parties borrowings                                 (70,742)                 (16,667)
        Principal payments under capital lease obligations                   (1,011,763)                (580,249)
                                                                            -----------              -----------

        Net cash provided (used) by financing activities                       (285,345)                 299,978
                                                                            -----------              -----------





The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (continued)

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                Year Ended           Year Ended
                                                                                December 31,         December 31,
                                                                                   1997                  1996
                                                                               -------------         -------------
Net increase (decrease) in cash                                                   (104,335)              (23,759)

Cash at beginning of period                                                        104,335               128,094
                                                                               -----------           -----------

Cash at end of period                                                          $        --           $   104,335
                                                                               ===========           ===========


Supplemental disclosure of cash flow information:

     Interest paid                                                             $   747,113           $   453,712
                                                                               ===========           ===========

     Income tax paid                                                           $        --           $        --
                                                                               ===========           ===========

     Non-cash investing financing activities:

          Capital lease obligations incurred                                   $   274,288           $ 2,136,163
                                                                               ===========           ===========

          Capital lease obligations canceled and return of equipment
               (net book value of equipment approximating $120,000)            $        --           $   135,859
                                                                               ===========           ===========

          Stock issued as satisfaction of related party debt (See Note 13)     $   275,604           $    67,292
                                                                               ===========           ===========

          Stock issued as satisfaction for trade creditor debt                 $   205,140           $        --
                                                                               ===========           ===========

          Stock issued for equipment acquisition                               $    20,000           $        --
                                                                               ===========           ===========

          Stock issued in exchange for marketable securities                   $ 1,800,000           $        --
                                                                               ===========           ===========

          Stock exchange for marketable securites rescinded                    $(1,800,000)          $        --
                                                                               ===========           ===========

          Note received on disposal of equipment                               $        --           $     9,770
                                                                               ===========           ===========


In September of 1996 the Company refinanced its bank lines of credit approximating $517,000 with a new line from DVI Business Credit (see note 4). Additionally, in 1996 the Company refinanced a $208,000 equipment loan and a $50,000 related party note.

In October of 1997 the Company refinanced its line of credit approximating $1,200,000 with a new line from HealthCare Financial Partners, Inc., including a term loan of $235,000 personally guaranteed by principals.

The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

                     Years Ended December 31, 1997 and 1996

                                                                         Retained
                                                          Additional     Earnings
                                         Common            Paid-In     (accumulated          Stockholders'
                                         Stock             Capital       deficit)           Equity (Deficit)
                                       --------         ------------   -------------     -------------------
Balances at December 31, 1995            $ 668          $ 2,079,267    $  (806,504)          $ 1,273,431

Issuance of common stock
  (33,448 shares)                            7               67,291             --                67,298

Issuance of warrants
  (100,000 warrants)                        --                8,000             --                 8,000

Exercise of warrants
  (55,500 shares)                           11              165,939             --               165,950


Net Loss                                    --                   --     (1,241,661)           (1,241,661)
                                         -----          -----------    -----------           -----------

Balances at December 31, 1996            $ 686          $ 2,320,497    $(2,048,165)          $   273,018


Issuance of common stock                   375            2,300,369             --             2,300,744
  (1,872,041 shares)

Common stock issue rescinded              (292)          (1,799,708)            --            (1,800,000)
  (1,459,188 shares)

Exercise of warrants                        10               77,980             --                77,990
  (52,000) shares

Net Loss                                    --                   --     (1,910,131)           (1,910,131)
                                         -----          -----------    -----------           -----------

Balance at December 31, 1997             $ 779          $ 2,899,138    $(3,958,296)          $(1,058,379)
                                         =====          ===========    ===========           ===========




The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

1)       Organization and Basis of Presentation

         The consolidated financial statements include the accounts of National Diagnostics, Inc. and its subsidiaries (Company): Alpha Associates, Inc. (Associates); Alpha Acquisitions Corp. (Acquisitions); SunPoint Diagnostic Center, Inc. (SunPoint); National Diagnostics/Orange Park, Inc. (Orange Park); and National Diagnostics/Riverside, Inc. (Riverside). Associates and Acquisitions hold 100% of the partnership interests in Brandon Diagnostic Center, Ltd. (Brandon). The Company and Orange Park hold 100% of the partnership interests in Sundance Partners (a real estate holding partnership.) National Diagnostics, Inc., is a holding company which was formed in June 1994.

         The Company provides medical imaging services to patients at its centers or mobile facilities in Brandon (Brandon), Ruskin (SunPoint), and greater Jacksonville area (Orange Park and Riverside), Florida.

         The Company intends to merge with American Enterprise Solutions, Inc. ("AES"). The Company will be the surviving corporation; however, it will change its name to American Enterprise Solutions, Inc. AES was founded in 1997 for the purpose of acquiring seasoned and profitable high growth firms with operations and facilities which complement AES's goal to create Community Healthcare Enterprises (an organization that owns and operates a complete community wide healthcare delivery system). These businesses include: a multi-speciality and primary care physician group; a behavioral and mental healthcare facility; and TMRCorp, a nationally known healthcare consulting firm specializing in corporate reengineering, business, business development and finance. The financial information presented represents the Company as it was before merger.

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

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

         c)       Pre-Opening Costs

                  Pre-opening costs consisting of outside consulting, other directly related professional fees, equipment testing and calibration and office set up which are incurred prior to opening are deferred and amortized over 12 months commencing with a Center opening. Such costs which are included net of amortization in other current assets totaled approximately $-0- and $59,089 at December 31, 1997 and 1996, respectively. Amortization expense for pre-opening costs for 1997 and 1996 was $59,089 and $73,665, respectively. (See Note 2-K)

         d)       Excess of Purchase Price Over Net Assets Acquired

                  Excess of purchase price over net assets acquired are amortized over 20 years. Management reviews the performance of the related assets on a quarterly basis to determine if impairment has taken place. No impairment costs have been realized in the current years. Amortization expense for the excess of purchase price over net assets acquired for 1997 and 1996 was $24,187 and $24,477, respectively. (See Note 2-K)

         e)       Cash and Cash Equivalents

                  For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. At December 31, 1997 and 1996, respectively, the Company had no cash equivalents.

         f) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

                  On a quarterly basis, the Company evaluates the projected undiscounted cash flows of each business unit to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets, and accrues expenses for the amount, if any, determined to be permanently impaired. No impairment exists as of December 31, 1997.

         g)       Revenue Recognition and Accounts Receivable

                  Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Net revenue represents gross revenue less contractual adjustments and provision for bad debts
                                       34

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (see note 10). The Company's management at least quarterly determines the adequacy of the accounts receivable valuation allowances by, among other procedures, reviewing historical experience for changes in factors affecting billing and collections (e.g. third party reimbursement arrangements). For all years presented, approximately 15% to 18% of the Company's revenues are reimbursed under arrangements with Medicare/Medicaid. No other third party payor group represents 10% or more of the Company's revenues. Therefore, concentration of credit risk with respect to the remaining accounts receivable is limited due to the large number of payors representing the patient base.

                  The Brandon facility contributed approximately 46% and 55% of total revenues for 1997 and 1996, respectively.

         h)       Accounting for Stock Based Compensation

                  The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock.

         i)       Loss Per Common Share

                  The Company has adopted Standard of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" as this standard became effective for financial statements issued after December 15, 1997. SFAS No. 128 eliminates primary and fully dilutive net income per common share and replaces them with basic and diluted net income per common share. Basic loss per share is the same as the diluted loss per share since the Company had a net loss for the year ended December 31, 1997 and 1996. Outstanding stock options and warrants have not been considered in these computations since the effect of their inclusion would be antidilutive. Accordingly, all loss per common share data for the previous periods did not require reinstatement to conform to the new standard.

                  The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                  Numerator:                                      1997           1996
                                                               -----------    -----------
                     Net Loss
                                                               $(1,910,131)   $(1,241,661)
                                                               ===========    ===========
Denominator:
  Weighted average number of common shares used in basic EPS     3,159,884      2,579,380
  Effect of dilutive stock options and warrants                         --             --
                                                               -----------    -----------
  Weighted number of common shares and dilutive potential
     common stock used in diluted EPS                            3,159,884      2,579,380
                                                               ===========    ===========

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         j)       Fair Value of Financial Instruments

                  At December 31, 1997 and 1996, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these assets.

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

         k)       New Accounting Pronouncements

                  SFAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in 1998 and expects no material impact to the Company's financial statement presentation.

                  SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The Company plans to adopt SFAS No. 131 in 1998 with impact only to the company's disclosure information and not its results of operations.

                  The AICPA's Accounting Standards Executive Committee has issued SOP 98-5, Reporting on the Costs of Start-Up Activities. The SOP requires that costs of start-up activities, including organization costs, be expensed as incurred. It applies to all nongovernmental entities. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity.

                  SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. The Company has had the policy of capitalizing pre opening costs. At December 31, 1997 there exist $0 unamortized cost. Therefore, the Company does not believe that the adoption of SOP 98-5 will have a significant effect on the Company's financial statements.

         l)       Operational matters and liquidity

                  The Company has a net loss for 1997 of $1,910,131 and at December 31, 1997 has a retained earnings accumulated deficit of $3,958,296 and a working capital deficiency of $6,190,476. The Company's present financial condition has resulted in the Company being in default of the major lessors lease agreements. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's improving its overall level of profitability and its ability to successfully cure its lease and loan defaults. In addition, the success of the Company could also, among other things, require obtaining additional financing or capital infusions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          The following commentary addresses the Company's operations for 1997 and its plan to improve future results.

         The Company attributes the loss in 1997 primarily to the effect the losses from its relatively new start up facilities had on the Company:
         Orange Park (opened in July of 1995) had a loss of $661,000 and Riverside (opened July of 1996) had a loss of $635,000. Due to the expansion and growth, the Company's working capital has decreased to the extent that the Company has fallen behind in meeting its lease and vendor obligations. Most of the vendors have been cooperative by allowing extended terms. The Company expects in May of 1998 to conclude negotiating a favorable resolve to the delinquency with its major lessor. In March of 1998 the Company entered into a private placement Stock Purchase Agreement with AES. The Company issued 500,000 shares of Series A Preferred Stock in exchange for 8,000,000 common shares of Halis, Inc. (OTCBB:HLIS) held by AES and valued at $2,000,000. This value was based upon the market value at the date of exchange less a discount due to, among other things, the exchange being a large block of Halis, Inc. common stock. The Company, at present, intends to utilize a major portion of the Halis, Inc. securities as collateral for securing debt financing and obtaining extended loan or lease terms for existing obligations. The remaining Halis, Inc. securities may be sold to provide cash if needed. Currently, the Company has not determined the time frame required to sell the securities nor the selling price that would be realized upon sale of the Halis, Inc. securities. Therefore, the amount available for potential future cash needs is not known at this time.

         The Company believes as the increase in revenues for start ups continues, certain cost cutting measures take effect, and an acceptable resolution with the Company's major lessor is achieved, the Company will return to a profitable position though no absolute assurances can be given.

3)       Property and Equipment

         Property and equipment consists of the following:

                                                                                                                        Estimated
                                                                                     December 31,       December 31,     service
                                                                                        1997               1996        life (years)
                                                                                    -------------     --------------   ------------
           Land                                                                   $        85,000     $     85,000       --
           Buildings                                                                      253,041          253,041       39
           Medical Equipment                                                            7,846,004        7,414,946        7
           Office furniture and equipment                                                 728,930          665,295        7
           Leasehold improvements                                                         836,732          837,699      3-5
           Vehicles                                                                       225,217          225,217      5-7
                                                                                  ---------------     ------------

                                                                                  $     9,974,924     $  9,481,198
                                                                                  ---------------     ------------

           Depreciation and amortization expense totaled $1,445,492 and $1,210,245 for the year ended December 31, 1997 and 1996, respectively.

4)         Lines of Credit

           In 1997 the Company refinanced its line of credit with a lender that specializes in medical receivable financing. The lender has a first security interest on all accounts receivable. The borrowing base on the line fluctuates proportionately with accounts receivable balance and is adjusted on a daily basis. The line has an interest rate of prime plus 2% (at December 31, 1997, 10.5%) paid monthly, the line matures September, 1999.

                                                                                        1997
                                                                                 --------------
                     Line of credit limit                                        $    2,000,000
                     Qualifying borrowing base                                   $    1,173,102
                     Outstanding loan balance at December 31, 1997               $    1,309,160

           At December 31, 1997 the Company borrowed approximately $136,000 in excess of its borrowing base and was in technical default of a loan covenant due to the stockholder deficit exceeding certain limits (approximately $500,000). This was cured with the infusion of capital in March of 1998, (see subsequent events footnote).

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


5)         Long-Term Debt

           Long-term debt is summarized as follows:                                   December 31,        December 31,
                                                                                         1997                1996
                                                                                      -----------       -------------

           Installment loans payable which consist of a number of separate installment loan contracts collateralized by equipment and vehicles.
           The loans require monthly installments of principal and interest over terms that vary from two to five years. At December 31, 1997, the
           loans bear interest at rates ranging from 9.0% to 12.25%.                  $ 348,259          $  432,681

           Mortgage notes payable in monthly installments of $3,821 including interest at 8.75% and 11%; maturing through April, 2020;
           collateralized by mortgaged real estate property.                            438,262             291,956

           Installment loan payable collateralized by accounts receivable and personal guarantees. The loan requires monthly installments of approximately $11,000 including interest at prime plus 2%;
           maturing October, 1999.                                                      220,786                  --
                                                                                      ---------          ----------

           Total long-term debt                                                       1,007,307             724,637

           Less current installments of long-term debt                                  413,243             105,410
                                                                                      ---------          ----------

           Long-term debt, excluding current installments                             $ 594,064          $  619,227
                                                                                      =========          ==========



           The aggregate principal payments of long-term debt required annually are:

           Year ending December 31:               1998           $   413,243
                                                  1999               200,525
                                                  2000                81,220
                                                  2001                44,719
                                                  2002                 6,180
                                                  Thereafter         261,420
                                                                 -----------
                                                                 $ 1,007,307
                                                                 ===========

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

6)         Leases

           The Company has entered into capital leases for medical equipment which expire in 2001. The gross amount of equipment and related accumulated depreciations recorded under capital leases are as follows:

                                                                December 31,  December 31,
                                                                   1997           1996
                                                               -----------    ------------
              Medical equipment                                $ 6,274,000    $ 6,000,000

              Less accumulated depreciation                      3,004,000      2,410,000
                                                               -----------    -----------

                                                               $ 3,270,000    $ 3,590,000
                                                               ===========    ===========


           The present value of future minimum capital lease payments based on interest rates ranging from 9% to 14.5% is as follows:

           Year ending December 31:                1998                            $  1,375,352
                                                   1999                                 911,315
                                                   2000                                 680,086
                                                   2001                                 596,775
                                                   2002                                 257,405
                                                                                   ------------

                Present value of minimum capital lease payments                       3,820,933

                Less current installments of obligations under capital leases         1,375,352
                                                                                   ------------
                Less long-term portion reclassified due to default                    2,445,581
                                                                                   ------------

                                                                                      3,820,933

                Obligations under capital leases, excluding
                   current installments                                            $         --
                                                                                   ============


           The Company was at December 31, 1997 and currently (March, 1998) is in default of its capital lease obligations due to late payments of approximately $124,000 and $418,000, respectively. Generally, while in default the lessor may accelerate the lease obligation. The Company's major lessor, considering the Company's merger transaction, has been cooperating and working with the Company during the period of delinquency and has refrained from exercising its rights under default. Discussions are to be concluded in May of 1998 to arrive at a solution to the delinquency under the lease agreements. The other remaining lessors (approximately 17% of the total leases obligations outstanding at December 31, 1997) have also been cooperating with the Company; generally allowing not more than 60 days past due on lease payments. The long-term portion of the these lease approximates $2,445,581. Since waivers of default have not been received from the lessors by the Company, the long-term portion has been reclassified from long-term to current liabilities.

           The Company is obligated under noncancellable operating leases that expire through 2002.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           Future minimum lease payments under these leases are as follows:
           Year ending December 31:               1998           $ 1,014,458
                                                  1999               974,392
                                                  2000               903,778
                                                  2001               292,376
                                                  2002               189,277
                                                  Thereafter          55,386
                                                                 -----------
                                                                 $ 3,429,667
                                                                 ===========

           Rental expense related to these non-cancelable leases was approximately $1,161,000 and $1,066,000 for the years ended December 31, 1997 and 1996, respectively.

7)         Notes Payable to Related Parties

           Note payable to related parties are as follows:

                                                                           December 31,   December 31,
                                                                              1997            1996
                                                                           -----------    ------------
           Note payable with interest at 9%,
           payable on demand                                                 $62,500        $    --

           Installment note payable with interest at 10%
           payable in monthly payments of $4,167;
           Paid in full in 1997                                              $    --        $33,333

           Notes payable with interest at 8% payable
           on demand; Paid in full in 1997                                   $    --        $66,549
                                                                             -------        -------

                                                                             $62,500        $99,882
                                                                             =======        =======

           Interest expense to related parties totaled $8,527 and $3,469 for the years ended December 31, 1997 and 1996, respectively.

8)         Note Payable, Other

           Other note payable is summarized as follows:

                                                                           December 31,   December 31,
                                                                               1997          1996
                                                                           -----------    ------------
           Installment note payable with interest at 10.25%
           due December 1997; unsecured.                                     $    --       $  4,294
                                                                             =======       ========

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

9)         Income Taxes

           The provision for income tax expense (benefit) at December 31, consists of the following:

                                                                                   1997         1996
                                                                              -----------    -----------
                 Current                                                      $        --    $        --
                 Deferred                                                              --             --
                                                                              -----------    -----------

                                                                              $        --    $        --
                                                                              -----------    -----------

           The income tax provision for 1997 and 1996 reconciled to the tax computed at the statutory rate of 34% is as follows:

                                                                                  1997           1996
                                                                              -----------    -----------
           Income taxes at statutory rate                                     $  (649,400)   $  (422,100)
           State income taxes                                                     (95,800)       (48,000)
           Current year net operating loss not utilized                           730,900        453,700
           Non deductible expenses                                                 14,300         16,400
                                                                              -----------    -----------


                                                                              $        --    $        --
                                                                              ===========    ===========

           The deferred tax asset and liability consist of the following December 31:

                                                                                  1997           1996
                                                                             -----------    -----------
          Assets
                Net operating loss carry forward                              $ 1,196,300    $   477,400
                Allowance for doubtful accounts                                   394,700        259,100
                Deferred rents                                                     65,300         87,800
                 Other                                                                600             --
                Nondeductible accrued compensation                                  2,000         47,300
                Pre-opening costs                                                  54,000         44,800
                Acquisition basis difference                                      118,200        121,500
                                                                              -----------    -----------
                                                                                1,831,100      1,037,900
                Less:  valuation allowance                                     (1,493,800)      (763,800)
                                                                              -----------    -----------
                                                                                  337,300        274,100
                                                                              -----------    -----------

           Liabilities
                Fixed assets                                                      335,700        273,200
                Goodwill                                                            1,600            900
                                                                              -----------    -----------
                                                                                  337,300        274,100
                                                                              -----------    -----------
           Net deferred taxes                                                 $        --    $        --
                                                                              ===========    ===========

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           Management, using SFAS 109 criteria and placing greater weight on the 1996/1997 taxable losses along with expectations for 1998, concluded that the above valuation allowance at December 31, 1997, was reasonable. The net increase in the valuation allowance in 1997 approximated $730,000.

           At December 31, 1997 approximately $3,067,000 in net operating carry forwards remain which will expire if not utilized by 2011.

10)        Concentration of Accounts Receivable

           The Company's accounts receivable are due from the following:

                                                        December 31,       December 31,
                                                           1997               1996
                                                        -----------        ------------
           Commercial insurance carriers                $1,410,200         $1,077,500
           Managed care providers                          710,900            753,100
           Private patients                                475,189            431,300
           Worker's compensation                           105,500            140,700
           Medicare/Medicaid                               358,300            393,086
                                                        ----------         ----------

                                                         3,060,089          2,795,686
           Less allowances:
                 Contractual adjustments                   626,842            625,402
                 Doubtful accounts                         374,600             39,000
                                                        ----------         ----------

                                                        $2,058,647         $2,131,284
                                                        ==========         ==========


11)        Commitments and Contingencies

           a)     Guarantees

           A term loan and certain equipment loans of the Company are fully guaranteed by an officer/stockholder.

           b)     Employment Contracts

           The President and Chief Executive Officer operate under three year employment contracts that became effective July 1, 1995. The President and Chief Executive Officer receive salaries of $150,000 and $75,000, respectively, plus certain benefits. Under the contracts each executive is to receive a 5% bonus of the annual net income of the Company in excess of the prior fiscal year's income. Additionally, a bonus equal to 2.5% of net revenue in excess of the prior year's net revenue is to be paid to each executive. In 1997 the bonus arrangement was eliminated until the Company experiences two consecutive profitable quarters. The Chief Executive Officer resigned and the employment contract terminated effective January 19, 1998.

           Total compensation earned by the Chief Executive Officer and President under the existing contracts for the years ended December 31, 1997 and 1996 was approximately $240,900 and $401,742 respectively.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company entered into an employment agreement with the President of Orange Park for a three year period commencing February 1, 1995. The executive is to receive as compensation an annual salary of $100,000 (adjusted from $85,000 in July, 1996) plus certain benefits. In addition, the executive will earn a 10% bonus based on the increase in adjusted profits of the Orange Park center. No bonus was awarded in 1996 or 1997. The employment agreement was extended through June, 1998.

         In November, 1995 the Company entered into a three year employment agreement with the Vice President of Development. The executive was to receive a salary of $85,000 plus certain benefits. This executive was terminated effective February 1997.

         C) PROFESSIONAL SERVICES AGREEMENT

         The Company enters into agreements with physician groups to provide radiological services. The physicians are paid with a percentage of the net receipts or fixed fee amount. The contracts are generally three years or less.

         The Company entered into radiological service contracts that were effective for the period February 1 through June 30, 1997, for its Brandon, SunPoint and Orange Park facilities. The contracts were terminated by the Company effective June 30, 1997 due to non-performance of all representations made by the contracted radiologist group. A settlement of $238,000 was reached wherein the Company agreed to pay for services rendered. The agreement calls for the assumption of a $48,000 liabilitity due to tenant locums used by the Centers; a $50,000 payment due March 15, 1998, and the balance of $140,000 to be paid evenly in 12 monthly installments thereafter. The Company adequately reserved for these amounts in 1997, assumed the liability and made the May 15, 1998 payment.

         Physician service expense under the current and previously existing contracts for the years ended December 31, 1997 and 1996 was approximately $1,284,000 and $1,228,000, respectively.

         (D) LEGAL ACTIONS

         In December of 1995, the physician group terminated its contract for reading services with the Brandon and SunPoint centers and in February of 1996, filed suit against the centers alleging the centers materially breached the contract by failing to pay physician fees timely and incorrectly billed certain procedures. The physician group sought payment for services rendered (approximately $178,000) and lost profits (approximately $850,000). In February of 1997, the court denied the claim for lost profits and entered an award in favor of the physician group relating to services rendered. The Company substantially reserved for the claim for services and satisfied the judgement in February of 1997 by obtaining financing for approximately $205,000 from its accounts receivable lender. Subsequently, a motion by the physicians for a rehearing was denied. The physicians filed a notice of appeal for the lost profits claim in April, 1997. Also, a motion for costs relating to the lawsuit (approximating $10,000) was filed by the physician group. The appeal was denied by the District Court of Appeal, Second District of Florida on January 30, 1998 and became final after 30 days. Attorney fees were awarded to Brandon Diagnostic Center, Ltd.

         The Company is a defendent in a suit filed on January 5, 1998 by Lake City Medical Group, P.A. ("P.A.") for past due rents approximating $16,500. The Company has reached an out of court settlement in which the Company has agreed to pay $12,000.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company filed suit against TeleQuest, Inc. due to its non-performance under the radiologist contract. However, an out of court settlement had been reached. (See c - Professional Services Agreements, above.)


12)      SHAREHOLDERS' EQUITY

         COMMON STOCK

         In 1997, the Company issued 104,815 shares of common stock in satisfaction of $156,742 of trade creditor debt.

         In June of 1997, the Company entered into an agreement for consulting and funding services which called for compensation payable in nine installments of 14,583 shares of common stock each, four quarterly installments of $43,750 each in value of common stock at the prevailing market price, plus options. The Company subsequently, in 1997, terminated the contract and in January of 1998, entered into a release and settlement agreement. The Company issued in 1997 29,166 shares of Common Stock valued at $48,397 under the contract and settled with an additional payment of $15,000 in 1998.

         The Company on June 27, 1997 acquired 127,773 shares of common stock (net of 14,197 shares given in payment of commission) of Equisure, Inc. (American Stock Exchange: EQE) valued at the providing market rate totalling $1,800,000 from an investment trust in exchange for 1,459,188 shares of its own common stock. There was an agreement in place with the trust that in the event the market value of the shares would decline additional shares would be issued to effectively eliminate the market risk. On August 4, 1997 the AMEX called a halt to trading EQE shares on the AMEX. On September 9, 1997 the Company and the trust agreed to rescind the transaction in its entirety.


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

         During 1996 options for 10,000 shares were granted under the employee plan. No options were granted in 1997 under the employee or director plans; however, in 1997 option for 15,000 shares were gratned for services rendered.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the status of the Company's outstanding stock options as of December 31, 1997, and 1996, and changes during the years ending on those dates is presented below.

                                                                  Weighted Average
                                                         Shares    Exercise Price
                                                         ------    --------------
         Options outstanding, December 31, 1995          50,000      $   7.20
         Options granted                                 10,000      $     --
         Options exercised                                   --            --
         Options outstanding, December 31, 1996          60,000      $   6.69
         Options granted                                 15,000            --
         Options exercised                                   --            --
         Options outstanding, December 31, 1997          75,000      $   5.95


         The following table summarizes information concerning currently outstanding and exercisable stock options.

                                                                  Weighted       Weighted
                                   Range of        Number     Remaining Contract  Average
                                Exercise Prices  Outstanding     Life (Years)    Exercise
                                ---------------  -----------  ------------------ --------
         Outstanding Options:     $1.50-7.20       75,000            9             $5.95

         Exercisable Options:     $1.50-7.20       75,000            9             $5.95

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123 "Accounting of Stock-Based Compensation," as it relates to employment awards. It applies APB Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date forwards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss per common share would be increased to the pro forma amounts indicated below for the years ended December 31:

                                                            1997              1996
                                                            ----              ----
         Net loss                    As reported        $ 1,910,131       $ 1,241,661
                                     Pro forma            1,920,181         1,261,661


         Loss per common share       As reported        $       .60       $       .48
                                     Pro forma                  .61               .49

         The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, no dividend yield for all years, expected volatility of approximately 80% and 124%; risk-free interest rates of approximately 5.5% and 6% and expected lives of approximately 1 and 2.5 years, respectively.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         WARRANTS

         Pursuant to consulting agreement dated March 29, 1996 between the Company and an outside computer consultant the Board authorized 100,000 warrants exercisable at $3.00 to be issued for services rendered. The warrants were issued on July 25, 1996 and valued at the fair value of the contracted services performed ($8,000.) 55,500 of these warrants were exercised during 1996; the remaining warrants were exercised in 1997.

         In March on 1996, the Company entered into an agreement for financial, consulting and investment banking services. The Company agreed to pay a compensation for these services $16,000 which it recognized in 1996. The Company was going to issue up to 80,000 warrants for these services, however, the contract was subsequently terminated before the services were rendered.

         A summary of the status of the Company's outstanding warrants as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below.

                                                                           Weighted Average
                                                           Warrants         Exercise Price
                                                           --------         --------------
         Warrants outstanding, December 31, 1995            92,705             $7.20
         Warrants granted                                  100,000                --
         Warrants exercised                                 55,500              7.20
         Warrants outstanding, December 31, 1996           137,205              7.20(1)
         Warrants granted                                       --              3.00
         Warrants exercised                                 52,000              1.50(2)
         Warrants expired                                   85,205              3.00
         Warrants outstanding, December 31, 1997                --


         (1) Effective May 24, 1996 the Company lowered the strike price to $3.00 a share (the fair market value of the common share at that date) for all outstanding warrants at that date.
         (2) Effective June 17, 1997, the Company lowered the strike price to $1.50 a share for all outstanding warrants at that date.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)     RELATED PARTIES

         At December 31, 1996 the Company was indebted to the President of Orange Park for $33,000 which is reflected in the December 31, 1996 balance sheet in a "Notes due to related parties." During 1996 the Company reimbursed this executive approximately $10,000 for expenses that he paid on behalf of the Company. In 1997, the Company issued its common stock valued at $51,804 as satisfaction of the remaining balance of this debt; purchase of certain medical equipment valued at $20,000 and reimbursement of expenses paid by this executive on behalf of the Company.

         The Company through its Orange Park facility utilizes various diagnostic and office equipment leased by Neurophysiology Associates, Inc. ("NPA"). NPA is 100% owned by the President and Chief Operating Officer of Orange Park. The Company has agreed to compensate NPA in no more or less favorable terms than the original lease calls for. Monthly payments approximate $1,920; annual rent expense approximated $23,000 in 1996 and 1997. Certain payments by the Company are made directly to the third party lessor.

         In July of 1996, the Company entered into a month to month rental arrangement for its regional office (approximately 2,200 square feet) in northeast Florida with Medical Consultants Inc. President and Chief Operating Officer of Orange Park is 100% owner of Medical Consultants, Inc. The agreement calls for rental payments of $1,500 per month. Rent expense for these spaces in 1997 and 1996 totaled $18,000 and $9,000, respectively. The office was closed in March, 1998.

         In July of 1996, a triple net lease became effective between the Company and Sundance Partners II (a Florida general partnership) for a free standing 7,100 medical facility used for Riverside's Diagnostic Center. The facility is located in the Riverside area of Jacksonville, Florida. The lease term is for an initial five years with a one time option to extend for a five year period. Rent expense for 1997 and 1996 approximated $117,000 and $58,000, respectively. Sundance Partners II is 100% owned by the Company's Chief Executive Officer and President.

         In November 1996, the past CEO and the COO loaned the Company approximately $33,000 each. The loans were due on demand and bear an 8% interest rate. In 1997, the officers each accepted stock valued at $121,900 as payment of this indebtedness and unpaid bonuses from 1996.

         One of the Company's directors (currently resigned), a partner of Foley and Lardner, a law firm that is one of the Company's legal counselors. Total expense to the firm amounted to approximately $36,000 in 1996. In 1997, the firm accepted stock value at $150,000 in settlement for the Company's indebtedness which, at the time, approximated that amount.

         In March 1997, the Company borrowed $125,000 from a related party corporation (majority owned by the Company's past CEO and the COO. The proceeds were used to pay property taxes. The loan was due April 29, 1997 and was expected to be paid out of receipts from overdue provider payments. The loan was paid down and a remaining $62,500 remains to be paid and appears in the balance sheet as "Note Due Related Party".

         The Company has contracted with Healthy Services, Inc. which performs bone density diagnostic services. Mr. Curtis Alliston (President and COO) owns 50% interest in Healthy Services. The Company bills and collects for the services rendered and retains a percentage of collection varying from 25% to 50%. Total net fees earned by Healthy Services for 1997 approximate $68,000.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company engages Alan Serna (D.B.A.: Clearway Cleaning) to perform janitorial services and laundry services for the corporate office, Brandon and SunPoint facilities. Mr. Serna is the step son-in-law of Mr. Alliston.

         During 1995 the Company incurred approximately $88,000 in costs related to a potential opening of a new site. Under an agreement with Sundance III (a Florida general partnership), owned jointly by Mr. Taneja and Mr. Alliston, Sundance III was to rent the Company its building for the above mentioned site. However, in the event the Company was to abandon the opening, Sundance III was to sell off the building and reimburse the Company from the proceeds of such sale. In 1996, the project was abandoned, sold and the reimbursement made.

(14)     SUBSEQUENT EVENTS

         On February 23, 1998 the Company entered into a definitive agreement to merge with American Enterprise Solutions, Inc. ("AES"). The transaction is expected to close in the second quarter of 1998. Upon merger the separate existence of AES will cease and the Company, being the surviving corporation, will change its name to American Enterprise Solutions, Inc. It is intended that the merger transaction be, for tax purposes, a tax free reorganization.

         In March of 1998 the Company entered into a private placement Stock Purchase Agreement with AES. The Company issued 500,000 shares of Series A Preferred Stock in exchange for 8,000,000 common shares of Halis, Inc. (OTCBB:HLIS) held by AES and valued at $2,000,000. This value was based upon the market value at the date of exchange less a discount due to, among other things, the exchange being a large block of Halis, Inc. common stock. The Company, at present, intends to utilize a major portion of the Halis, Inc. securities as collateral for securing debt financing and obtaining extended loan or lease terms for existing obligations. The remaining Halis, Inc. securities may be sold to provide cash if needed. Currently, the Company has not determined the time frame required to sell the securities nor the selling price that would be realized upon sale of the Halis, Inc. securities. Therefore, the amount available for potential future cash needs is not known at this time.

         The Preferred Stock has conversion rights at the rate of 44.11 shares of Common Stock to one share of Preferred Stock. A portion of the Preferred Shares were converted giving AES 65% of the total 8,880,000 shares of Common Stock outstanding on March 27, 1998. As part of the merger, the remaining Preferred Shares will also be converted to Common Stock. After a total of 22,057,407 of Common Stock are issued and in accord with appropriate amendments to the Articles of Incorporation, NDI's "old" shareholders will own an aggregate of 12.3% of the post merger Common Stock and AES "new" shareholders will own 87.7%. Subsequently, a reverse stock split will take place.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9 - DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Prior to January 19, 1998, the Board of Directors consisted of Curtis L. Alliston, Jugal K. Taneja, Martin A. Traber, Donald Ward and Susan Carmichael. Mr. Ward resigned as a director effective January 1, 1997. Mr. Traber resigned as director effective March 27, 1997. Susan Carmichael resigned as director effective April 7, 1997. Mr. Taneja resigned as director effective January 19, 1998.

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

JUGAL K. TANEJA, Age 51, was a director, the Chief Executive officer and Secretary of the Company. Mr. Taneja also serves as the Chairman, Chief Executive Officer and director of NuMED Home Health Care, Inc. and Chief Executive Officer and director of NuMED Surgical, Inc., publicly-held entities involved in the home health care and medical equipment industries. He also serves as the President and director of Bancequity Petroleum, Inc. Before his association with Bancapital and NuMED, Mr. Taneja served as Senior Vice President of Union Commerce Bank and Huntington National Bank.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and holders of more than 10% of the Common Stock to file with the Securities Exchange commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms filed with the Company by such person, all such Section 16(a) filing requirements were complied with by such persons in 1997.

ITEM 10 - EXECUTIVE COMPENSATION


                             EXECUTIVE COMPENSATION


The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and President and President of Orange Park. No other executive officer earned more than $100,000 for the fiscal years ended December 31, 1996 and 1997. The directors of the Company receive no compensation.


                                                                                    LONG-TERM
                                        ANNUAL COMPENSATION                     COMPENSATION AWARDS
                                        -------------------                    ---------------------

                              FISCAL                            ALL OTHER      SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION    YEAR     SALARY      BONUS      COMPENSATION          OPTIONS
---------------------------   ------    ------      -----      ------------    ----------------------
Jugal K. Taneja,               1997     75,000         --         7,950                   --
  Chief Executive Officer      1996     75,000     68,015(2)     20,356(1)                --
                               1995     76,250     75,614        18,958(1)            25,000
                               1994     10,000     10,000        16,400(1)                --
                               1993         --         --            --                   --

Curtis L. Alliston,            1997    150,000         --         7,950
  President and Chief          1996    150,000     68,015(2)     20,356(1)                --
  Operating Officer            1995    150,000     69,125        19,708(1)            25,000
                               1994     83,600     54,000         8,700(1)                --
                               1993     75,000         --         6,700(1)                --

Ron Baugh,                     1997    100,000         --        10,200(1)                --
  President of Orange Park

(1)      Represents club dues and automobiles expense allowance.
(2)      Received stock in lieu of payment.



The following tables set forth information with respect to grants of options to purchase shares of Common Stock during 1997 to the executive officers named in the Summary Compensation Table. The amounts shown as potential realizable values on the options are based on assumed annualized rates of appreciation in the price of the Common Stock of 0%, 5% and 10% over the term of the options, as set forth in rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock. There can be no assurance that the potential realizable values reflected in this table will be achieved.

                           STOCK OPTION GRANTS IN 1997

                                                                      MARKET         POTENTIAL REALIZABLE VALUE AT ASSUMED
                                     % OF TOTAL                     PRICE PER             ANNUAL RATES OF STOCK PRICE
                                       OPTIONS                       SHARE OF           APPRECIATION FOR OPTION TERM(2)
                       NUMBERS OF     GRANTED TO                    UNDERLYING       -------------------------------------
                       SECURITIES     EMPLOYEES                    SECURITY ON
                       UNDERLYING     IN FISCAL      EXERCISE        DATE OF     EXPIRATION
     NAME           OPTIONS GRANTED     1997      PRICE PER SHARE   GRANT (1)       DATE          0%        5%         10%
------------------  ---------------  -----------  ---------------  ------------  -----------  ---------  ---------  --------

No options were granted to executive officers in 1997.

---------------

The following table sets forth information concerning each exercise of options during 1997 by the executive officers named in the Summary Compensation Table. No options were outstanding as of December 31, 1997.


                            OPTION EXERCISES IN 1997

                               SHARES ACQUIRED ON
       NAME                         EXERCISE               VALUE REALIZED ($)
-------------------            ------------------          ------------------


No options were exercised by executives in 1997. VALUE REALIZED ($)




ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the Record Date, March 31, 1998, with respect to: (i) each of the Company's directors; (ii) each of the Company's executive officers named in the Summary Compensation Table; (iii) all directors and executive officers of the Company as a group; and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                                                             BENEFICIALLY OWNED
                                                                                            --------------------

NAME                                                                                          SHARES     PERCENT
----                                                                                          ------     -------
Curtis L. Alliston (3)(4) ...............................................................     622,000      7.0%
Directors and executive officers as a group (1 persons)(5) ..............................     622,000      7.0%
Jugal K. Taneja (1)(2) ..................................................................   1,020,000     11.5%
American Enterprise Solutions, Inc. .....................................................   5,786,570     65.2%


(1) The address of Mr. Taneja is 7270 Sawgrass Point Drive, Pinellas Park, Florida 33782.
(2) Includes 100,000 shares of Common Stock held by First Delhi Trust established in 1987 which was established for the benefit of Mr. Taneja's children, over which Mr. Taneja will exercise voting rights; 720,000 shares are held by Twenty First Century Health Care Fund, LLC ("CHCF") over which Mr. Taneja has no economic interest but shares voting rights with other members of CHCF. The 1,020,000 shares shown does not include 115,000 shares held by Mr. Taneja's children, who are over the age of 21 years.

(3) Includes 100,000 shares of Common Stock held by Alliston Family Limited Partnership, which was established for the benefit of Mr. Alliston's children, over which Mr. Alliston will exercise voting rights.
(4) The business address of Mr. Alliston is 755 West Brandon Boulevard, Brandon, Florida 33511.
(5)      Includes notes (1) through (3) above.



ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                              CERTAIN TRANSACTIONS


The Company has an Employee Stock Option Plan ("employee plan") and a Non-employee Director Stock Option plan ("director plan"). Options granted under the employee plan are intended to be incentive stock options. The total number of shares to which options may be granted under the employee and director plans are 200,000 shares. Generally, the exercise price shall be fixed at no less than 100% of the average fair market value of the shares at date of option. During 1996 the Company granted options for 10,000 shares exercisable at $3 per share under the Employee Plan. At December 31, 1997 there are no outstanding options under the Director Plan and there are 10,000 outstanding options under the Employee Plan.

The Company through its Orange Park facility utilizes various diagnostic and office equipment leased by Neurophysiology Associates, Inc ("NPA"). NPA is 100% owned by Ron Baugh, President and Chief Operating Officer of Orange Park. The Company has agreed to compensate NPA in no more or less favorable terms than the original lease calls for. Monthly payments approximate $1,920; annual rent expense approximated $23,000 in 1996 and 1997. Certain payments by the Company are made directly to the third party lessor.

In July of 1996, the Company entered into a month to month rental arrangement for its regional office (approximately 2,200 square feet) in northeast Florida with Medical Consultants Inc. The President and Chief Operating Officer of Orange Park is 100% owner of Medical Consultants, Inc. The agreement calls for rental payments of $1,500 per month. Rent expense for these spaces in 1997 and 1996 totaled $18,000, and $9,000, respectively.

In July of 1996, a triple net lease became effective between the Company and Sundance Partners II (a Florida general partnership) for a free standing 7,100 medical facility used for Riverside's Diagnostic Center. The facility is located in the Riverside area (an old "upscale" residential area) of Jacksonville, Florida. The lease term is for an initial five years with a one time option to extend for a five year period. Rent expense for 1997 and 1996 approximated $117,000, and $58,000, respectively. Sundance Partners II is 100% owned by Messrs. J. Taneja and C. Alliston.

One of the Company's directors (currently resigned) Mr. Traber is a partner of Foley and Lardner, a law firm that is one of the Company's legal counselors. Total expense to the firm amounted to approximately $36,000 in 1996. In 1997, the firm accepted Company stock valued at $150,000 in settlement for the Company's indebtedness which, at the time, approximated that amount.

In November , 1996 J. Taneja and C. Alliston loaned the Company approximately $33,000 each. The loans are due on demand and bear an 8% interest rate. In 1997, the officers each accepted stock valued at $121,900 as payment of this indebtedness and unpaid bonuses from 1996.

At December 31, 1996 the Company is indebted to the President of Orange Park for $33,000 which is reflected in the December 31, 1996 balance sheet in a "Notes due to related parties." During the year the Company reimbursed this executive approximately $10,000 for expenses that he paid on behalf of the Company. In 1997, the Company issued its common stock valued at $51,804 as satisfaction of the balance of this debt, purchase of certain medical equipment valued at $20,000 and reimbursement of expenses paid by this executive on behalf of the Company.

In March of 1997 the Company borrowed $125,000 from a related party corporation (majority owned by Messrs. Taneja and Alliston). The proceeds were used to pay property taxes. The loan was due April 29, 1997 and is expected to be paid out of receipts from overdue provider payments. The loan was paid down and a remaining $62,500 remains to be paid.

The Company has contracted with Healthy Services, Inc. which performs bone density diagnostic services. Mr. Curtis Alliston (President and COO) owns 50% interest in Healthy Services. The Company bills and collects for the services rendered and retains a percentage of collection varying from 25% to 50%. Total net fees earned by Healthy Services for 1997 approximate $68,000.

During 1995 the Company incurred approximately $88,000 in costs related to a potential opening of a new site. Under an agreement with Sundance III (a Florida general partnership), owned jointly by Mr. Taneja and Mr. Alliston, Sundance III was to rent the Company its building for the above mentioned site. However, in the event the Company was to abandon the opening, Sundance III was to sell off the building and reimburse the Company from the proceeds of such sale. In 1996, the project was abandoned, sold and the reimbursement made.

Item 13 - Exhibits and Reports on Form 8-K

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

3.2      By-laws of the Company (Exhibit 3.2 to the Company's Form SB-1
         Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

3.3 Articles of Amendment to Articles of Incorporation (Exhibit 10.50, pages 11-15 of Exhibit B to the Company's Form 8-K dated April 10, 1998 is incorporated by reference herein).

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

10.5 Employment Agreement by and between the Company and Curtis L. Alliston dated November 10, 1995. (Exhibit 10.1 of Company's Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

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

10.8     Professional Services Agreement dated December 21, 1995 between Brandon
         Diagnostic Center, Ltd., SunPoint Diagnostic Center, Inc. and Robert D.
         Marshall, M.D., P.A. (Exhibit 10.8 of Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.9     Purchase Agreement dated February 19, 1996 between National
         Diagnostics, Inc., National Diagnostics/Orange Park, Sundance Partners, and partners (Exhibit 10.9 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

Exhibit
Number                              Description
-------                             -----------
10.10    Agreement of Partnership of Sundance Partners (a Florida partnership)
         dated March 1, 1995. (Exhibit 10.10 of the Company's Form 10-KSB for
         the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.11    Lease Agreement dated September 3, 1991 and modification thereto dated
         August 8, 1992 by and between Brandon Diagnostic Center, Ltd. and Bay
         Land Investment, Inc. relating to a portion of the Company's Brandon, Florida facility. (Exhibit 10.2 to the Company's Form SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.12    Lease Agreement dated February 1, 1992 and modification thereto dated
         August 8, 1992 by and between Brandon Diagnostic Center, Ltd. and Bay
         Land Investment, Inc. relating to a portion of the Company's Brandon, Florida facility. (Exhibit 10.3 to the Company's Form SB-1 Registration
         Statement Reg. No. 33-80612) is incorporated by reference herein).

10.13    Lease Agreement dated January 15, 1993 by and between Brandon
         Diagnostic Center, Ltd. and Bay Land Investment, Inc. relating to a portion of the Company's Brandon, Florida facility. (Exhibit 10.4 to the Company's Form SB-1 Registration Statement (Reg. no. 33-80612) is incorporated by reference herein).

10.14    Lease Agreement dated May 4, 1994 by and between Alpha Associates, Inc.
         and Sun Point Associates, Inc. and Sun Point Associates relating to the
         Company's Ruskin, Florida facility. (Exhibit 10.5 to the Company's for
         SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.15    Equipment Lease Agreement dated September 11, 1991 by and between
         Brandon Diagnostic Center, Ltd. and Siemens Credit Corporation and supplements thereto relating to the Company's magnetic resonance imaging equipment. (Exhibit 10.6 to the Company's Form SB-1
         Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.16    Equipment Lease Agreement dated September 11, 1991 by and between
         Brandon Diagnostic Center, Ltd. and Siemens Credit Corporation and supplement thereto relating to the Company's computer tomography equipment. (Exhibit 10.7 to the Company's Form SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.17    Equipment Lease Agreement dated November 18, 1991 by and between
         Brandon Diagnostic Center, Ltd. and Siemens Credit Corporation and supplements thereto relating to the Company's nuclear medicine equipment. (Exhibit 10.9 to the Company's Form SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.19    Lease Agreement dated September 1, 1994 by and between Highland
         Properties of Gulf Coast, Ltd. and Brandon Diagnostic Center, Ltd.
         relating to the Company's Brandon, Florida facility. (Exhibit 10.21 to Amendment No. 3 to the Company's Form SB-1 Registration Statement (Reg.
         No. 33-80612 is incorporated by reference herein).

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

10.22    Equipment Lease Agreement dated July 19, 1994 by and between Medical
         Consultants of Middleburg, Inc. and Copelco Capital Corporation relating to Orange Park's ultrasound equipment. (Exhibit 10.17 to the Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

Exhibit
Number                              Description
-------                             -----------
10.23    Master Lease Agreement dated June 27, 1994 by and between Alpha
         Associates, Inc. d/b/a Brandon Diagnostic Center and Copelco Leasing
         Corporation and schedules thereto relating to SunPoint's diagnostic imaging equipment. (Exhibit 10.18 to the Company's Form 10-KSB for
         December 31, 1994 is incorporated by reference herein).

10.24    Equipment Lease Agreement dated August 1, 1994 by and between Brandon
         Diagnostic Center, Ltd. and Siemens Credit Corporation relating to
         SunPoint's diagnostic imaging equipment. (Exhibit 10.19 to the Company's Form 10- KSB for December 31, 1994 is incorporated by reference herein).

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

10.29    Services Agreement, dated November 17, 1994, by and between Diagnostic
         Cardiology Associates, P.A. and the Company. (Exhibit 10.24 to the
         Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

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

Exhibit
Number                              Description
-------                             -----------
10.37    Promissory Note and Business Loan Agreement dated December 23, 1996 between Brandon Diagnostic Center, Ltd. and South Hillsborough
         Community Bank related to the purchase of Stereotactic Mammography equipment. (Exhibit 10.37 to the Company's Form 10-KSB for December 31,
         1996 is incorporated by reference herein).

10.38    Equipment Lease Agreement dated January 22, 1997 between Brandon
         Diagnostic Center, Ltd. ("Brandon") and Siemens Credit Corporation relating to Brandon's Sireskop CX. (Exhibit 10.38 to the Company's Form
         10-KSB for December 31, 1996 is incorporated by reference herein).

10.39 Professional Service Agreement, effective February 1, 1997, by and between SunPoint Diagnostic Center, Inc. and TeleQuest, Inc. (Exhibit
         10.39 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.40 Professional Service Agreement, effective February 1, 1997, by and between National Diagnostics/Orange Park, Inc. and TeleQuest, Inc.
         (Exhibit 10.40 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.41 Professional Service Agreement, effective February 1, 1997, by and between Brandon Diagnostic Center, Ltd. and TeleQuest, Inc. (Exhibit
         10.41 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.42    Promissory Note and Security Agreement dated February 18, 1997 between
         National Diagnostics, Inc. and DVI Business Credit Corporation relating to the Company's installment loan. (Exhibit 10.42 to the Company's Form
         10- KSB for December 31, 1996 is incorporated by reference herein).

10.43    Exchange Agreement, dated June 27, 1997 by and between National
         Diagnostics, Inc. and Sudafric Suisse Trustees. (Exhibit 10.43 to the
         Company's Form 8-K dated July 22, 1997 is incorporated by reference herein).

10.44    Professional Services Agreement, dated May 15, 1997 by and between
         National Diagnostics, Inc. and University of Florida, for and on behalf of the Board of Regents of the State of Florida, for the Benefit of the Department of Radiology/UFHSCJ, College of Medicine, University of
         Florida. (Exhibit 10.44 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein.)

10.45    Consulting Agreement, dated May 27, 1997 by and between National
         Diagnostics, Inc. and Capital Access Bureau, Inc. (Exhibit 10.45 to the
         Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.46    Funding Agreement, dated May 27, 1997 by and between National
         Diagnostics, Inc. and Capital Access Bureau, Inc. (Exhibit 10.46 to the
         Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.47    Professional Services Agreement dated August 1, 1997 by and between
         National Diagnostics, Inc. and Nancy C. Lawhon, M.D., P.C. (Exhibit
         10.47 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.48    Loan and Security Agreement, dated October 3, 1997 by and between
         National Diagnostics, Inc., SunPoint Diagnostic Center, Inc., National
         Diagnostics/Orange Park, Inc., National Diagnostics/Riverside, Inc.,
         Alpha Associates, Inc., Alpha Acquisitions, Inc., Brandon Diagnostic
         Center, Ltd., and HealthCare Financial Partners Funding, Inc. (Exhibit
         10.48 to the Company's Form 10-QSB for September 30, 1997 is incorporated by reference herein).

10.49    Merger Agreement dated February 23, 1998 by and between National
         Diagnostics, Inc., a Florida Corporation, and American Enterprise
         Solutions, Inc., a Florida Corporation. (Exhibit 10.49 to the Company's
         Form 8-K dated March 10, 1998 is incorporated by reference herein).

Exhibit
Number                              Description
-------                             -----------
10.50    Stock Purchase Agreement dated March 17, 1998 by and between National
         Diagnostics, Inc., a Florida Corporation and American Enterprise
         Solutions, Inc., a Florida Corporation. (Exhibit 10.50 to the Company's
         Form 8-K dated April 10, 1998 is incorporated by reference herein).

10.51    Professional Services Agreement dated October 13, 1997 by and between
         National Diagnostics, Inc. and Lisa Porter- Grenn, M.D.

10.52    Second Amendment to Merger Agreement by and between National
         Diagnostics, Inc. and American Enterprise Solutions, Inc. effective
         April 29, 1998.

20.1     National Diagnostics, Inc. Offer to Exchange dated July 6, 1995.
         (Exhibit 20.1 to the Company's Form 10-QSB for the period ended June
         30, 1995 is incorporated by reference herein).

21       Subsidiaries of Registrant

23.1     Consent of Independent Certified Public Accountants-Grant Thornton LLP

24 Powers of Attorney (included on signature page) (Exhibit 24 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

27.1     Financial Data Schedule


 (b)     Reports on Form 8-K.

         No Form 8-K was filed by the Company in the fourth quarter of 1997.

         The Company filed on March 10, 1998, a Form 8-K indicating a Merger Agreement dated February 23, 1998 by and between National Diagnostics, Inc., a Florida Corporation, and American Enterprise Solutions, Inc., a Florida Corporation.

         The Company filed on April 10, 1998, a Form 8-K indicating a private placement valued at $2,000,000 wherein National Diagnostics, Inc. issued 500,000 shares of Series A Preferred Stock of NATD to American Enterprise Solutions, Inc. ("AES") in exchange for 8,000,000 shares of Common Stock of Halis, Inc. (OTCBB:HALIS). On March 27, 1998, AES exercised its right to convert 131,185 shares of Series A Preferred Stock for 5,786,570 shares of Common Stock of the Company. After conversion, AES holds 65% of the total 8,880,000shares of Common Stock outstanding.

                                   SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



Date:  May 18, 1998                    NATIONAL DIAGNOSTICS, INC.



                                       By:  /s/ Curtis Alliston
                                            -------------------------------
                                            Curtis L. Alliston
                                            President and Chief Operating
                                            Officer




                                       By:  /s/ Dennis Hult
                                            -------------------------------
                                            Dennis C. Hult
                                            Comptroller

                                  EXHIBIT INDEX

                                                                                  Pagination by
                                                                                   Sequential
Exhibit                                                                             Numbering
Number                         Description of Document                               System
-------                        -----------------------                            -------------
3.1      Articles of Incorporation of the Company (Exhibit 3.1 to the Company's
         Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

3.2      By-laws of the Company (Exhibit 3.2 to the Company's Form SB-1
         Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

3.3 Articles of Amendment to Articles of Incorporation (Exhibit 10.50, pages 11-15 of Exhibit B to the Company's Form 8-K dated April 10, 1998 is incorporated by reference herein).

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

10.5 Employment Agreement by and between the Company and Curtis L. Alliston dated November 10, 1995. (Exhibit 10.1 of Company's Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

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

                                  EXHIBIT INDEX


                                                                                  Pagination by
                                                                                   Sequential
Exhibit                                                                             Numbering
Number                         Description of Document                               System
-------                        -----------------------                            -------------
10.8     Professional Services Agreement dated December 21, 1995 between Brandon
         Diagnostic Center, Ltd., SunPoint Diagnostic Center, Inc. and Robert D.
         Marshall, M.D., P.A. (Exhibit 10.8 of Company's Form 10-KSB for the
         period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.9     Purchase Agreement dated February 19, 1996 between National
         Diagnostics, Inc., National Diagnostics/Orange Park, Sundance Partners, and partners. (Exhibit 10.9 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.10 Agreement of Partnership of Sundance Partners (a Florida partnership) dated March 1, 1995. (Exhibit 10.10 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.11    Lease Agreement dated September 3, 1991 and modification thereto dated
         August 8, 1992 by and between Brandon Diagnostic Center, Ltd. and Bay
         Land Investment, Inc. relating to a portion of the Company's Brandon, Florida facility. (Exhibit 10.2 to the Company's Form SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.12    Lease Agreement dated February 1, 1992 and modification thereto dated
         August 8, 1992 by and between Brandon Diagnostic Center, ltd. and Bay
         Land Investment, Inc. relating to a portion of the Company's Brandon, Florida facility. (Exhibit 10.3 to the Company's Form SB-1 Registration
         Statement Reg. No. 33-80612) is incorporated by reference herein).

10.13    Lease Agreement dated January 15, 1993 by and between Brandon
         Diagnostic Center, Ltd. and Bay Land Investment, Inc. relating to a portion of the Company's Brandon, Florida facility. (Exhibit 10.4 to the Company's Form SB-1 Registration Statement (Reg. no. 33-80612) is incorporated by reference herein).

10.14    Lease Agreement dated May 4, 1994 by and between Alpha Associates, Inc.
         and Sun Point Associates, Inc. and Sun Point Associates relating to the
         Company's Ruskin, Florida facility. (Exhibit 10.5 to the Company's for
         SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.15    Equipment Lease Agreement dated September 11, 1991 by and between
         Brandon Diagnostic Center, ltd. and Siemens Credit Corporation and supplements thereto relating to the Company's magnetic resonance imaging equipment. (Exhibit 10.6 to the Company's Form SB-1
         Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

                                  EXHIBIT INDEX


                                                                                  Pagination by
                                                                                   Sequential
Exhibit                                                                             Numbering
Number                         Description of Document                               System
-------                        -----------------------                            -------------
10.16    Equipment Lease Agreement dated September 11, 1991 by and between
         Brandon Diagnostic Center, Ltd. and Siemens Credit Corporation and
         supplement thereto relating to the Company's computer tomography equipment. (Exhibit 10.7 to the Company's Form SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.17    Equipment Lease Agreement dated November 18, 1991 by and between
         Brandon Diagnostic Center, Ltd. and Siemens Credit Corporation and supplements thereto relating to the Company's nuclear medicine equipment. (Exhibit 10.9 to the Company's Form SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.19    Lease Agreement dated September 1, 1994 by and between Highland
         Properties of Gulf Coast, Ltd. and Brandon Diagnostic Center, Ltd.
         relating to the Company's Brandon, Florida facility. (Exhibit 10.21 to Amendment No. 3 to the Company's Form SB-1 Registration Statement (Reg.
         No. 33-80612 is incorporated by reference herein).

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

10.22    Equipment Lease Agreement dated July 19, 1994 by and between Medical
         Consultants of Middleburg, Inc. and Copelco Capital Corporation relating to Orange Park's ultrasound equipment. (Exhibit 10.17 to the Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.23    Master Lease Agreement dated June 27, 1994 by and between Alpha
         Associates, Inc. d/b/a Brandon Diagnostic Center and Copelco Leasing
         Corporation and schedules thereto relating to SunPoint's diagnostic imaging equipment. (Exhibit 10.18 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.24    Equipment Lease Agreement dated August 1, 1994 by and between Brandon
         Diagnostic Center, ltd. and Siemens Credit Corporation relating to
         SunPoint's diagnostic imaging equipment. (Exhibit 10.19 to the Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

                                  EXHIBIT INDEX


                                                                                  Pagination by
                                                                                   Sequential
Exhibit                                                                             Numbering
Number                         Description of Document                               System
-------                        -----------------------                            -------------
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

10.29    Services Agreement, dated November 17, 1994, by and between Diagnostic
         Cardiology Associates, P.A. and the Company. (Exhibit 10.24 to the
         Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.30    Term Loan Agreement and Revolving Loan Agreement, both dated March 6,
         1994, by and between Brandon Diagnostic Center, Ltd. and SouthTrust
         Bank of West Florida, and related Notes and Security Agreements.
         (Exhibit 10.25 to the Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

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

                                 EXHIBIT INDEX


                                                                                               Pagination by
                                                                                                Sequential
Exhibit                                                                                          Numbering
Number                            Description of Document                                         System
------                            -----------------------                                      --------------
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

10.37 Promissory Note and Business Loan Agreement dated December 23, 1996 between Brandon Diagnostic Center, Ltd. and South Hillsborough
         Community Bank related to the purchase of Stereotactic Mammography equipment. (Exhibit 10.37 to the Company's Form 10-KSB for December 31,
         1996 is incorporated by reference herein.)

10.38    Equipment Lease Agreement dated January 22, 1997 between Brandon
         Diagnostic Center, Ltd. ("Brandon") and Siemens Credit Corporation relating to Brandon's Sireskop CX. (Exhibit 10.38 to the Company's Form
         10-KSB for December 31, 1996 is incorporated by reference herein).

10.39 Professional Service Agreement, effective February 1, 1997, by and between SunPoint Diagnostic Center, Inc. and TeleQuest, Inc. (Exhibit
         10.39 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.40 Professional Service Agreement, effective February 1, 1997, by and between National Diagnostics/Orange Park, Inc. and TeleQuest, Inc.
         (Exhibit 10.40 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.41 Professional Service Agreement, effective February 1, 1997, by and between Brandon Diagnostic Center, Ltd. and TeleQuest, Inc. (Exhibit
         10.41 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.42    Promissory Note and Security Agreement dated February 18, 1997 between
         National Diagnostics, Inc. and DVI Business Credit Corporation relating to the Company's installment loan. (Exhibit 10.39 to the Company's Form
         10-KSB for December 31, 1996 is incorporated by reference herein).

                                 EXHIBIT INDEX


                                                                                               Pagination by
                                                                                                Sequential
Exhibit                                                                                          Numbering
Number                            Description of Document                                         System
------                            -----------------------                                      --------------
10.43    Exchange Agreement, dated June 27, 1997 by and between National
         Diagnostics, nc. and Sudafric Suisse Trustees. (Exhibit 10.43 to the
         Company's Form 8-K dated July 22, 1997 is incorporated by reference herein).

10.44    Professional Services Agreement, dated May 15, 1997 by and between
         National Diagnostics, Inc. and University of Florida, for and on behalf of the Board of Regents of the State of Florida, for the Benefit of the Department of Radiology/ UFHSCJ, College of Medicine, University of
         Florida. (Exhibit 10.44 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein.)

10.45    Consulting Agreement, dated May 27, 1997 by and between National
         Diagnostics, Inc. and Capital Access Bureau, Inc. (Exhibit 10.45 to the
         Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.46    Funding Agreement, dated May 27, 1997 by and between National
         Diagnostics, Inc. and Capital Access Bureau, Inc. (Exhibit 10.46 to the
         Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.47    Professional Services Agreement dated August 1, 1997 by and between
         National Diagnostics, Inc. and Nancy C. Lawhon, M.D., P.C. (Exhibit
         10.47 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.48    Loan and Security Agreement, dated October 3, 1997 by and between
         National Diagnostics, Inc., SunPoint Diagnostic Center, Inc., National
         Diagnostics/Orange Park, Inc., National Diagnostics/Riverside, Inc.,
         Alpha Associates, Inc., Alpha Acquisitions, Inc., Brandon Diagnostic
         Center, Ltd., and HealthCare Financial Partners Funding, Inc. (Exhibit
         10.48 to the Company's Form 10-QSB for September 30, 1997 is incorporated by reference herein).

10.49    Merger Agreement dated February 23, 1998 by and between National
         Diagnostics, Inc., a Florida Corporation, and American Enterprise
         Solutions, Inc., a Florida Corporation. (Exhibit 10.49 to the Company's
         Form 8-K dated March 10, 1998 is incorporated by reference herein).

10.50    Stock Purchase Agreement dated March 17, 1998 by and between National
         Diagnostics, Inc., a Florida Corporation and American Enterprise
         Solutions, Inc., a Florida Corporation. (Exhibit 10.50 to the Company's
         Form 8-K dated April 10, 1998 is incorporated by reference herein).

10.51    Professional Services Agreement dated October 13, 1997 by and between National              67
         Diagnostics, Inc. and Lisa Porter-Grenn, M.D.

10.52    Second Amendment to Merger Agreement by and between National Diagnostics, Inc.              68
         and American Enterprise Solutions, Inc. effective April 29, 1998.

                                                                                               Pagination by
                                                                                                Sequential
Exhibit                                                                                          Numbering
Number                            Description of Document                                         System
------                            -----------------------                                      --------------
20.1     National Diagnostics, Inc. Offer to Exchange dated July 6, 1995.
         (Exhibit 20.1 to the Company's Form 10-QSB for the period ended June
         30, 1995 is incorporated by reference herein).

21       Subsidiaries of Registrant                                                                 72

23.1     Consent of Independent Certified Public Accountants-Grant Thornton LLP                     74

24 Powers of Attorney (included on signature page) (Exhibit 24 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

27.1     Financial Data Schedule                                                                    76



  (b)    Reports on Form 8-K.

         No Form 8-K was filed by the Company in the fourth quarter of 1997.

         The Company filed on March 10, 1998, a Form 8-K indicating a Merger Agreement dated February 23, 1998 by and between National Diagnostics, Inc., a Florida Corporation, and American Enterprise Solutions, Inc., a Florida Corporation.

         The Company filed on April 10, 1998, a Form 8-K indicating a private placement valued at $2,000,000 wherein National Diagnostics, Inc. issued 500,000 shares of Series A Preferred Stock of NATD to American Enterprise Solutions, Inc. ("AES") in exchange for 8,000,000 shares of Common Stock of Halis, Inc. (OTCBB:HALIS). On March 27, 1998, AES exercised its right to convert 131,185 shares of Series A Preferred Stock for 5,786,570 shares of Common Stock of the Company. After conversion, AES holds 65% of the total 8,880,000shares of Common Stock outstanding.