Form 10QSB
period 1998-03-31
NATIONAL DIAGNOSTICS INC
filed 1998-05-22
CIK 925894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


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

Class:  Common Stock, No Par Value       Outstanding at May 18, 1998:  8,880,000

Transitional Small Business Disclosure Format (check one) YES [ ]   NO [X]

                           NATIONAL DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB


                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I.        FINANCIAL STATEMENTS


Item 1. Financial Statements


                 Condensed Consolidated Balance Sheets at
                      December 31, 1997 and March 31, 1998                            3


                 Condensed Consolidated Statements of Operations
                      for the three months ended March 31, 1997
                      and 1998                                                        5


                 Condensed Consolidated Statements of Cash Flows
                      for three months ended March 31, 1997 and 1998                  6


                 Notes to Condensed Consolidated Financial Statements                 7



Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                             9



PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings                                                           11

Item 6. Exhibits and Reports on Form 8-K                                             11


SIGNATURES                                                                           12

ITEM 1.  FINANCIAL STATEMENTS


                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                               March 31,
                                                          December 31,           1998
                                                              1997            (Unaudited)
                                                          ------------       ------------
Current assets:
  Cash                                                    $        -         $     28,107
  Accounts receivable, net of allowance of $1,011,942
     and  $601,350 in 1997 and 1998, respectively            2,058,647          2,610,598
  Prepaid expenses and other current assets                    148,903            198,732
                                                          ------------       ------------

             Total current assets                            2,207,550          2,837,437
                                                          ------------       ------------

Property and equipment
  Less:  accumulated depreciation and                        9,974,924          9,974,924
     amortization                                           (4,574,173)        (4,905,968)
                                                          ------------       ------------

              Net property and equipment                     5,400,751          5,068,956
                                                          ------------       ------------

Other assets:
  Excess of purchase price over net assets acquired,
     net of accumulated amortization of $85,751 and
     $91,870 in 1997 and 1998 respectively                     403,711            397,591
  Deposits                                                      54,941             55,000
  Marketable securities                                            -            2,000,000
  Other                                                         41,894             35,830
                                                          ------------       ------------


              Total other assets                               500,546          2,488,421
                                                          ------------       ------------



                                                          $  8,108,847       $ 10,394,814
                                                          ============       ============


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                               March 31,
                                                          December 31,           1998
                                                              1997            (Unaudited)
                                                          ------------       ------------
Current liabilities:
  Line of credit                                          $  1,309,612       $  1,318,726
  Note payable, other                                           62,500                -
  Notes due to related parties                                     -              178,500
  Current installments of long-term debt                       413,243            398,663
  Current installments of obligations
     under capital leases                                    3,820,933          3,718,776
  Accounts payable                                           1,655,858          1,795,430
  Accrued radiologist fees                                     439,066            318,828
  Accrued expenses, other                                      696,814            875,375
                                                          ------------       ------------

             Total current liabilities                       8,398,026          8,604,298

Long-term liabilities:
  Long-term debt, excluding current installments               594,064            594,064
  Obligations under capital leases,
     excluding current installments                                -                  -
  Deferred lease payments                                      175,136            159,692
                                                          ------------       ------------

             Total liabilities                               9,167,226          9,358,054
                                                          ------------       ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
     shares authorized, 500,000 shares issued and
     368,815 shares outstanding in 1998                            -            1,475,260
  Common stock, no par value, 9,000,000
     shares authorized, 2,628,577 and 8,880,000
     shares issued and outstanding in 1997 and 1998,
     respectively                                                  779              1,936
  Additional paid-in capital                                 2,899,138          3,422,720
  Retained earnings (accumulated deficit)                   (3,958,296)        (3,863,156)
                                                          ------------       ------------

             Net stockholders' equity (deficit)             (1,058,379)         1,036,760
                                                          ------------       ------------

                                                          $  8,108,847       $ 10,394,814
                                                          ============       ============


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three months     Three months
                                              ended             ended
                                            March 31,         March 31,
                                               1997             1998
                                           (Unaudited)       (Unaudited)
                                           -----------       -----------

Revenue, net                               $ 2,576,888       $ 2,797,303
                                           -----------       -----------

Operating expenses:
  Direct operating expenses                  1,398,496         1,231,119
  General and administrative                   967,295         1,052,991
  Depreciation and amortization                366,085           343,979
                                           -----------       -----------

             Total operating expenses        2,731,876         2,628,089
                                           -----------       -----------

             Operating income (loss)          (154,988)          169,214

Interest expense                               169,746           155,540
Other income (loss)                              5,482            81,464
                                           -----------       -----------

Income (loss) before income taxes             (319,252)           95,138

Income taxes                                       -                 -
                                           -----------       -----------

             Net income (loss)             $  (319,252)      $    95,138
                                           ===========       ===========

Net income (loss) per
  common share                             $     (.12)       $       .03
                                           ===========       ===========
Weighted average number of common
  shares outstanding                         2,628,577         3,414,906
                                           ===========       ===========


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three months     Three months
                                                             ended            ended
                                                           March 31,         March 31,
                                                              1997             1998
                                                          (Unaudited)       (Unaudited)
                                                          -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                       $  (319,252)      $    95,138

  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Income taxes                                              -                 -
        Depreciation and amortization                         366,085           343,979
        Provision for bad debts                                (9,519)         (410,591)
        Increase in accounts receivable                      (208,461)         (141,359)
        Loss on disposition of equipment                        2,770               -
        (Increase) decrease in prepaid expenses
           and other current assets                            66,892           (49,829)
        Increase  in accounts payable                         171,333           139,572
        Decrease in accrued radiologist fees                  (46,027)         (120,238)
        Decrease in other accrued expenses                     66,648           178,561
        Decrease in deferred lease payments                   (15,444)          (15,444)
                                                          -----------       -----------
    Net cash provided by operating activities                  75,025            19,789
                                                          -----------       -----------

Cash flows provided (used) by investing activities:
  Purchases of property and equipment                        (138,447)              -
  Increase in organization & other assets                     (63,185)              -
  Increase in deposits                                           (619)              (59)
                                                          -----------       -----------
  Net cash used by investing activities                      (202,251)              (59)
                                                          -----------       -----------

Cash flows provided (used) by financing activities:
  Increase (net) in line of credit                             52,736             9,114
  Repayment of long-term borrowing                            (19,613)          (14,580)
  Proceeds of borrowing from related parties                  125,000           116,000
  Repayment of borrowing from related parties                  (4,166)              -
  Principal payments under capital lease obligations         (135,050)         (102,157)
  Proceeds from borrowing on other notes payable              205,000               -
  Repayments of borrowing on other notes payable              (49,047)
                                                          -----------       -----------

        Net cash (used) by financing activities               174,860             8,377
                                                          -----------       -----------

Net increase (decrease) in cash                                47,634            28,107

Cash at beginning of period                                   104,335               -
                                                          -----------       -----------

Cash at end of period                                     $   151,969       $    28,107
                                                          ===========       ===========

Supplemental disclosure of cash flow information:
  Interest paid                                           $   150,957       $    89,520
                                                          ===========       ===========
  Non-cash investing activity:
  Stock issued in exchange for marketable securities      $       -         $ 2,000,000
                                                          ===========       ===========


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (UNAUDITED)

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

         OPERATIONAL MATTERS AND LIQUIDITY

         The Company had a net profit for the quarter ending March 31, 1998 of $95,138 and at March 31, 1998 has a working capital deficiency of approximately $(5,767,000) after reclassification of all long-term lease payments to current (more fully discussed below). Prior to a private placement for $2,000,000 in securities on March 27, 1998 the Company had a deficiency of net assets of $(963,000) which have collectively resulted in the Company being in default of its major lease and loan agreements. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to maintain its level of profitability and its ability to cure its lease and loan defaults. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for the first quarter of 1998 and its plan for future operations.

         The Company attributes the profit in the first quarter to increased revenues and the effect of cost cutting the Company had undertaken. Additionally, the Company's relatively new start up facility (Orange
         Park) has begun to achieve a level of profitability with a first quarter profit of $73,000 contrasted to a loss of $(195,000) for the corresponding period in 1997. However, due to the expansion and growth the Company's working capital has decreased to the extent that the Company has fallen behind in meeting its lease, vendor and certain loan obligations. Most of the vendors have been cooperative by allowing extended terms. The Company expects to conclude discussions with its major lessor in May of 1998 with a satisfactory solution to cure the default which will bring the leases to current status. Other lessors have also been cooperative with extended terms. During this period the Company has not received a waiver of default from its lessors and therefore, has reclassified all long-term lease obligations to short-term. The Company in February of 1998 entered into a

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Definitive Merger Agreement with American Enterprise Solutions, Inc. ("AES"). In addition to funding the Company on an as need basis (through March 31, 1998 AES has loaned the Company $116,000), on March 27, 1998, AES exchanged securities of Halis, Inc. (OTCBB:HLIS) valued at $2,000,000 for 500,000 shares of the Company's Series A Preferred Stock. The value approximated market value of the Halis, Inc. securities at time of exchange less a volume block discount of approximately 10%. The Company intends to use the greater portion (at least seventy-five percent) or all of the Halis securities as collateral for extended terms on its lease obligations. The Company believes with a continued increase in revenues, cost containment measures and a successful conclusion to discussions with its major lessor that the Company's financial condition will continue to strengthen, though no absolute assurances can be given.

         At March 31, 1998, the market value of the Halis, Inc. securities increased only slightly. At May 19, 1998, the market value decreased by $500,000. Management does not feel there has been a permanent impairment.

2)       PREFERRED STOCK TRANSACTION

         In March, 1997, the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "In the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in capital. This initial value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the company's common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds in the beneficial convertible feature is treated as dividend and is recognized as a return to the preferred shareholder over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e., no valuation discounts allowed) as the full value used in order to determine the intrinsic value dividend. The intrinsic value of the dividends to the preferred shareholder is deducted from the net income before calculating the net loss per common share.

         The Company is not certain that this accounting treatment is applicable to its Preferred Stock transaction, given the unusual facts and circumstances surrounding the Company's transaction. Among other factors, the Company is in a merger process with American Enterprise Solutions, Inc. ("AES") and the Preferred Stock transaction was by and between the Company and AES after the merger process began. The company has made no adjustment to the financial statements for the beneficial conversion feature. If the prescribed accounting as outlined above for the beneficial conversion feature is applicable, there would be no change to total stockholders' equity or to the Company's Net Income. There would be a potential impact on Net Income Available to Common Stockholders and earnings per share. The Company and its business advisors are reviewing the issue.


3)       LEGAL ACTION

         The Company was a defendant in a suit filed on January 5, 1998 by Lake City Medical Group, P.A. for past due rents approximating $16,500. The Company reached an out of court settlement for which the Company agreed to pay $12,000. Payment, as agreed, was paid by the Company on April 6, 1998.

         The Company became aware on May 20, 1998, that Carnegie Capital, Ltd. ("Carnegie Capital") filed suit for foreclosure against the Company and its wholly owned partnership, Sundance Partners for alleged default of a second mortgage note held by Carnegie Capital. The debt outstanding at May 1, 1998, approximates $150,000 plus interest approximating $12,000 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company is currently evaluating its alternatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.


RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 1998 were $2,797,000 compared to $2,577,000 for the same period in 1997, representing a 8% increase. The increase is primarily attributable to an increase in the volume of procedures performed.

Direct operating expenses for the three months ended March 31, 1998 were $1,231,000 compared to $1,398,000 for the same period in 1997, representing a 12% decrease. Direct operating expenses as a percentage of net revenue decreased to 44% from 54% for the three months ended March 31, 1998 and 1997, respectively. The decrease in direct operating expenses was primarily due to the Company achieving lower medical supply costs and radiology fees.

General and administrative expenses for the three months ended March 31, 1998 were $1,053,000 compared to $967,000 for the same period in 1997, representing a 9% increase. A portion of this increase is due to an increase in property taxes on the relatively new equipment acquired for the Riverside start-up.

Depreciation and amortization costs decreased to $344,000 from $366,000 for the quarters ending March 31, 1998 and 1997, respectively. This is primarily attributable to the Riverside start-up costs being fully amortized. Interest expense has decreased to $156,000 from $170,000 for the quarters ending March 31, 1998 and 1997, respectively. This is the result of the amortization of the Company's debt.

The increase in revenues and greater reduction in operating costs for the quarter resulted in a net profit of $95,000 compared to a loss of $(319,000) for the same period in 1997. The relatively new Riverside facility contributed a loss of approximately $(30,000), compared to a loss of $(195,000) for the corresponding 1997 period. The Orange Park facility (its fixed site opened July of 1995) produced a profit of approximately $73,000 compared to the loss of $(122,000) for the same period in 1997. Brandon (the Company's most mature center) experienced a profit of approximately $223,000 compared to a profit of $158,000 for the same period in 1997. The Company attributes the profit to several factors which include: increased revenues; reduction of personnel costs; and containment of radiology fees and medical supply costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company has a working capital deficiency of approximately $(5,767,000) after reclassification of all long-term lease payments to current (more fully discussed below). Prior to a private placement for $2,000,000 in securities on March 27, 1998, the Company had a deficiency of net assets of $(963,000), which have collectively resulted in the Company being in default of its major lease and loan agreements. The Company has been in discussion with its major lessor to obtain a satisfactory arrangement which will cure the defaults. The Company expects to favorably conclude these discussions by the end of May. During this period the Company has not received a waiver of default and therefore, has reclassified its long-term lease obligation to short term. Additionally, the Company is also in default of a second mortgage loan on one of its fixed site facilities. In March of 1998, the Company entered into a private placement with American Enterprise Solutions, Inc. ("AES") wherein it exchanged 500,00 shares of Company Series A Preferred Stock for 8,000,000 shares of Halis, Inc. (OTCBB:HLIS) valued at $2,000,000. The value approximated the market value of the Halis, Inc. securities at the time of exchange less a volume block discount of approximately 10%. The Company intends to use at least seventy-five percent of these securities to collateralize extended terms of its financial obligations and/or liquidate a portion to otherwise help cure the Company's financial arrearages.

In February of 1998, the Company entered into a Definitive Agreement to Merge with AES. Through March 31, 1998, AES has loaned to the Company $116,000 on an as need basis. There is no formal commitment to continue this funding. In March, 1998, AES exercised its conversion right with a portion of its Series A Preferred Stock at the rate of 44.11 shares of Common Stock to one share of Preferred Stock, giving AES 65% of the total 8,880,000 shares of Common Stock outstanding. Subsequently, the CEO/Director of AES was appointed to fill a vacancy on the Board and office of CEO for the Company . The Company, subsequently, has set out to arrange with all vendors a plan which will help the Company become current with its obligations, although, there is no assurance this can be achieved.

The Company has a $2,000,000 line of credit with Health Care Financial Partners, Inc. ('HCFP"), a lender specializing in medical receivables. The lender has a first security interest on all accounts receivable. Interest is a prime plus 2%. The Company had borrowed in excess of the borrowing base availability and at March 31, 1998 the excess and loan balance approximated $19,000 and $1,319.000, respectively. A term loan with HCFP was in arrears approximately $39,000 with a balance at March 31, 1998, of $220,000. HCFP has allowed the Company to make payment of $4,000 per day toward the arrearages. At May 18, 1998, the over advance on the line had been paid back with a loan balance of approximately $1,187,000. At May 18, 1998, the Company had reduced its arrearage on the term loan to $29,000 with a balance approximating $191,000.

In the quarter ending March 31, 1998, the company increased its cash by approximately $28,000. Operations contributed $20,000 of the total increases. Financing contributed $8,000.

The Company had intended to curtail its external expansion (new start-ups or acquisitions) until the Company's current relatively new start-ups achieve acceptable levels of operation, and/or the Company achieved additional capital infusion. It is likely that external expansion will not take place until subsequent to the merger; at which time the Company will evaluate the synergies developing through merger and the recourses available to the Company then develop a plan for further external expansion.

As a result of its cost cutting measures, increasing revenues, its relatively new start-up beginning to achieve profitability, if costs can be contained, if the Company's vendors continue work with the Company, and if the Company is successful in curing its lease and loan defaults, the Company believes that its presently anticipated short-term needs for operation, capital repayments and capital expenditures for its current operations can be satisfied. The Company feels that its ability in the short-term to improve its working capital is reasonably attainable. There is no assurance that these short-term needs can be met.

The Company's long term growth strategies will require additional funds. The Company feels that the financial resources will be more easily attainable subsequent to the merger. In the event that the Company proceeds with the establishment of additional facilities, or encounters favorable acquisition opportunities in the near future, the Company may incur, from time to time, additional indebtedness and attempt to issue equity or debt securities in public or private transactions. There is no assurance that the Company will be successful in securing additional financing or capital through equity or debt securities.

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company's independent certified public accountant's report on the Company's 1997 Financial Statements contained in the Company's Annual Form 10-KSB included a going concern qualification. The information contained in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 remains relevant related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

PART II.                         OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company was a defendant in a suit filed on January 5, 1998 by Lake City Medical Group, P.A. for past due rents approximating $16,500. The Company reached an out of court settlement for which the Company agreed to pay $12,000. Payment, as agreed, was paid by the Company on April 6, 1998.

The Company and its wholly owned partnership, Sundance Partners, were named in a suit of foreclosure filed May 12, 1998, in the Circuit Court in the Fourth Circuit in and for Clay County, State of Florida, Civil Division, by Carnegie Capital, Ltd. ("Carnegie Capital"), a second mortgage note holder. The debt outstanding at May 1, 1998, approximates $150,000 plus interest approximating $12,000 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company is currently evaluating its alternatives.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)          Exhibits

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

10.52 Second Amendment to Merger Agreement by and between National Diagnostics, Inc. and American Enterprise Solutions, Inc. effective April 29, 1998. (Exhibit 10.52 to the Company's Form 10-KSB for December 31, 1997 is incorporated by reference herein).

10.53 First Amendment to Merger Agreement by and between National Diagnostics, Inc. and American Enterprise Solutions, Inc. effective March 17, 1998.

27.1     Financial Data Schedule

         (b)          Reports on Form 8-K

         The Company filed on March 10, 1998, a Form 8-K indicating a Merger Agreement dated February 23, 1998 by and between National Diagnostics, Inc., a Florida Corporation, and American Enterprise Solutions, Inc., a Florida Corporation.

         The Company filed on April 10, 1998, a Form 8-K indicating a private placement valued at $2,000,000 wherein National Diagnostics, Inc. issued 500,000 shares of Series A Preferred Stock of NATD to American Enterprise Solutions, Inc. ("AES") in exchange for 8,000,000 shares of Common Stock of Halis, Inc. (OTCBB:HLIS). On March 27, 1998, AES exercised its right to convert 131,185 shares of Series A Preferred Stock for 5,786,570 shares of Common Stock of the Company. After conversion, AES holds 65% of the total 8,880,000 shares of Common Stock outstanding.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 20, 1998


         NATIONAL DIAGNOSTICS, INC.



         /s/ Curtis Alliston
         -------------------------------------
         Curtis L. Alliston
         President and Chief Operating Officer



         /s/ Dennis Hult
         -------------------------------------
         Dennis C. Hult
         Comptroller

                           NATIONAL DIAGNOSTICS, INC.

                          EXHIBIT INDEX TO FORM 10-QSB




Exhibit
Number                       Description of Document
-------                      -----------------------
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

10.52    Second Amendment to Merger Agreement by and between National
         Diagnostics, Inc. and American Enterprise Solutions, Inc. effective
         April 29, 1998.  (Exhibit 10.52 to the Company's Form 10-KSB for
         December 31, 1997 is incorporated by reference herein).

10.53    First Amendment to Merger Agreement by and between National
         Diagnostics, Inc. and American Enterprise Solutions,
         Inc. effective March 17, 1998.

27.1     Financial Data Schedule

