Form 10QSB/A
period 1998-03-31
NATIONAL DIAGNOSTICS INC
filed 1998-07-30
CIK 925894

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

                        Commission File Number: 0-24696

                           NATIONAL DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

               Florida                                    59-3248917
     ------------------------------         ----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

    755 West Brandon Blvd., Brandon, Florida                33511
    ----------------------------------------                ------
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

Class:  Common Stock, No Par Value     Outstanding at July 27, 1998:  8,880,000

Transitional Small Business Disclosure Format (check one)  YES [ ]      NO [X]

                           NATIONAL DIAGNOSTICS, INC.

                             INDEX TO FORM 10-QSB/A


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
                                                                  ============        ============


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                         March 31,
                                                                  December 31,             1998
                                                                      1997              (Unaudited)
                                                                 -------------         ------------

Current liabilities:
  Line of credit                                                  $  1,309,612         $  1,318,726
  Note payable, other                                                   62,500                    -
  Notes due to related parties                                               -              178,500
  Current installments of long-term debt                               413,243              398,663
  Current installments of obligations
     under capital leases                                            3,820,933            3,718,776
  Accounts payable                                                   1,655,858            1,795,430
  Accrued radiologist fees                                             439,066              318,828
  Accrued expenses, other                                              696,814              875,375
                                                                  ------------         ------------

             Total current liabilities                               8,398,026            8,604,298

Long-term liabilities:
  Long-term debt, excluding current installments                       594,064              594,064
  Obligations under capital leases,
     excluding current installments                                          -                    -
  Deferred lease payments                                              175,136              159,692
                                                                  ------------         ------------

             Total liabilities                                       9,167,226            9,358,054
                                                                  ------------         ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
     shares authorized, 500,000 shares issued and
     368,815 shares outstanding in 1998                                      -            1,475,260
  Common stock, no par value, 9,000,000
     shares authorized, 2,628,577 and 8,880,000
     shares issued and outstanding in 1997 and 1998,
     respectively                                                          779                1,936
  Additional paid-in capital                                         2,899,138            3,422,720
  Retained earnings (accumulated deficit)                           (3,958,296)         ( 3,863,156)
                                                                  ------------         ------------

             Net stockholders' equity (deficit)                     (1,058,379)           1,036,760
                                                                  -------------        ------------

                                                                  $  8,108,847         $ 10,394,814
                                                                  ============         ============

See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Three months          Three months
                                                                     ended                 ended
                                                                    March 31,            March 31,
                                                                      1997                  1998
                                                                  (Unaudited)           (Unaudited)
                                                                 -------------         ------------
Revenue, net                                                     $   2,576,888         $  2,797,303
                                                                 -------------         ------------

Operating expenses:
  Direct operating expenses                                          1,398,496            1,231,119
  General and administrative                                           967,295            1,052,991
  Depreciation and amortization                                        366,085              343,979
                                                                 -------------         ------------

             Total operating expenses                                2,731,876            2,628,089
                                                                 -------------         ------------

             Operating income (loss)                                  (154,988)             169,214

Interest expense                                                       169,746              155,540
Other income (loss)                                                      5,482               81,464
                                                                 -------------         ------------

Income (loss) before income taxes                                     (319,252)              95,138

Income taxes                                                                 -                    -
                                                                 -------------         ------------

             Net income (loss)                                        (319,252)              95,138

Dividends to preferred shareholders (intrinsic value of
   beneficial conversion features - see Note 2)                              -           25,568,750
                                                                 -------------         ------------

Net loss available to common shareholders                        $    (319,252)        $(25,473,612)
                                                                 =============         ============

Net (loss) per
  common share                                                   $       ( .12)        $      (7.46)
                                                                 =============         ============

Weighted average number of common
  shares outstanding                                                 2,628,577            3,414,906
                                                                 =============         ============






See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three months         Three months
                                                                      ended                ended
                                                                     March 31,            March 31,
                                                                       1997                 1998
                                                                   (Unaudited)          (Unaudited)
                                                                   -----------          -----------
Cash flows from operating activities:
  Net income (loss)                                               $   (319,252)         $    95,138
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Income taxes                                                         -                    -
        Depreciation and amortization                                  366,085              343,979
        Provision for bad debts                                         (9,519)            (410,591)
        Increase in accounts receivable                               (208,461)            (141,359)
        Loss on disposition of equipment                                 2,770                    -
        (Increase) decrease in prepaid expenses
           and other current assets                                     66,892              (49,829)
        Increase in accounts payable                                   171,333              139,572
        Decrease in accrued radiologist fees                           (46,027)            (120,238)
        Decrease in other accrued expenses                              66,648              178,561
        Decrease in deferred lease payments                            (15,444)             (15,444)
                                                                  ------------          -----------
    Net cash provided by operating activities                           75,025               19,789
                                                                  ------------          -----------

Cash flows provided (used) by investing activities:
  Purchases of property and equipment                                 (138,447)                   -
  Increase in organization & other assets                              (63,185)                   -
  Increase in deposits                                                    (619)                 (59)
                                                                  ------------          -----------
  Net cash used by investing activities                               (202,251)                 (59)
                                                                  ------------          -----------

Cash flows provided (used) by financing activities:
  Increase (net) in line of credit                                      52,736                9,114
  Repayment of long-term borrowing                                     (19,613)             (14,580)
  Proceeds of borrowing from related parties                           125,000              116,000
  Repayment of borrowing from related parties                           (4,166)                   -
  Principal payments under capital lease obligations                  (135,050)            (102,157)
  Proceeds from borrowing on other notes payable                       205,000                    -
  Repayments of borrowing on other notes payable                       (49,047)
                                                                  ------------          -----------

        Net cash (used) by financing activities                        174,860                8,377
                                                                  ------------          -----------

Net increase (decrease) in cash                                         47,634               28,107

Cash at beginning of period                                            104,335                    -
                                                                  ------------          -----------

Cash at end of period                                             $    151,969          $    28,107
                                                                  ============          ===========

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED


Supplemental disclosure of cash flow information:
  Interest paid                                                   $    150,957          $    89,520
                                                                  ============          ===========
  Non-cash investing activity:
  Stock issued in exchange for marketable securities              $          -          $ 2,000,000
                                                                  ============          ===========


The Company recognized $25,568,750 of preferred dividends for the first quarter of 1998 based on the intrinsic value of beneficial conversion features (see
Note 2).


See Accompanying Notes.

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 1998
                                  (UNAUDITED)

1)       SIGNIFICANT ACCOUNTING POLICIES

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

         The Company attributes the profit in the first quarter to increased revenues and the effect of cost cutting the Company had undertaken. Additionally, the Company's relatively new start up facility (Orange
         Park) has begun to achieve a level of profitability with a first quarter profit of $73,000 contrasted to a loss of $(195,000) for the corresponding period in 1997. However, due to the expansion and growth the Company's working capital has decreased to the extent that the Company has fallen behind in meeting its lease, vendor and certain loan obligations. Most of the vendors have been cooperative by allowing extended terms. The Company expects to conclude discussions with its major lessor in July of 1998 with a satisfactory solution to cure the default which will bring the leases to current status. Other lessors have also been cooperative with extended terms. During this period the Company has not received a waiver of default from its lessors and therefore, has reclassified all long-term lease obligations to short-term. The Company, in February of 1998,

                          NATIONAL DIAGNOSTICS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         entered into a Definitive Merger Agreement with American Enterprise Solutions, Inc. ("AES"). In addition to funding the Company on an as need basis (through March 31, 1998 AES has loaned the Company $116,000), on March 27, 1998, AES exchanged securities of Halis, Inc. (OTCBB:HLIS) valued at $2,000,000 for 500,000 shares of the Company's Series A Preferred Stock. The value approximated market value of the Halis, Inc. securities at time of exchange less a volume block discount of approximately 10%. The Company intends to use the greater portion (at least seventy-five percent) or all of the Halis securities as collateral for extended terms on its lease obligations. The Company believes with a continued increase in revenues, cost containment measures and a successful conclusion to discussions with its major lessor that the Company's financial condition will continue to strengthen, though no absolute assurances can be given.

         At March 31, 1998, the market value of the Halis, Inc. securities increased only slightly. At July 27, 1998, the market value increased by $560,000.

2)       PREFERRED STOCK TRANSACTION

         In March, 1997, the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in capital. This initial value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the company's common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds in the beneficial convertible feature is treated as dividend and is recognized as a return to the preferred shareholder over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e., no valuation discounts allowed) as the full value used in order to determine the intrinsic value dividend. The intrinsic value of the dividends to the preferred shareholder is deducted from the net income before calculating the net loss per common share. The intrinsic value of beneficial conversion features to preferred shareholders is $25,568,750. Upon merger with AES, the effect of the beneficial conversion features is reversed.

3)       LEGAL ACTION

         The Company was a defendant in a suit filed on January 5, 1998 by Lake City Medical Group, P.A. for past due rents approximating $16,500. The Company reached an out of court settlement for which the Company agreed to pay $12,000. Payment, as agreed, was paid by the Company on April 6, 1998.

         The Company became aware on May 20,1998, that Carnegie Capital, Ltd. ("Carnegie Capital") filed suit for foreclosure against the Company and its wholly owned partnership, Sundance Partners for alleged default of a second mortgage note held by Carnegie Capital. The debt outstanding at July 1, 1998, approximates $150,000 plus interest approximating $14,000 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company has filed a counter suit alleging certain improprieties on the part of Carnegie Capital.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company has a working capital deficiency of approximately $(5,767,000) after reclassification of all long-term lease payments to current (more fully discussed below). Prior to a private placement for $2,000,000 in securities on March 27, 1998, the Company had a deficiency of net assets of $(963,000), which have collectively resulted in the Company being in default of its major lease and loan agreements. The Company has been in discussion with its major lessor to obtain a satisfactory arrangement which will cure the defaults. The Company expects to favorably conclude these discussions by the end of July. During this period the Company has not received a waiver of default and therefore, has reclassified its long-term lease obligation to short term. Additionally, the Company is also in default of a second mortgage loan on one of its fixed site facilities. In March of 1998, the Company entered into a private placement with American Enterprise Solutions, Inc. ("AES") wherein it exchanged 500,000 shares of Company Series A Preferred Stock for 8,000,000 shares of Halis, Inc. (OTCBB:HLIS) valued at $2,000,000. The value approximated the market value of the Halis, Inc. securities at the time of exchange less a volume block discount of approximately 10%. The Company intended to use at least seventy-five percent of these securities to collateralize extended terms of its financial obligations and/or liquidate a portion to otherwise help cure the Company's financial arrearages.

In February of 1998, the Company entered into a Definitive Agreement to Merge with AES. Through March 31, 1998, AES has loaned to the Company $116,000 on an as need basis. There is no formal commitment to continue this funding. In March, 1998, AES exercised its conversion right with a portion of its Series A Preferred Stock at the rate of 44.11 shares of Common Stock to one share of Preferred Stock, giving AES 65% of the total 8,880,000 shares of Common Stock outstanding. Subsequently, the CEO/Director of AES was appointed to fill a vacancy on the Board and office of CEO for the Company. The Company, subsequently, has set out to arrange with all vendors a plan which will help the Company become current with its obligations, although, there is no assurance this can be achieved.

The Company has a $2,000,000 line of credit with Health Care Financial Partners, Inc. ("HCFP"), a lender specializing in medical receivables. The lender has a first security interest on all accounts receivable. Interest is a prime plus 2%. The Company had borrowed in excess of the borrowing base availability and at March 31, 1998 the excess and loan balance approximated $19,000 and $1,319.000, respectively. A term loan with HCFP was in arrears approximately $39,000 with a balance at March 31, 1998, of $220,000. HCFP has allowed the Company to make payment of $4,000 per day toward the arrearages. At July 27, 1998, the over advance on the line approximated $6,000 with a loan balance of approximately $1,130,000. At July 27, 1998, the Company had reduced its arrearage on the term loan to $9,000 with a balance approximating $152,000.

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

The Company and its wholly owned partnership, Sundance Partners, were named in a suit of foreclosure filed May 12, 1998, in the Circuit Court in the Fourth Circuit in and for Clay County, State of Florida, Civil Division, by Carnegie Capital, Ltd. ("Carnegie Capital"), a second mortgage note holder. The debt outstanding at July 1, 1998, approximates $150,000 plus interest approximating $14,000 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company has filed a counter suit alleging certain improprieties on the part of Carnegie Capital.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed as part of this report:

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

27.1     Financial Data Schedule (for SEC use only)

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

Date: July 30, 1998


                                    NATIONAL DIAGNOSTICS, INC.



                                    /s/ Curtis Alliston
                                    -------------------------------------
                                    Curtis L. Alliston
                                    President and Chief Operating Officer



                                    /s/ Dennis Hult
                                    -------------------------------------
                                    Dennis C. Hult
                                    Comptroller

                           NATIONAL DIAGNOSTICS, INC.

                          EXHIBIT INDEX TO FORM 10-QSB


Exhibit
Number                     Description of Document                                  Page
------                     -----------------------                                  ----
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

10.52    Second Amendment to Merger Agreement by and between National
         Diagnostics, Inc. and American Enterprise Solutions, Inc. effective
         April 29, 1998. (Exhibit 10.52 to the Company's unamended Form 10-KSB for March 31, 1998 is incorporated by reference herein).

10.53    First Amendment to Merger Agreement by and between National
         Diagnostics, Inc. and American Enterprise Solutions, Inc. effective
         March 17, 1998. (Exhibit 10.53 to the Company's unamended Form 10-KSB for March 31, 1998 is incorporated by reference herein).

27.1     Financial Data Schedule (for SEC use only)
