Form 10QSB
period 1998-06-30
NATIONAL DIAGNOSTICS INC
filed 1998-08-19
CIK 925894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-24696


                           NATIONAL DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


            Florida                                             59-3248917
            -------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


755 West Brandon Blvd., Brandon, Florida                          33511
----------------------------------------                          -----
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, including area code:  (813) 882-6567

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class:  Common Stock, No Par Value               Outstanding at August 13, 1998,
                                                 8,880,000

Transitional Small Business Disclosure Format (check one)     YES [ ]     NO [X]

                           NATIONAL DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB



                                                                           Page
                                                                          Number
                                                                          ------
PART I.      FINANCIAL STATEMENTS


Item 1.  Financial Statements


             Condensed Consolidated Balance Sheets at
                    December 31, 1997 and June 30, 1998                      3

             Condensed Consolidated Statements of Operations
                    for the three and six months ended June 30,
                    1997 and 1998                                            5


             Condensed Consolidated Statements of Cash Flows
                    for the three and six months ended
                    June 30, 1997 and 1998                                   6


             Notes to Condensed Consolidated Financial Statements            8



Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10



PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                  13

ITEM - 1.
                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       ASSETS
                                                                                                                 June 30,
                                                                                     December 31,                 1998,
                                                                                         1997                  (Unaudited)
                                                                                    -------------              -----------
Current Assets:
   Accounts receivable, net of allowance of $678,700
     and 1,011,942 in 1998 and 1997 respectively                                   $   2,058,647             $   2,518,717
   Prepaid expenses and other current assets                                             148,903                   141,834
                                                                                   -------------             -------------

             Total current assets                                                      2,207,550                 2,660,551
                                                                                   -------------             -------------

   Property and equipment                                                              9,974,924                 9,976,773
     Less:  accumulated depreciation and
       amortization                                                                   (4,574,173)               (5,235,994)
                                                                                   -------------             -------------

             Net property and equipment                                                5,400,751                 4,740,779
                                                                                   -------------             -------------

Other assets:
  Excess of purchase price over net assets acquired,
    net of accumulated amortization of $85,751 and
    $61,274 in 1997 and 1996 respectively                                                403,711                   391,471
Deposits                                                                                  54,941                    55,103
Marketable securities                                                                          -                 1,874,618
Other                                                                                     41,894                    29,847
                                                                                   -------------             -------------

         Total other assets                                                              500,546                 2,351,039
                                                                                   -------------             -------------


                                                                                   $   8,108,847             $    9,752,369
                                                                                   =============             ==============





See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                                 June 30,
                                                                                      December 31,                1998,
                                                                                         1997                  (Unaudited)
                                                                                   ---------------             -----------
Current liabilities:
  Lines of credit                                                                  $   1,309,612             $   1,109,303
  Note due to related party                                                               62,500                   243,500
  Note payable, other                                                                                              152,156
  Current installments of long-term debt                                                 413,243                   388,000
  Current installments of obligations
   under capital leases                                                                3,820,933                 3,447,989
  Accounts payable                                                                     1,655,858                 2,144,508
  Accrued radiologist fees                                                               439,066                   284,040
  Accrued expenses other                                                                 696,814                   950,436
                                                                                   -------------             -------------

          Total current liabilities                                                    8,398,026                 8,719,932

Long-term liabilities:
  Long-term debt, excluding current installments                                         594,064                   364,139
  Obligations under capital leases,
   excluding current installments                                                                                  224,000
  Deferred lease payments                                                                175,136                   144,249
                                                                                   -------------             -------------

          Total liabilities                                                            9,167,226                 9,452,320
                                                                                   -------------             -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
   shares authorized, 500,000 shares issued
   and 368,815 shares outstanding in 1998                                                      -                 1,475,260
  Common stock, no par value, 9,000,000
   shares authorized, 3,093,430 and 8,880,000
   shares issued and outstanding in 1997 and 1998                                            779                     1,936
  Additional paid-in capital                                                           2,899,138                 3,422,720
  Retained earnings:
   Unappropriated (accumulated deficit)                                               (3,958,296)               (4,474,485)
   Accumulated other comprehensive income:
     net unrealized loss on marketable securities                                                                 (125,382)
                                                                                   -------------             -------------
       Net stockholders' equity (deficit)                                             (1,058,379)                  300,049
                                                                                   -------------             -------------

                                                                                   $   8,108,847             $   9,752,369
                                                                                   =============             =============

See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three months      Three months       Six months        Six months
                                                                    Ended             Ended            Ended             Ended
                                                                June 30, 1997     June 30, 1998    June 30, 1997     June 30, 1998
                                                                 (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
                                                                -------------     -------------    -------------     -------------
Revenue, net                                                    $   2,612,347     $   2,320,991    $   5,189,235     $   5,118,294
                                                                -------------     -------------    -------------     -------------
Operating expenses:
  Direct operating expenses                                         1,497,388         1,394,089        2,895,834         2,625,208
  General and administrative                                        1,012,833         1,023,464        1,980,128         2,076,455
  Depreciation and amortization                                       372,842           342,130          738,927           686,109
                                                                -------------     -------------    -------------     -------------
           Total operating expenses                                 2,883,013         2,759,683        5,614,889         5,387,772
                                                                -------------     -------------    -------------     -------------
           Operating loss                                            (270,666)         (438,692)        (425,654)         (269,478)

Interest expense                                                      188,528           172,645          358,274           328,185
Other income                                                              299                10            5,781            81,474
                                                                -------------     -------------    -------------     -------------

Loss before income taxes                                             (458,895)         (611,327)        (778,147)         (516,189)

Income taxes                                                                -                 -                -                 -
                                                                -------------     -------------    -------------     -------------
          Net loss                                                   (458,895)         (611,327)        (778,147)         (516,189)
                                                                -------------     -------------    -------------     -------------
Dividends to preferred shareholders (intrinsic value of
   beneficial conversion features - see Note 2)                             -                 -                -       (25,473,612)
                                                                -------------     -------------    -------------     -------------

Net loss available to common shareholders                       $    (458,895)    $    (611,327)   $    (778,147)    $ (25,989,801)
                                                                =============     =============    =============     =============

Net (loss) per common share                                     $        (.17)    $        (.07)   $        (.29)    $       (4.04)
                                                                =============     =============    =============     =============

Weighted average number of common
 shares outstanding                                                 2,714,341         8,880,000        2,671,696         6,432,943
                                                                =============     =============    =============     =============

Other comprehensive income (loss):
   Net loss                                                     $    (458,895)    $    (611,327)   $    (778,147)    $    (516,189)
   Other comprehensive income (loss), net of tax:
    Unrealized loss on securities                                           -          (125,382)               -          (125,382)
                                                                -------------     -------------    -------------     -------------
   Comprehensive income (loss)                                  $    (458,895)    $    (736,709)   $    (778,147)    $    (641,571)
                                                                =============     =============    =============     =============


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three months      Three months       Six months        Six months
                                                                   Ended             Ended             Ended             Ended
                                                                June 30, 1997     June 30, 1998    June 30, 1997     June 30, 1998
                                                                 (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
                                                                -------------     -------------    -------------     -------------
Cash flows from operating activities:
  Net (loss)                                                    $    (458,895)    $    (611,327)   $   (778,147)     $    (516,189)
  Adjustments to reconcile net (loss) to
     net cash provided by operating activities:
       Income taxes
       Depreciation and amortization                                  372,842           342,130         738,927            686,109
       Provision for Bad Debts                                         80,872            77,347          71,353           (333,244)
       (Increase) decrease in accounts receivable                     (70,618)           14,531        (279,079)          (126,828)
       Loss on disposition of equipment                                     -                             2,770                  -
       Decrease in prepaid
       expenses and other current assets                               16,093            56,898          82,985              7,069
       Increase in accounts payable                                   169,072           349,078         340,405            488,650
       Increase (decrease) in accrued radiologist fees                118,882           (34,788)         72,855           (155,026)
       Increase (decrease) in other accrued expenses                  (93,172)           75,061         (26,524)           253,622
       Decrease in deferred lease payments                            (14,251)          (15,443)        (29,695)           (30,887)
                                                                -------------     -------------    ------------      -------------

        Net cash provided by operating activities                     120,825           253,487         195,850            273,276
                                                                -------------     -------------    ------------      -------------

Cash flows provided (used) by investing activities:
  Purchases of property and equipment                                 (78,841)           (1,849)       (217,288)            (1,849)
  Increase in deposits                                                   (200)             (103)           (819)              (162)
  Increase in organization & start-up costs                            (3,403)                          (66,588)                 -
                                                                -------------     -------------    ------------      -------------
      Net cash used by investing activities                           (82,444)           (1,952)       (284,695)            (2,011)
                                                                -------------     -------------    ------------      -------------
Cash flows provided (used) by financing activities:
  Increase in line of credit                                          178,100          (209,423)        230,836           (200,309)
  Proceeds from long-term borrowings                                  150,000                 -         150,000                  -
  Repayment of long-term borrowings                                   (18,637)          (19,802)        (38,250)           (34,382)
  Proceeds of borrowing from related parties                                -            65,000         125,000            181,000
  Repayment of borrowing from related parties                          (2,001)                -          (6,167)                 -
  Proceeds from other notes payable                                         -                           205,000                  -
  Repayment of other notes payable                                    (93,165)          (68,630)       (142,212)           (68,630)
  Principal payments under capital lease obligations                 (331,773)          (46,787)       (466,823)          (148,944)
                                                                -------------     -------------    ------------      -------------

      Net cash provided (used) by financing activities               (117,476)         (279,642)         57,384           (271,265)
                                                                -------------     -------------    ------------      -------------

Net decrease in cash                                                  (79,095)          (28,107)        (31,461)                 -

Cash at beginning of period                                           151,969            28,107         104,335                  -
                                                                -------------     -------------    ------------      -------------

Cash at end of period                                           $      72,874     $           -    $     72,874      $           -
                                                                =============     =============    ============      =============

                                                                     (continued)


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                Three months      Three months       Six months        Six months
                                                                   Ended             Ended             Ended             Ended
                                                                June 30, 1997     June 30, 1998    June 30, 1997     June 30, 1998
                                                                 (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
                                                                -------------     -------------    -------------     -------------
Supplemental disclosure of cash
  flow information - Interest paid                              $     251,330     $      86,416    $     402,287     $     175,936
                                                                =============     =============    =============     =============

      Stock issued as satisfaction for trade creditor debt      $     175,520     $                $     175,520     $
                                                                =============     =============    =============     =============

      Stock issued for equipment acquisition                    $      20,000     $                $      20,000     $
                                                                =============     =============    =============     =============

      Stock issued as satisfaction of related party debt        $     275,604     $                $     275,604     $
                                                                =============     =============    =============     =============

      Stock issued in exchange for marketable securities        $   1,800,000     $                $   1,800,000     $   2,000,000
                                                                =============     =============    =============     =============

      Asset added under capital lease                           $      68,925     $                $     265,580     $
                                                                =============     =============    =============     =============



















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


          OPERATIONAL MATTERS AND LIQUIDITY

          The Company has a net loss for the quarter ending June 30, 1998 of $516,189 and at June 30, 1998 has a working capital deficiency of approximately $6,059,000 after reclassification of the Company's major long-term lease commitments to current (more fully discussed below). Prior to a private placement for $2,000,000 in securities on March 27, 1998, the Company had a deficiency of net assets of ($963,000). Collectively, these factors have resulted in the Company being in default of its major lease and loan agreements. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon either the Company's ability to succeed in its future operations and its ability to cure its lease and loan defaults. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for the second quarter of 1998 and its plan to improve future results.


          The Company attributes the loss in the second quarter primarily to losses sustained by its relatively new start up facilities, which experienced a loss in revenues in the second quarter. The Orange Park facility experienced a 44% decrease in net revenue (approximately $388,000) from that of the corresponding quarter in the previous year which resulted in a loss approximating $232,000 compared to a $61,000 loss for the same quarter in 1997. The Riverside facility had a loss of $195,000 compared to a loss of $188,000 in the corresponding quarter of 1997. Due to losses experienced in the Company's relatively new start up facilities and the Company's expansion and growth the Company's working capital has decreased to the extent that the Company had fallen behind in meeting its lease, vendor and certain loan obligations. During the quarter, the Company has negotiated with many of its major vendors, lessors, and lending institutions terms, which will allow the Company to bring its obligations current by year-end. The Company is actively

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          seeking financing alternatives for it accounts receivables as a result of its current asset lender imposing unfavorable loan restrictions on the Company as a result of the change in control of the Company. The Company expects to close on a refinancing package with its major lessor by the end of August, which will bring its lease obligations current. During this period the Company has not received a waiver of default from its lessors and therefore, has reclassified its long-term lease obligation to short-term.


          The Company is continuing with its merger plans with American Enterprise Solutions, Inc. ("AES") and hopes to complete the merger process by third quarter end. AES has loaned the Company approximately $181,000 through June 30, 1998. The Company believes with a successful conclusion to its financing arrangements, and an increase in revenues, its financial condition will strengthen; though no absolute assurances can be given.

          At June 30, 1998, the market value of the Company's marketable securities decrease slightly to $1,874,618. The Company believes the decline to be temporary. The Company recorded an unrealized net loss on securities of $125,382.


(2)   PREFERRED STOCK TRANSACTION

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


(3)   LEGAL ACTION

          On May 20,1998, Carnegie Capital, Ltd. ("Carnegie Capital") filed suit for foreclosure against the Company and its wholly owned partnership, Sundance Partners for alleged default of a second mortgage note held by Carnegie Capital. The debt outstanding at July 31, 1998, approximates $150,000 plus interest approximating $14,000 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company has filed a counter suit alleging certain improprieties on the part of Carnegie Capital.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM- 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the second quarter ended June 30, 1998 were $2,320,991 compared to $2,612,347 for the same period in 1997, representing an 11% decrease. The decrease is primarily attributable to the Company's two relatively new start up facilities. Year to date revenues are down a modest 1%.

Direct operating expenses for the second quarter ended June 30, 1998 were $1,394,089 compared to $1,497,388 for the same period in 1997, representing a 7% decrease. Direct costs as a percent of net revenue increased slightly by 2.8%, with a year to date decline of 4.6%. This over all decrease is the result of the Company achieving lower medical supply costs.

General and administrative expenses for the second quarter ended June 30, 1998 were $1,023,464 compared to $1,012,833 for the same period in 1997, representing a 1% increase. The increase is primarily attributable to an increase in property taxes on the relatively new equipment for the Riverside facility. Depreciation and amortization costs decreased to $342,000 from $373,000 for the quarters ending June 30, 1998 and 1997, respectively. This is primarily attributable to the Riverside start-up costs being fully amortized. Interest expense has decreased to $173,000 from $189,000 for the quarters ending June 30, 1998 and 1997, respectively. This is due primarily from the amortization of Company debt.

The decrease in operating costs was not sufficient to offset the decrease in revenues resulting in a quarter loss of $605,000 compared to $459,000 for the same period in 1997. The relatively new Riverside facility contributed a $195,000 loss compared to a $188,000 for the same period in 1997. The Orange Park facility (its fixed site opened July of 1995) incurred a loss of $232,000 compared to a $61,000 loss for the quarter in 1997. The Brandon facility experienced a profit of $8,000 compared to a $31,000 profit in 1997. The Sun Point facility posted an $18,000 loss for the quarter compared to a loss of $23,000 for the same period in 1997. The Company has not determined if the decrease in revenues experienced in the 2nd quarter will continue through the 3rd quarter.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company has a working capital deficiency of approximately $6,059,000 after the reclassification of its major long-term lease obligations to current (more fully discussed below). Prior to a private placement for $2,000,000 in marketable securities on March 27, 1998, the Company has a deficiency of net assets of approximately $963,000, which collectively resulted in the Company being in default of its major lease and loan agreements. The Company is concluding discussions with its major lessor whereby the Company expects to enter into a refinancing agreement, which will cure the defaults. During this discussion period the Company has not received a waiver of default and therefore, has reclassified its long-term lease obligation to short-term. Additionally, the Company is in default of a second mortgage loan on one of its fixed site facilities. The lender filed a suit of foreclosure on May 12, 1998. The Company has filed a counter suit alleging certain improprieties on the part of the lender (see the Company's Form 10-QSB for March 31, 1998).

The Company's marketable securities experienced a market decline and has valued them at $1,874,618 at June 30, 1998. The Company believes this market decline to be of a temporary nature.

The Company is continuing in the merger process with American Enterprise Solutions, Inc. ("AES"). The Company hopes to consummate the merger in the third quarter of 1998. During this period the Company has negotiated terms with many of its vendors which will allow the Company to become current on its obligation be year end. To this end AES has loaned to the Company on an as needed basis $181,000 through June 30, 1998.

The Company has a $2,000,000 line of credit with Health Care Financial Partners, Inc. ("HCFP"). The lender has a first security interest on all accounts receivable. HCFP considers the Company to be in technical default of a loan covenant, wherein HCFP has not approved the change of control that resulted when AES acquired a majority interest in the Company. Subsequently, HCFP has required acceleration of a term loan with payment of $4,000 per day toward the balance of $152,000 remaining at June 30, 1998, and has increased the interest rate to 15% from prime plus 2%. At August 12th, the term loan was paid through October 1998, with a balance of $112,000. At June 30, 1998, due to a change in liquidity factors, the Company became over borrowed on its line of credit by approximately $65,000. The Company eliminated this overage by July 29, 1998. At August 12, 1998, the Company's loan balance on its line of credit was $1,018,000, with zero availability. The Company is actively pursuing alternative financing.

In the quarter ending June 30, 1998, the company's cash remained unchanged. Operations contributed $253,000. Financing utilized $2,000 and the remaining cash was used for debt retirement.

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

As a result of its cost cutting measures, if the Company can increase revenues, return to profitability, if costs can be contained, if the Company's vendors continue work with the Company, and if the Company is successful in curing its lease and loan defaults, the Company believes that its presently anticipated short-term needs for operation, capital repayments and capital expenditures for its current operations can be satisfied. The Company feels that its ability in the short-term to improve its working capital is reasonably attainable. There is no assurance that these short-term needs can be met.

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

PART II.                       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There has been no significant change in the Company's legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        10.54 Third Amendment to Merger Agreement by and between National Diagnostics, Inc. and American Enterprise Solutions, Inc. effective July 24, 1998.

        27.    Financial Data Schedule (for SEC use only).

        (b)    Reports on Form 8-K

               None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 19, 1998


        NATIONAL DIAGNOSTICS, INC.



        /s/ Curtis L. Alliston
        -------------------------------------
        Curtis L. Alliston
        President and Chief Operating Officer




        /s/ Dennis C. Hult
        -------------------------------------
        Dennis C. Hult
        Comptroller

                           NATIONAL DIAGNOSTICS, INC.

                          EXHIBIT INDEX TO FORM 10-QSB

Exhibit
Number                                     Description of Document
-------                                    -----------------------
10.54      Third Amendment to Merger Agreement by and between National Diagnostics, Inc.
           and American Enterprise Solutions, Inc. effective July 24, 1998