Form 10QSB
period 1998-09-30
NATIONAL DIAGNOSTICS INC
filed 1998-11-19
CIK 925894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998


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

     Registrant's Telephone Number, including area code: (813) 882-8704

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

                           NATIONAL DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB


                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I.        FINANCIAL STATEMENTS


Item 1.        Financial Statements


               Condensed Consolidated Balance Sheets at
                    December 31, 1997 and September 30, 1998                             3


               Condensed Consolidated Statements of Operations for the
                    three and nine months ended September 30,
                    1997 and 1998                                                        5


               Condensed Consolidated Statements of Cash Flows for the
                    three and nine months ended September 30,
                    1997 and 1998                                                        6


               Notes to Condensed Consolidated Financial Statements                      8


Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 10



PART II.       OTHER INFORMATION


Item 2. Legal Proceedings                                                               12

Item 6. Exhibits and Reports on Form 8-K                                                12


SIGNATURES                                                                              13

ITEM - 1
                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                                        September 30,
                                                                               December 31,                 1998,
                                                                                  1997                   (Unaudited)
                                                                               -----------              -------------
Current Assets:
  Accounts receivable, net of allowance of $719,300
    and $1,011,942 in 1998 and 1997 respectively                               $ 2,058,647               $ 2,144,693
  Prepaid expenses and other current assets                                        148,903                    77,835
                                                                               -----------               -----------

      Total current assets                                                       2,207,550                 2,222,528
                                                                               -----------               -----------

  Property and equipment                                                         9,974,924                 9,984,361
    Less: accumulated depreciation and
      Amortization                                                              (4,574,173)               (5,550,144)
                                                                               -----------               -----------

      Net property and equipment                                                 5,400,751                 4,434,217
                                                                               -----------               -----------
Other assets:
    Excess of purchase price over net assets acquired,
    net of accumulated amortization of $104,110 and
    $85,751 in 1998 and 1997 respectively                                          403,711                   385,351
Deposits                                                                            54,941                    55,188
Long-term note receivable from related party                                             -                 2,000,000
Other                                                                               41,894                    58,864
                                                                               -----------               -----------

      Total other assets                                                           500,546                 2,499,403
                                                                               -----------               -----------

                                                                               $ 8,108,847               $ 9,156,148
                                                                               ===========               ===========




See Accompanying Notes.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                        September 30,
                                                                               December 31,                 1998,
                                                                                  1997                   (Unaudited)
                                                                               -----------              -------------
Current liabilities:

  Lines of credit                                                              $ 1,309,612               $ 1,048,129
  Notes due to related parties                                                      62,500                   240,500
  Current installments of long-term debt                                           413,243                   305,600
  Current installments of obligations
    under capital leases                                                         3,820,933                 1,897,400
  Accounts payable                                                               1,655,858                 2,713,496
  Accrued radiologist fees                                                         439,066                   222,940
  Accrued expenses other                                                           696,814                 1,124,948
                                                                               -----------               -----------

      Total current liabilities                                                  8,398,026                 7,553,013
Long-term liabilities:
  Long-term debt, excluding current installments                                   594,064                   429,890
  Obligations under capital leases,
    excluding current installments                                                      --                 1,759,763
  Deferred lease payments                                                          175,136                   132,759
                                                                               -----------               -----------

      Total liabilities                                                          9,167,226                 9,875,425
                                                                               -----------               -----------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
    shares authorized, 500,000 shares issued
    and 368,815 shares outstanding in 1988                                              --                 1,475,260
  Common stock, no par value, 9,000,000
    shares authorized, 3,093,430 and 8,880,000
    shares issued and outstanding in 1997 and 1998                                     779                     1,936
  Additional paid-in capital                                                     2,899,138                 3,422,725
  Retained earnings:
    Unappropriated (accumulated deficit)                                        (3,958,296)               (5,619,198)
                                                                               -----------               -----------

      Net stockholders' (deficit)                                               (1,058,379)                 (719,277)
                                                                               -----------               -----------

                                                                               $ 8,108,847               $ 9,156,148
                                                                               ===========               ===========

See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three months       Three months          Nine months        Nine months
                                                     ended              ended                ended               ended
                                                 September 30,      September 30,        September 30,      September 30,
                                                     1997               1998                 1997                1998
                                                  (Unaudited)        (Unaudited)          (Unaudited)        (Unaudited)
                                                 -------------     --------------        -------------      -------------
Revenue, net                                       $2,535,390        $ 1,717,524          $ 7,724,625       $  6,835,818
                                                   ----------        -----------          -----------       ------------
Operating expenses:
  Direct operating expenses                         1,256,417          1,337,359            4,152,251          3,962,567
  General and administrative                        1,186,388          1,097,235            3,166,349          3,173,690
  Depreciation and amortization                       350,260            326,252            1,089,187          1,012,361
                                                   ----------        -----------          -----------       ------------

    Total operating expenses                        2,793,065          2,760,846            8,407,787          8,148,618
                                                   ----------        -----------          -----------       ------------

    Operating loss                                   (257,675)        (1,043,322)            (683,162)        (1,312,800)

Interest expense                                      153,962            146,869              512,236            475,054
Other income                                            7,094             45,474               12,875            126,948
                                                   ----------        -----------          -----------       ------------

(Loss) before income taxes                           (404,543)        (1,144,717)          (1,182,523)        (1,660,906)

Income taxes                                                -                  -                    -                  -
                                                   ----------        -----------          -----------       ------------

    Net (loss)                                       (404,543)        (1,144,717)          (1,182,523)        (1,660,906)
                                                   ----------        -----------          -----------       ------------

Dividends to preferred shareholders
  (intrinsic value of beneficial
  conversion features - see Note 2)                         -                  -                    -        (25,473,612)
                                                   ----------        -----------          -----------       ------------

Net (loss) available to common shareholders        $ (404,543)       $(1,144,717)         $(1,182,523)      $(27,134,518)
                                                   ==========        ===========          ===========       ============

Net (loss) per common share                        $     (.10)       $      (.13)         $      (.37)      $      (4.40)
                                                   ==========        ===========          ===========       ============
Weighted average number of common
  shares outstanding                               *4,182,828          8,880,000            3,180,942          6,162,550
                                                   ==========        ===========          ===========       ============




* Note: 1,800,000 shares were re-acquired seventy-one days into the quarter.

See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three months      Three months            Nine months        Nine months
                                                         ended             ended                  ended              ended
                                                     September 30,     September 30,          September 30,      September 30,
                                                         1997              1998                   1997               1998
                                                      (Unaudited)       (Unaudited)            (Unaudited)        (Unaudited)
                                                     -------------    --------------          -------------      -------------

Cash flows from operating activities:
  Net income (loss)                                    $(404,543)      $(1,144,717)           $(1,182,523)       $(1,660,906)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Income taxes                                              --                --                     --                 --
Depreciation and amortization                            350,260           326,252              1,089,187          1,012,361
Provision for Bad Debts                                    3,351            40,604                 74,704           (292,640)
                                                              --           (35,000)                    --            (35,000)
(Increase) decrease in accounts receivable               (24,603)          333,430               (303,682)           206,602
Loss on disposition of equipment                           5,260                --                  7,863                 --
(Increase) decrease in prepaid
  expenses and other current assets                      (16,743)           63,999                 66,242             71,068
Increase (decrease) in accounts payable                  245,427           568,988                585,832          1,057,638
Increase (decrease) in accrued radiologist fees          (47,126)          (61,100)                25,729           (216,126)
Increase (decrease) in other accrued expenses            132,929           174,512                106,405            428,134
Increase (decrease) in deferred lease payments           (16,637)          (11,490)               (46,332)           (42,377)
                                                       ---------       -----------            -----------        -----------
Net cash provided (used) by operating activities         227,575           255,478                423,425            528,754
                                                       ---------       -----------            -----------        -----------
Cash flows provided (used) by investing activities
  Purchases of property and equipment                     (7,887)           (7,588)              (225,175)            (9,437)
Increase in deposits                                      (7,146)              (85)                (7,965)              (247)
Increase in organization & start-up costs                     --                --                (66,588)                --
                                                       ---------       -----------            -----------        -----------
Net cash used by investing activities                    (15,033)           (7,673)              (299,728)            (9,684)
                                                       ---------       -----------            -----------        -----------
Cash flows provided (used) by financing activities:
Increase (decrease) in line of credit                     17,892           (61,174)               248,728           (261,483)
Proceeds from long-term borrowings                            --                --                150,000                 --
Repayment of long-term borrowings                        (26,305)         (168,805)               (64,555)          (271,817)
Proceeds of borrowing from related parties                    --                --                125,000            181,000
Repayment of borrowings from related parties             (61,000)           (3,000)               (67,167)            (3,000)
Proceeds from other notes payable                             --                --                205,000                 --
Repayment from other notes payable                       (67,082)               --               (209,294)                --
Principal payments under capital lease obligations      (187,586)          (14,826)              (654,409)          (163,770)
Proceeds from issuance of common stock net                77,990                --                 77,990                 --
                                                       ---------       -----------            -----------        -----------

Net cash provided (used) by financing activities        (246,091)         (247,805)              (188,707)          (519,070)
                                                       ---------       -----------            -----------        -----------

Net increase (decrease) in cash                          (33,549)               --                (65,010)                --
Cash at beginning of period                              (72,874)               --                104,335                 --
                                                       ---------       -----------            -----------        -----------
Cash at end of period                                  $  39,325       $                      $    39,325        $
                                                       =========       ===========            ===========        ===========





See Accompanying Notes

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Three months      Three months       Nine months        Nine months
                                                                 ended             ended             ended              ended
                                                             September 30,     September 30,     September 30,      September 30,
                                                                 1997              1998              1997               1998
                                                              (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
                                                             -------------    --------------     ------------       ------------
Supplemental disclosure of cash
  flow information - Interest paid                             $   131,200        $95,648          $   533,500         $  271,584
                                                               ===========        =======          ===========         ==========

Stock issued as satisfaction for trade creditor debt           $    29,620        $                $   205,140         $
                                                               ===========        =======          ===========         ==========

Stock issued for equipment acquisition                         $                  $                $    20,000         $
                                                               ===========        =======          ===========         ==========

Stock issued as satisfaction of related party debt             $                  $                $   275,604         $2,000,000
                                                               ===========        =======          ===========         ==========

Stock issued in exchange for marketable securities             $                  $                $ 1,800,000         $
                                                               ===========        =======          ===========         ==========

Stock exchange for marketable securities rescinded             $(1,800,000)       $                $(1,800,000)        $
                                                               ===========        =======          ===========         ==========

Asset added under capital lease                                $                  $                $   265,580         $
                                                               ===========        =======          ===========         ==========


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

OPERATIONAL MATTERS AND LIQUIDITY

The Company has a net loss for the quarter ending September 30, 1998 of $1,179,717 and at September 30, 1998 has a working capital deficiency of approximately $5,330,485 and a deficiency of net assets approximating $709,000. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon either the Company's ability to succeed in its future operations or its ability to obtain additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for the third quarter of 1998 and its plan to improve future results.

The Company attributes the loss in the third quarter primarily to a reduction in net revenues. The company's relatively newest facilities Orange Park and Riverside experienced third quarter losses of $355,000 and $367,000, respectively. The Company's most mature facility (Brandon) experienced a loss of $184,000. The Company attributes these losses to a decline in gross revenues experienced by the relatively new facilities and contractual adjustments the Company identified with some of its current receivables. The Company is currently evaluating its Orange Park and Riverside operations to facilitate cost savings the Company expects to achieve by consolidating certain of its operations in the Jacksonville area. Additionally, the Company expects to complete in the fourth quarter more favorable refinancing for its accounts receivables. The current asset lender has imposed unfavorable loan restrictions on the Company as a result of the change in control of the Company. Subsequently, the Company has also concluded its refinancing with its major lessor, which has enabled the Company to bring its major lease obligations current and will result in decrease of approximately $60,000 per month toward this obligation.

The Company is continuing with its merger plans with American Enterprise Solutions, Inc. ("AESI"). The Companies have agreed to alter the method by which the acquisition will take place. The Companies expect to maintain the same valuation per share for the Company's common. Details have yet to be released.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2) PREFERRED STOCK TRANSACTION

In March, 1997, the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in capital. This initial value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the company's common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds in the beneficial convertible feature is treated as dividend and is recognized as a return to the preferred shareholder over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e., no valuation discounts allowed) as the full value used in order to determine the intrinsic value dividend. The intrinsic value of the dividends to the preferred shareholder is deducted from the net income before calculating the net loss per common share. The intrinsic value of beneficial conversion features to preferred shareholders is $25,568,750. Upon merger with AESI, the effect of the beneficial conversion features is reversed.


(3) LEGAL ACTION

On May 20,1998, Carnegie Capital, Ltd. ("Carnegie Capital") filed suit for foreclosure against the Company and its wholly owned partnership, Sundance Partners for alleged default of a second mortgage note held by Carnegie Capital. The debt outstanding at October 6, 1998, approximates $150,000 plus interest approximating $24,000 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company filed a counter suit alleging certain improprieties on the part of Carnegie Capital. On October 6, 1998, The Company entered into a stipulation agreement where in the Company agreed to pay $9,077.78 per month through January 15, 1999 with the remaining balance to be paid in full by January 31, 1998.

(4) LONG-TERM NOTE RECEIVABLE

In the third quarter the Company agreed to exchange its marketable securities (8,000,000 shares of Halis, Inc. common) for a $2,000,000 collateralized note receivable from AESI (to be adjusted for cash received by the Company from AESI). The note will accrue interest at 7%, both principal and interest will be due on July 1, 2000. The collateral is restricted common stock of Physicians Recourse Network, Inc. ("PRN"), a wholly owned subsidiary of AESI which AESI acquired in exchange for 9,984,000 common shares of Halis, Inc. At July 1, 1998, the effective date of the agreement, the collateral shares were valued at approximately $2,296,320 ($.23 per share). Through November 3, 1998 AESI has put into the Company approximately $653,000 cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the third quarter ended September 30, 1998 were $1,717,524 compared to $2,535,390 for the same period in 1997 representing a 32% decrease. Forty six percent of the $818,000 loss in revenues is attributable to a decrease in gross revenues earned in the Orange Park and Riverside facilities. Management, as part of its plan to consolidate its facilities, will focus on reacquiring its market share of revenues. Forty three percent of the loss in revenues is attributable to adjustments for certain accounts receivables the Company believes it will be unsuccessful in collecting. Approximately 68% or $240,000 of these adjustments the Company believes was unusual in nature and non-recurring. Direct operating expenses for the quarter ended September 30, 1998 were $1,337,355 compared to $1,256,416 for the same period in 1997, representing a 6% increase. Direct costs as a percent of net revenues increased 28% as a result of certain direct costs which do not vary proportionately with net revenues, such as personnel costs and rent, and in certain cases radiology costs.

General and administrative expenses for the third quarter ended September 30, 1998 were $1,097,235 compared to $1,188,388 for the same period in 1997, representing an 8% decrease. The decrease is primarily attributable to numerous cost cutting measures the Company has undertaken.

The decrease in operating costs was not sufficient to offset the decrease in revenues resulting in a quarter loss of $1,179,717 compared to $404,543 for the corresponding period in 1997. The relatively new Riverside facility contributed a $367,000 loss compared to $126,000 loss for the same period in 1997. The Orange Park facility (its fixed site opened July of 1995) incurred a loss of $355,000 compared to a $147,000 loss for the same period in 1997. The Company is currently evaluating its alternatives and expects to reconstruct its Jacksonville operations in the fourth quarter due to the losses and declining revenue base experienced. The Brandon facility experienced a fourth quarter loss of $184,000 compared to a $116,000 profit for the same period in 1997. This is attributable mainly to a decline in net revenues; 83% of which is believed to be the result of non-recurring contractual adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company has a working capital deficiency of approximately $5,330,000 and a deficiency of net assets approximating
$709,000. Subsequently, the Company successfully concluded its refinancing of its major capital leases with major lessor which resulted in returning the leases to a current status. At September 30, 1998, the Company reclassified its long term portion of the leases to long term under the pre-existing agreements. The lessor accepted a note for past arrearages on certain of its capital lease and maintenance payments. The $1,633,514 note accruing interest at 10% per annum will mature June 1, 1999 with interest. Additionally, the Company paid $475,000 toward arrearages from June through October, 1998. American Enterprise Solutions, Inc. (having a 65% common stock interest in the Company) has guaranteed the lease obligations and contributed the $475,000 to the Company to facilitate meeting its obligation under the agreement. Additionally, the Company entered into a stipulation agreement with a second mortgage loan which allows the Company to continue making $9,078 monthly payments toward its $150,000 obligation through January, 1999; at which time the remaining balance including interest will become due.

In the third quarter the Company agreed to exchange its marketable securities (8,000,000 shares of Halis, Inc. common) for a $2,000,000 collateralized note receivable from AESI (to be adjusted for cash received by the Company from AESI).

The note will accrue interest at 7%, both principal and interest will be due on July 1, 2000. The collateral is restricted common stock of Physicians Recourse Network, Inc. ("PRN"), a wholly owned subsidiary of AESI which AESI acquired in exchange for 9,984,000 common shares of Halis, Inc. At July 1, 1998, the effective date of the agreement, the collateral shares were valued at approximately $2,296,320 ($.23 per share). Through November 3, 1998 AESI has put into the Company approximately $653,000 cash.

The Company is continuing in the merger process with AESI. Subsequently, the Company and AESI jointly announced they are changing the method in which the two companies will come together. Details are not yet available; however, it is expected that the merger will not take place until early 1999.

The Company has a $2,000,000 line of credit with Health Care Financial Partners, Inc. ("HCFP"). The lender has a first security interest on all accounts receivable. HCFP considers the Company to be in technical default of a loan covenant, wherein HCFP has not approved the change of control that resulted when AESI acquired a majority interest in the Company. Subsequently, HCFP has required acceleration of a term loan with payment of $4,000 per day toward the balance of $152,000 remaining at June 30, 1998, and has increased the interest rate to 15% from prime plus 2%. At September 30, 1998 The Company paid off this term loan in its entirety. At November 16, 1998, the Company's loan balance on its line of credit was $1,072,000, with zero availability. The Company has actively pursued alternative financing and expects to complete its refinancing in the fourth quarter.

In the quarter ending September 30, 1998, the company's cash remained unchanged. Operations contributed $255,000. investing utilized $8,000 and the remaining cash was used for debt retirement.

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

As a result of continued cost cutting measures, if the Company can increase revenues, return to profitability, if costs can be contained, and if the Company's vendors continue work with the Company, and in the interim AESI continues to financially assist the Company, the Company believes that its presently anticipated short-term needs for operation, capital repayments and capital expenditures for its current operations can be satisfied. The Company feels that its ability in the short-term to improve its working capital is reasonably attainable. There is no assurance that these short-term needs can be met.

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

PART II.                       OTHER INFORMATION



ITEM 2. LEGAL PROCEEDINGS

On May 20, 1998, Carnegie Capital, Ltd. ("Carnegie Capital") filed suit for foreclosure against the Company and its wholly owned partnership, Sundance Partners for alleged default of a second mortgage note held by Carnegie Capital. The debt outstanding at October 6, 1998, approximates $150,000 plus interest approximating $24,000 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company filed a counter suit alleging certain improprieties on the part of Carnegie Capital. On October 6, 1998, The Company entered into a stipulation agreement where in the Company agreed to pay $9,077.78 per month through January 15, 1999 with the remaining balance to be paid in full by January 31, 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27  Financial Data Schedule

(b) Reports on Form 8-K

    none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 19, 1998


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