Form 10KSB
period 1998-12-31
NATIONAL DIAGNOSTICS INC
filed 1999-05-28
CIK 925894

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NUMBER 0-24696

                           NATIONAL DIAGNOSTICS, INC.
                 (Name of small business issuer in its charter)

         FLORIDA                                                 59-3248917
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         6800 North Dale Mabry Highway, Suite 100
                  TAMPA, FLORIDA  33614                             33511
         (Address of principal executive offices)                 (Zip Code)

                                 (813) 882-6567
                (Issuer's telephone number, including area code)

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

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 1998 were $8,774,419.

         As of March 31, 1999, there were outstanding 8,880,000 shares of Common Stock, no par value. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price reported on the OTC Bulletin Board as of April 13, 1999, was $1,671,013.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                   FORM 10-K REFERENCE
---------                                                   -------------------


            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                         Yes  [ ]                        No  [X]

                               Page 1 of 65 Pages

                           NATIONAL DIAGNOSTICS, INC.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

PAGE NO.
--------
PART I
  Item 1       Description of Business.......................................................................     3
  Item 2       Description of Property.......................................................................    17
  Item 3       Legal Proceedings.............................................................................    18
  Item 4       Submission of Matters to a Vote of Security Holders...........................................    19

PART II
  Item 5       Market for Common Equity and Related Stockholder Matters.......................................   19
  Item 6       Management's Discussion and Analysis or Plan of Operation......................................   20
  Item 7       Financial Statements ..........................................................................   28
  Item 8       Changes In and Disagreements with Accountants on Accounting and Financial
                    Disclosure................................................................................   54

PART III
  Item 9       Directors, Promoters and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act.........................................................   54
  Item 10      Executive Compensation.........................................................................   56
  Item 11      Security Ownership of Certain Beneficial Owners and Management.................................   57
  Item 12      Certain Relationships and Related Transactions.................................................   58
  Item 13      Exhibits and Reports on Form 8-K...............................................................   60

                                     PART I


CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

         National Diagnostics, Inc. (the "Company") has made forward-looking statements in this document that are subject to risks and uncertainties. The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward looking statements include statements regarding, among other things: (I) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financial plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the impact of competition from new and existing competitors; (vii) potential increases in the Company's costs;
(viii) the declaration and payment of dividends; (ix) the potential for unfavorable interpretation of existing government regulations or new government legislation; (x) the ability of the Company and its significant suppliers to address the year 2000 Issue; and (xi) the outcome of certain litigation involving the company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the company's fillings under the Securities Act of 1933. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Shareholders.

ITEM 1 -- DESCRIPTION OF BUSINESS

GENERAL

         National Diagnostics, Inc., its wholly-owned subsidiaries, SunPoint Diagnostic Center, Inc. ("SunPoint"), National Diagnostics/Orange Park, Inc. ("Orange Park"), National Diagnostics/Riverside, Inc. ("Riverside"), Alpha Associates, Inc. ("Alpha Associates") and Alpha Acquisitions Corp. ("Alpha Acquisitions"), and Brandon Diagnostic Center, Ltd., a limited partnership of which Alpha Associates and Alpha Acquisitions are the general and limited partner, respectively, provide diagnostic imaging services through several outpatient centers located in the State of Florida. Sundance Partners (a wholly-owned general partnership) owns the land and building associated with the outpatient center leased to Orange Park. (As used herein, the term "Company" refers to National Diagnostics, Inc., including its subsidiaries.) The Company's principal facility is located in Brandon, just east of Tampa. This facility accounted for 51% of the Company's net revenues in 1998. The SunPoint facility is located in Ruskin, Florida. The Company acquired, through its Orange Park subsidiary, substantially all of the assets of an existing mobile diagnostic imaging business in greater metropolitan Jacksonville in February, 1995. In August, 1995 the company opened in the Jacksonville area a third fixed site facility. In September, 1995 the Company expanded its mobile facilities by adding both a mobile MRI unit and mobile cardiology unit in the Jacksonville area. In July 1996, the Company opened its fourth fixed site facility with its Riverside facility in Jacksonville. This expansion from one facility to four was made financially possible by the Company's initial public offering in September, 1994 and other credit arrangements.

         The Company provides full service diagnostic imaging services to patients and physicians in a comfortable, service-oriented environment located outside of an institutional setting. Diagnostic imaging services provided include magnetic resonance imaging ("MRI"), computer tomography ("CT"), ultrasound, nuclear medicine, general radiology and fluoroscopy, neurodiagnostic testing, and mammography. The Company's diagnostic imaging procedures are performed by trained radiologic technologists and board certified radiologists. Medical services are provided at each facility by interpreting physicians, who are board certified radiologists and members of physician groups with whom the Company has entered into long-term contracts. The Company provides management, administrative, marketing and technical services, as well as equipment and facilities, to its interpreting physicians. The Company accepts Medicare, Medicaid, Worker's Compensation and most commercial insurance. The Company has contracted with many health maintenance organizations and preferred provider organizations. In 1997 and 1998, the Company's total net revenues were $9,942,000 and $8,944,000 respectively, reflecting approximately 60,000 and 69,000 respective diagnostic imaging procedures.

         The Company was incorporated in Florida in June of 1994. The Company's executive headquarters are located at 6800 North Dale Mabry Highway, Suite 100, Tampa, Florida 33614, and its telephone number is (813) 882-6567.

         On February 23, 1998, the Company entered into a definitive "Merger Agreement", amended March 17, April 29, and July 24, 1998, with American Enterprise Solutions, Inc. ("AESI"). The Company filed Form 8-K on March 10, 1998 describing the merger transaction. Upon merger, the separate existence of AESI will cease and National Diagnostics, Inc. being the surviving corporation, will change its name to American Enterprise Solutions, Inc. On March 27, 1998, AESI acquired 500,000 shares of the Company's Series A Preferred Stock valued at $2,000,000. Subsequently, AESI converted a portion of its Preferred Stock for 5,786,570 shares of the Company's Common, giving AESI a 65% controlling interest.

         AESI was founded in September, 1997, for the purpose of acquiring seasoned and profitable high growth firms with operations and facilities to create Community Healthcare Delivery Systems. These systems are designed to provide comprehensive delivery of all healthcare services while electronically interactively linking with AESI's proprietary Internet/Intranet and virtual network gateways. The network can link all of the healthcare industry's trading partners, from patient/consumer/employees to the providers, payors, employers and government agencies.

         AESI consists of businesses acquired in 1998 which complements AESI' goal to create numerous Community Healthcare Enterprises (an organization that owns and operates a complete community wide healthcare delivery system). These businesses include: multi specialty and primary care physician groups; behavioral and mental healthcare facilities; a provider of referral management services for physician groups and insurance companies; a home healthcare and pediatric home healthcare provider; and a medical management service group.

         On March 30, 1998, Mr. Charles Broes and Mr. Cardwell C. Nuckols, Ph.D., were appointed to the Company's Board of Directors. Mr. Broes and Dr. Nuckols are CEO and Executive Vice President of AESI. On March 31, 1998, Mr. Broes and Dr. Nuckols were appointed as Officers of the Company in the capacity as CEO and Secretary, respectively.


DIAGNOSTIC IMAGING SERVICES INDUSTRY

  Overview

         During the past ten years, the diagnostic imaging industry has experienced substantial growth as well as a major shift from inpatient to outpatient delivery of services. Due to the contrast and detail of a high quality MRI scan, the use of MRI equipment frequently facilitates the identification of disease and disorders of a patient and often reduces the amount and cost of care needed to treat the patient and the need for certain invasive procedures, like exploratory surgery. The number of MRI units in operation has increased from fewer than 100 in 1984 to more than 5,500 in 1998. This rapid growth resulted from increasing acceptance by physicians and patients of MRI as well as an increasing need for MRI usage in imaging different body organ systems and disease conditions. New software programs and hardware capabilities, coupled with new contrast agents (chemicals administered to the patient that enhance the signal generated by body tissues), are anticipated to expand further the usage of the technology by physicians.

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


THE COMPANY'S GROWTH STRATEGY

         Due to the recency of the pending merger between AESI and the Company, the Company is not able to elicit the growth strategies for the numerous businesses that will be part of the merger with AESI. The focus will be on the Company's Diagnostic Division as it is prior to the merger.

         The Company's strategy for growth involves increasing the revenues and profitability of its existing facilities, establishing and developing additional diagnostic imaging centers and acquiring existing imaging facilities in certain target markets, as well as expanding its existing operations to include mobile diagnostic imaging capabilities.

  Expansion of Existing Facilities.

         The Brandon facility is currently a full service imaging facility. In early 1998, Brandon began offering bone density studies to diagnose osteoporosis.

         The SunPoint Diagnostic Center is a full-service imaging facility, with the exception of MRI. The Company intends to add MRI capabilities to the SunPoint facility at such time as the demand for such services warrants the acquisition of MRI equipment. See "The SunPoint Facility." In 1998, SunPoint also began offering bone density studies for the diagnosis of osteoporosis.

         In early 1998, the Orange Park facility also began offering bone density studies for the diagnosis of osteoporosis.

         In early 1999, the Company entered into an Agreement to sell its Orange Park fixed site facility and retain a presence at the site utilizing its mobile services. The Company expects to realize a gain on the sale and use the proceeds to satisfy the property's mortgage debt.

  Center Development and New Center Acquisitions.

         The Company continued to defer its external expansion in 1998, focusing more directly on the continuing effort to build efficiencies and profitability into existing new start ups. With the resources that will be available to the Company as a result of the merger with AESI, the Company intends, subsequent to the merger, to embark on its external growth strategies in 1999. Due to the synergies which will be experienced with other businesses in the AESI fold, new growth strategies will be developed which will include all other business merged into the Company.

         The Company's external growth strategy includes the development and/or acquisition of diagnostic imaging facilities in target areas identified by management initially in the State of Florida, with the potential for expansion to other regions in the United States where AESI already has a presence. The Company intends to operate each newly developed or acquired facility through a separate, wholly-owned subsidiary. In seeking suitable locations for the development of new centers or the acquisition of existing centers, the Company will focus primarily on demographic studies and its analysis of local competition, physician referral patterns and imaging services supply and demand. Also, the Company will focus on its ability to either utilize the professional services of its existing interpreting physicians to interpret test results or affiliate with other qualified interpreting physicians.

         Installation and maintenance costs on equipment can be substantial, particularly with respect to MRI units. Consequently, new facilities initially will include most or all of the modalities offered by the existing Brandon facility, with the exception of MRI. MRI has historically accounted for approximately 20-34% of the Company's revenues. MRI procedures are expensive to perform and have historically generated high margins for the Company. Due to the significant capital expenditure required to install and maintain MRI equipment a minimum average number of procedures must be performed daily at each facility offering MRI to cover fixed costs associated with MRI equipment. As a result, the Company currently intends to perform all MRI procedures required by its facilities not offering MRI directly either at the Company's nearest full service facility or via a mobile MRI unit acquired by Orange Park. The Company expects to provide MRI services in this manner until such time as management determines that the demand for MRI procedures at a particular facility is at a level that will generate revenue sufficient to cover fixed costs associated with MRI equipment.

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

         No assurances can be given that adequate financing will be available to fund the development of this or any other new facilities.

  Increased Mobile Diagnostic Imaging Capabilities.

         The Company's growth strategy also includes expanding its mobile diagnostic imaging capabilities. The Company currently provides mobile ultrasound, mobile nuclear cardiology imaging, mobile MRI services, and mobile bone density diagnostic imaging services.

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

         Equipment acquisition costs can vary dramatically, depending upon the model and peripheral equipment acquired. The Company reviews the technological capabilities of new product offerings in order to improve and upgrade equipment when necessary. Currently, equipment costs range as follows:


                  EQUIPMENT                                            PRICE RANGE
                  ---------                                            -----------

                  MRI                                         $900,000           to      $1,700,000
                  CT                                           300,000           to         900,000
                  Ultrasound                                   100,000           to         250,000
                  Nuclear Medicine                             250,000           to         400,000
                  Radiology                                     40,000           to          75,000
                  Fluoroscopy                                  200,000           to         350,000
                  Mammography                                   50,000           to         105,000
                  Neurology                                     25,000           to          60,000

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


THE BRANDON, FLORIDA FACILITY

         The Brandon, Florida facility was established in 1991 as a full-service diagnostic facility specializing in outpatient radiology. In 1994, it became a wholly-owned subsidiary of National Diagnostics, Inc. The Brandon facility generally provides medical diagnostic services to the general population living within approximately ten miles of Brandon, Florida. The Brandon, Florida area population, currently in excess of 250,000, consists primarily of an expanding base of middle income families and retirees. In 1997 and 1998, the Brandon facility generated net revenues of approximately $4,600,000 and $4,500,000, respectively, reflecting approximately 32,000 and 35,000 respective diagnostic imaging procedures.

         The Brandon facility currently has one unit for each of MRI, CT and nuclear medicine and two units for each of mammography, radiology, ultrasound and fluoroscopy.

         Annual expenses for equipment maintenance and repairs at the Brandon facility were approximately $280,000 and $337,000 for the fiscal years ended December 31, 1997 and December 31, 1998, respectively. The Company typically enters into agreements with equipment manufacturers or other third parties for equipment maintenance.

         Patients at the Brandon facility are invoiced in the name of Brandon Diagnostic Center. The interpreting physician's P.A. with which the Company has currently contracted for interpreting physician services at the Brandon facility receives a fixed percentage fee for services performed.

         Brandon facility's interpreting physician is certified by the American Board of Radiology. The interpreting physician's P.A. is responsible for subcontracting with additional physicians to assure adequate coverage during peak times, absences, etc. The Brandon facility has forty-six employees.

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


         The operational procedures at the SunPoint facility are virtually identical to those described above under "Operations," the patients are invoiced in the name of SunPoint Diagnostic Center. The SunPoint facility is staffed by thirteen employees and one interpreting physician, who rotates with the other interpreting physician serving the Brandon facility. The interpreting physician's P.A. with which the Company has currently contracted for interpreting physician services at the SunPoint Diagnostic Center receives a fixed percentage fee for services rendered.

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

         Orange Park provided mobile and fixed diagnostic services in Clay, Duval, Nassau and St. Johns counties in northeastern Florida in 1998. Its principal facility is located in Orange Park, Florida, where it has three mobile units for neurology, two units for ultrasound, one each for nuclear cardiology and MRI. All equipment at the Orange Park facility is either owned directly or leased through an independent leasing company. The Orange Park facility became a full service imaging facility, with its mobile facilities, by September, 1995. The Company has one unit for each for CT, ultrasound, mammography, radiology, and fluoroscopy at its Orange Park subsidiary. This mobile unit is used to provide MRI services at Orange Park and any future facilities developed by the Company in northeastern Florida. See "-The Company's Growth Strategy-Center Development and New Center Acquisitions." The Orange Park fixed site facility was closed in early 1999 due to continual losses. The operations are to be consolidated with Riverside while maintaining a presence at Orange Park by use of its mobile facilities. The Company entered into an agreement to sell the physical plant and expects to close in the second quarter of 1999. The Company expects to realize a gain on the sale and use the proceeds to satisfy existing mortgages.

         Orange Park followed the same operational procedures as the Company's other facilities, except that patients are invoiced directly in the name of Orange Park. All interpreting services were provided by eight interpreting physicians who are members of an independent health care provider group with which the Company has entered into a long-term contract. These physicians are not employees of the Company and the Company is not engaged in the practice of medicine. The interpreting physician group with which the Company has contracted for interpreting physician services at the Orange Park facility receives a monthly fee equal to 17% of the monthly collections.

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

         Riverside follows the same operational procedures as the Company's other facilities, except that patients are invoiced directly in the name of Riverside. The Riverside facility is currently staffed by fourteen employees. All interpreting services are provided by a group of physicians who received a percentage (15% of the first $200,000 and 20% thereafter) of monthly collections.

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


REIMBURSEMENT, BILLING AND COLLECTION

         The Company charges patients a fee for each imaging study performed, which is billed in the name of the applicable diagnostic center or the interpreting physician group. The Company generally accepts assignment by the patient of payment from insurers and is reimbursed for services performed by payment, directly and indirectly, from third-party commercial insurers, managed care organizations, government payors, workmen's compensation and other sources. In many instances, the patient is responsible for payment of a co-payment or deductible and, in some instances, the patient remains responsible for payment of the entire fee. The extent to which services provided by the Company are reimbursable depends upon a number of factors, including the type of insurance coverage carried by the patient, the type of imaging services provided to the patient, prevailing practices in the relevant geographic area and the identity of the third-party payor.

         The following table sets forth the approximate percentages of collections received during 1997 in each of the following categories:


                        PERCENT OF
                          SOURCE                                         COLLECTIONS
                          ------                                         -----------
                  Managed Care/HMO                                           33%
                  Private Insurance                                          40
                  Medicare/Medicaid                                          14
                  Private Pay                                                10
                  Workers Compensation                                        3


           The Company maintains a competitive billing strategy based upon evaluation of available pricing data. The Company maintains sufficient price flexibility to enable it to compete with other MRI imaging services provided in the local community.

           Obtaining the maximum amount of allowable reimbursement and collecting receivables on a timely basis are critical to the Company's success and are a priority of management. The Company has developed and is continuing to develop systems to process claims. The Company endeavors to provide complete and accurate claims data to the relevant payor sources to obtain the maximum amount of allowable reimbursement and to accelerate the collection of accounts receivable. Approximately eighteen of the Company's employees are involved in reimbursement, billing and collection activities. There can be no assurance that the Company will be successful with respect to the foregoing. In late 1998 and early 1999, the Company outsourced its billing and collection process with an affiliated subsidiary of AESI which specializes in medical billings and collections.

           Third-party payors, including Medicare, Medicaid and certain commercial payors, have taken extensive steps to contain or reduce the costs of health care. A significant change in coverage or a reduction in payment rates by third-party payors could have a material adverse effect upon the Company's business. In 1997 and 1998, less than 1% of the Company's total revenues were derived from providing imaging services to patients involved in personal injury claims. The Company sometimes experiences significant collection delays in connection with these services due to the fact that the Company may not be paid for its services until the underlying legal action is resolved.

COMPETITION

           The outpatient diagnostic imaging industry is highly competitive. The Company believes that its principal competitors are hospitals, independent or management company-owned imaging centers, some of which are owned, in whole or in part, by physician investors, and mobile diagnostic units. Some of these competitors have greater financial and other resources than the Company. The Company's competitors in the immediate Brandon area are a 120 bed hospital providing full inpatient service and a new outpatient diagnostic center opened in January of 1997. The Brandon facility has experienced a 3% increase in gross revenues in 1998 compared to 1997. The Company's sole competitor in the Ruskin area is a 50 bed hospital also providing full inpatient service. The Company has many competitors in the Jacksonville area, including hospitals, independent or management company-owned imaging centers and mobile diagnostic units.

           The Jacksonville operation experienced a decline of 26% in gross revenues in 1998 compared to 1997. The Company is currently down sizing its Jacksonville operations and assessing its market position for future operations in the Jacksonville area.

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

           Certificates of Need and Licensing. Under Certificate of Need laws, a health care provider is typically required to substantiate the need for, and financial feasibility of, certain expenditures related to the construction of new facilities, commencement of new services or purchases of medical equipment in excess of statutory thresholds. The provision of outpatient health services, including outpatient MRI, is exempt from Certificate of Need review in the State of Florida. The operations of outpatient imaging centers are subject to federal and state regulations relating to licensure, standards of testing, accreditation of certain personnel and compliance with governmental reimbursement programs. The Company is required to obtain and maintain general business licenses from certain counties in which it operates centers, as well as licenses from the State of Florida for the handling and disposal of radioactive materials used in nuclear medicine procedures. Radioactive materials are currently delivered daily to the Company's Brandon, SunPoint and Orange Park facilities. Medical waste contaminated with radioactive material is placed in locked hazardous waste containers and picked up daily for disposal by a licensed hazardous waste vendor. The Company is subject to surprise inspection by nuclear inspectors. Although the Company believes that it has obtained all necessary licenses, the failure to obtain a required license could have a material adverse effect on the Company's business. The Company believes that diagnostic testing will continue to be subject to intense regulation at the federal and state levels and it cannot predict the scope and effect thereof.

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

EMPLOYEES

         As of March 21, 1999, the Company had 87 employees (all full time), including 1 executive officer, 53 administrative personnel, 1 sales and marketing person and 31 technical personnel. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be good.

INSURANCE

         The Company carries workers' compensation insurance, comprehensive and general liability coverage, fire and allied perils coverage in amounts deemed adequate by management. The Company is not engaged in the practice of medicine and, therefore, does not carry medical malpractice insurance. See "Risk Factors." There is no assurance that potential claims will not exceed the coverage amounts, that the cost of coverage will not substantially increase or require the Company to insure itself or that certain coverages will not be reduced or become unavailable. The Company also requires that physicians practicing at the imaging centers carry medical malpractice insurance to cover their individual practices. The interpreting physicians are responsible for the costs of this insurance.


ITEM 2 -- DESCRIPTION OF PROPERTY

         The Company's executive offices were relocated to Tampa, Florida, sharing space with AESI and other subsidiaries of AESI in August, 1998.

         The Company's primary diagnostic facility is located in Brandon, Florida and occupies approximately 11,325 square feet of space. The Company entered into a lease with respect to such facilities on September 1, 1994, expiring August 31, 1997, which is followed by a renewal option of five years. The Company exercised its option to renew and incurred, pursuant to the lease agreement, a one-time 10% escalation upon exercise of the renewal option. The new lease consolidated prior leases pertaining to the Brandon facility's then existing space and provided additional space to accommodate the Company's Center for Women. Under both prior leases and its existing lease, the Company paid an aggregate of approximately $215,000 (including common area maintenance and real estate taxes) in fiscal 1998 for space at such facility. Pursuant to the lease terms, the annual rental for the Brandon facility is subject to an annual escalation of up to four percent based upon the Consumer Price Index.

         The Company also has entered into a lease relating to its 6,390 square foot SunPoint facility in Ruskin, Florida. The initial term of the Ruskin lease is five years, beginning September 1, 1994, with one five year renewal option. Pursuant to the lease terms, the annual rental for the Ruskin facility is subject to a four percent annual escalation after 1996. Rent expense with common area maintenance approximated $57,000 in 1998.

         The Orange Park mobile operations and fixed site facility are based in a 5,100 square foot medical building located in Orange Park, Florida. The facility is owned by Sundance Partners, a Florida general partnership which is owned 100% by the Company. A triple net lease was entered into with an initial term of ten years, beginning April 1, 1995. Rent expense for 1998 approximated $46,000 which is eliminated upon consolidation. In early 1999 the Company entered into a sale agreement for the building. The company will maintain a presence with its mobile services.

         The Company entered into a triple net lease for its Riverside facility (which opened in July of 1996) with Sundance Partners II, a Florida general partnership in which the general partners are officers/directors and majority shareholders of the Company. The facility was a newly constructed 7,100 square foot stand alone medical center constructed to Company specifications. The lease has an initial term of five years with a one time renewal option for five more years. Base rental payments are $110,050 annually. The base rent shall escalate up each year by $.25 per square foot. Rent expense for 1998 approximated $119,000.

         The Company believes its present and anticipated leased facilities to be in excellent condition and suitable for their intended operations.


ITEM 3 -- LEGAL PROCEEDINGS

         On May 20,1998, Carnegie Capital, Ltd. ("Carnegie Capital") filed suit in the Circuit Court of the Fourth Judicial Circuit for Clay County, Florida, for foreclosure against the Company and its wholly owned partnership, Sundance Partners for alleged default of a second mortgage note held by Carnegie Capital. The debt outstanding at December 31, 1998, approximates $127,000 plus interest approximating $8,300 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company filed a counter suit alleging certain improprieties on the part of Carnegie Capital. On October 6, 1998, The Company entered into a stipulation agreement where in the Company agreed to pay $9,077.78 per month through January 15, 1999 with the remaining balance to be paid in full by January 31, 1999. The Company did not make its final two payments and Carnegie Capital was awarded a final judgment of foreclosure on March 14, 1999. Carnegie Capital has agreed to stay its foreclosure action until June 11, 1999, pending the sale of the property by the Company (see subsequent events).

         On March 30 of 1999, Mr. Jugal Taneja, former CEO and Chairman of the Board and current stockholder, filed suit in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, on behalf of himself, similarly situated shareholders of the Company and National Diagnostics against the current Chairman of the Board, the Company's CEO and AESI. The suit alleges, among other things, that: the consideration given by AESI in exchange for the Preferred Stock of the Company were less than the value of the Preferred Stock received by AESI; and breach of fiduciary responsibility and misrepresentation of fact. The suit seeks temporary and permanent injunction against the merger taking place, rescinding the stock purchase agreement, and damages "in excess of $15,000" (not otherwise stated) sustained by the Company. Management believed the suit was without merit.
The suit was dismissed May 4, 1999, and AESI will acquire the stock held by Mr. Taneja.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


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

                                                              HIGH              LOW
                                                              ----              ---
1997
         First Quarter                                        $2-7/16           $1-1/4
         Second Quarter                                       $1-41/64          $0-13/6
         Third Quarter                                        $1-7/8            $0-5/8
         Fourth Quarter                                       $0-30/32          $0-14/32

1998
         First Quarter                                        $1-5/16           $0-15/16
         Second Quarter                                       $1-15/32          $0-13/16
         Third Quarter                                        $1                $0-1/2
         Fourth Quarter                                       $0-13/16          $0-17/64

1999
         First Quarter                                        $1-1/16           $0-19/64

         On April 13, 1999, the closing bid quote for the Common Shares was $0.875 per share, and there were 38 holders of record of Common Shares. The majority of over 280 individual shareholders held their stock in a "street name" i.e., the name of the brokerage or clearing house.

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

         In March of 1998 the Company entered into a private placement Stock Purchase Agreement with AESI. The preferred stock issue was in exchange for "cash, assets, and credit underwriting" valued at $2,000,000. The assets were inclusive of 8,000,000 common shares of Halis, Inc. (HLIS:OTCBB) .

 Five hundred thousand shares of Series A Preferred Stock of the Company were issued with voting rights of eight votes per preferred share and conversion rights at the rate of 44.11 shares of NDI common stock per preferred share. In March of 1998, AESI exercised its right to convert 131,185 shares of the Company's Preferred Stock into 5,786,570 shares of Common Stock. This effectively gave AESI 65% of the voting rights for the Company's Common Stock.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements included elsewhere herein. Due to the Company's net loss for 1998 of $2,679,000, and operating losses for 1998 and 1997 which resulted in an accumulated deficit of $6,637,689, at December 31, 1998, our independent certified public accountants have qualified their accountants' report dated April 15, 1999, on the Company's 1998 financial statements as to a going concern uncertainty. The following commentary within "Management Discussion and Analysis" addresses the Company's operations for 1998 and its plan to improve future results.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

         The following table sets forth selected operating results as a percentage of net revenues for 1998 as compared to 1997.

                                                                 FISCAL 1998                        FISCAL 1997
                                                                 -----------                        -----------
Net Revenue                                                         100.0%                             100.0%
Direct Operating Expenses                                            61.4                               53.6
General and Administrative Expense                                   46.8                               44.3
Depreciation and Amortization                                        15.1                               14.5
Operating loss                                                       23.4                              (12.5)
Interest                                                              8.6                                7.0
Other Income                                                          1.4                                0.2
Income Taxes (benefit)                                                0                                  0
Net Loss                                                            (30.5)                             (19.2)

         Net revenues for fiscal 1998 were $8,774,000 as compared to $9,942,000 for fiscal 1997, representing an approximately 12% decrease. This decrease was primarily attributable to the Orange Park and Riverside facilities; although a modest decline of less than 2% was experienced in Brandon and SunPoint facilities. Orange Park mobile operations started up in February 1995, opening a fixed site facility in August; and in September a mobile MRI facility and a mobile cardiology unit were placed in service. Riverside operations started up in July, 1996. The newer facilities accounted for approximately $1,062,000 of the decrease in revenues. The Brandon facility's net revenues decreased $62,000 or approximately 1% to $4,531,000 in 1998. SunPoint's revenues decreased $43,000 or approximately 3% to $1,462,000 in 1998.

         The Company's net accounts receivable decreased $100,000 to $1,959,000 from $2,059,000 at December 31, 1998 and 1997 respectively. This is the result of a decline in revenues and an increase in contractual allowances. The cash position of the Company remained unchanged from 1997 to 1998, all available funds being utilized for current operations.

         Direct operating expenses increased slightly by approximately 1% to $ 5,386,000 for 1998 from $5,331,000 for 1997. This increase is primarily the result of increased supply costs and higher costs for radiology. Direct costs as a percentage of net revenue increased approximately 8% from the preceding year. This is attributable to various costs that do not vary proportionately with net revenue.

         General and administrative expenses decreased approximately 7% to $4,109,000 for 1998 as compared to $4,406,000 for 1997. This decrease was primarily attributable to the reduction of personnel and the related payroll and benefit costs associated with such personnel. Such personnel costs decreased approximately $435,000 to $1,894,000 inclusive of executive compensation. The personnel were reduced in response to the decrease in revenues. General and administrative expenses also decreased slightly due to cost savings.

         Depreciation (depreciation expense approximating $1,226,000) and amortization decreased 8% to $1,330,000 in 1998 as compared to $1,445,000 during 1997. The dollar decrease was principally attributable to normal amortization.

         Interest expense increased to $753,000 in 1998 from $695,000 in 1997 as a result of higher interest costs charged due to technical default of Company indebtedness, such as in the receivable financing.

         The decrease in net revenues was only slightly offset by a decrease in expenses resulting in a net loss of $2,679,000 for 1998 compared to a net loss of $1,910,000 in 1997. This is primarily attributable to the newer operations which bear the costs of a fully operational diagnostic facility while building its patient and referring physician base from day one. Orange Park in its third full year of operation has a loss of $ 843,000. Riverside in its second full year of operation has a loss of $904,000. The ramp up of revenues for the new starts did not meet the Company's expectations. The Company has responded in the last quarter of 1998 and first quarter of 1999 by realigning and terminating personnel and consolidating its operations. In early 1999, the Company entered into an agreement to sell its Orange Park facility, but will continue to maintain a presence at the site with its mobile facilities.

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

         The Company's net accounts receivable decreased $72,000 to $2,059,000 from $2,131,000 at December 31, 1997 and 1996 respectively. This is the result of additional collection efforts made to collect receivables and an adjustment to reserves for approximately $316,000 for older accounts receivable deemed uncollectable. The cash position of the Company decreased to $0 from $104,000 at December 31, 1997 and 1996, respectively.

         Direct operating expenses increased approximately 10% to $5,331,000 for 1997 from $4,850,000 for 1996. This increase is a direct result of the increased number of diagnostic procedures performed in 1997 compared to the preceding year. Direct costs as a percentage of net revenue decreased approximately 1% from the preceding year. This is attributable to various costs that do not vary proportionately with net revenue.

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

         The increase in net revenues was offset by a greater increase in expenses resulting in a net loss of $1,910,000 for 1997 compared to a net loss of $1,242,000 in 1996. This is primarily attributable to the start up operations which bear the costs of a fully operational diagnostic facility while building its patient and referring physician base from day one. Orange Park in its second full year of operation has a loss of $660,000. Riverside in its first full year of operation has a loss of $635,000. Revenues increased steadily; however, the ramp up of revenues for the new starts did not meet the Company's expectations. The Company has responded in the first quarter of 1997 by realigning and terminating personnel. The Company estimates this will save approximately $141,000 in compensation. Additionally, the Board had acted effective of January 1, 1997 to eliminate C.E.O. and C.O.O. bonuses (in the 1996 this approximated $136,000) until the Company becomes profitable for two consecutive quarters.


LIQUIDITY AND CAPITAL RESOURCES

         Medical equipment, capital improvements, acquisitions and new center development historically have been funded through third-party capital lease and debt obligations and internally generated cash flow. The leases are generally secured by the equipment, and sometimes other assets, of particular facilities. Interest rates in connection with the leases and borrowing range from fixed rates of up to 15% to a variable rate equal to the bank prime rate, plus 1 to 2%. The Company at December 31, 1998 was in default of its capital lease obligations due to late payments of approximately $94,000 as a result of its liquidity problems discussed more fully below. Generally, while in default the lessor may accelerate the lease obligation (at December 31, 1998 total long-term portion of all leases approximated $2,137,000). The Company's major lessor has been cooperating and working with the Company during the period of delinquency and has refrained from exercising its rights under default. Subsequently, in March of 1999, the Company entered into an agreement with its major lessor allowing the Company to make installments through September 1999 for its arrearages. The other remaining lessors (approximately 15% of the total lease obligations outstanding at December 31, 1998) have been cooperating with the Company, generally allowing not more than 60 days past due on lease payments. There is no assurance the Company will be successful in achieving these goals.

         Capital expenditures, including capital lease obligations, for the years ended December 31, 1998 and 1997 totaled approximately $48,000 and $539,000, respectively.

         In October 1997, the Company refinanced with HealthCare Financial Partners, Inc. ("HCFP", a lender specializing in medical receivables), its existing $2,000,000 line of credit. An additional term loan for $235,000 ($220,000 at January 1, 1998) calling for 24 monthly installments of $9,792 with interest were also financed by HCFP. The lender has a first security interest on all accounts receivable and the term loan is personally guaranteed by the principals. Interest was at prime plus 2.0%. During the year 1998, the Company completed paying off $136,000 representing an amount the Company had drawn in excess of its borrowing base. Commensurate with the Company converting the Company's Convertible

Preferred Stock (issued in a private placement to AESI) to Common, which gave AESI 65% controlling interest, HCFP considered the Company to be in technical default of its loan covenants, since HCFP did not approve of the change of control. Thereupon, HCFP accelerated payment of term loan and charged default interest rates of approximately 15% on the loans. The company successfully paid off the term loan by September, 1998. In November of 1998 HCFP waived the default arising from the change in control; reestablished the interest rate at prime plus 5%, and loaned the Company an additional $80,000 to be used in operation, with a payback of $5,000 per day. The company paid off the loan by January 31, 1999 and refinanced its line of credit with a new lender in February, terminating its relationship with HCFP. The refinancing of the receivables was made through AES Funding Corp. ("AESFC") a subsidiary of AESI. The bears interest at 1.5% over prime and allowed the Company to better leverage its receivables. Proceeds of the refinancing were applied to paying off HCFP (approximately $1,188,000), with the balance (approximately $33,000) utilized in current operations.

         In March of 1998 the Company entered into a private placement Stock Purchase Agreement with AESI. The preferred stock issue was in exchange for "cash, assets, and credit underwriting" valued at $2,000,000 . The assets were inclusive of 8,000,000 common shares of Halis, Inc. (HLIS:OTCBB).

          Five hundred thousand shares of Series A Preferred Stock of the Company were issued with voting rights of eight votes per preferred share and conversion rights at the rate of 44.11 shares of NDI common stock per preferred share. In March of 1998, AESI exercised its right to convert 131,185 shares of the Company's Preferred Stock into 5,786,570 shares of Common Stock. This effectively gave AESI 65% of the voting rights for the Company's Common Stock. Concurrent with the merger with AESI the Board will call for all the preferred shares issued to be converted into common stock. Upon completion of the merger NDI "old" shareholders (those of record before the Preferred Stock Issue and merger) effectively will hold approximately 10% interest in ("new") NDI common stock after the merger. AESI "old" shareholders effectively hold approximately a 90% interest in the new NDI common stock after the merger.

         In July of 1998 the company exchanged its Halis, Inc. common shares for a note from AESI collateralized by the shares of an AESI acquired operating subsidiary that offers medical management, billing and collection services.

         Due to the unsatisfactory performance and continued losses from the Company's newest centers the Company has continued to experience difficulty in meeting timely its current obligations to its lessors (discussed above) and trade creditors. At year end, the Company has past due payables in the amount of approximately $1,625,000. Most of the vendors have accepted late payments. However, certain vendors will ship only on a cash on delivery basis. The Company has been able to operate to date with no lost revenues.

         In 1998 the Company's cash position remained unchanged with all available cash utilized in its operations and debt retirement. Operations contributed the total cash increases of $528,000. Investing for capital assets, primarily equipment, utilized approximately $60,000; proceeds from a note receivable generated $199,000, while net financing activities used approximately $666,000.

         Subsequent to the Private Placement AESI has advanced net cash of approximately $674,000 to the Company to help meet its operating needs. The advance is inclusive of $475,000 paid to the Company's major lessor to bring the Company current on its lease obligations in October of 1998.

         The Company expects to implement additional financial and operational strategies it believes will enhance stockholder value. The Company continues to re-evaluate its financing alternatives; looking present equipment financing and future needs. In early 1999 the Company entered into a sale agreement for its Orange Park fixed site facility. The relatively new operation continued with a disappointing ramp up of revenues. The Company will maintain a presence at Orange Park with its mobile fleet. The operations were consolidated with its Riverside facility. Senior management was reduced and replaced. The Company is continuing to monitor the Jacksonville operations and evaluating other alternatives.

         Effective January 1, 1999 the Company contracted with AESI Service Group, Inc. (a subsidiary of AESI) for management services, billing and collections. The Company believes this too will add efficiencies not otherwise attainable within the Company. The Company believes debt re-alignment, equipment refinancing, operational efficiencies, consolidation, management re-alignment, capital infusion alternatives which may include selling additional stock, acquisitions, and new start ups will all play a role in returning the Company to satisfactory operation levels. There is no assurance that these goals will be met.

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


YEAR 2000 ISSUES

         The Company is currently addressing the Y2K issues and assessing its impact on the Company. It is widely known that many computerized system and software programs were made to recognize two-digit rather than four-digit numbers to represent years. The "19" that precedes dates in this century was assumed. Consequently, systems that use dates to perform calculations, comparisons, or sorting may generate incorrect results when looking at the "00" in the year 2000.

         The Company has identified the areas wherein the Y2K problems could affect the Company. The Company is currently reviewing these areas and to determine if they are Y2K compliant. In areas where they are not, the Company is reviewing its alternatives and contingency plans.

         The following areas are believed to be impacted by the Y2K issues: billing, accounting, payroll, and accounts receivable financing. Each is addressed, outlining the Company's state of readiness, the risks to the company, costs to address the issues, and the Company's contingency plans.

         The Company performs radiological diagnostic procedures and bills insurance providers and patients for its services. The Company's current billing software is not Y2K compliant. However, the Company in early 1999 began contracting its billing and collection processes with a Company that specializes in medical billing. The billing company has indicated that currently they are in the process of evaluating their systems, and estimated their cost (inclusive of hardware and software) to bring their system Y2K compliant will approximate $125,000. The Company will not bear this cost. In the event the billing company is unable to comply, the Company will either find a compliant billing company or upgrade its own billing systems (cost estimate $70,000) and prepare its own billing and collections.

         The Company's accounting functions were not Y2K compliant. The Company, effective January 1, 1999, is outsourcing its accounting function. The service Company is utilizing software which it intends to upgrade and bring it into compliance. Its hardware is compliant. No cost estimate was given. As a contingency plan the Company will take back its accounting function and upgrade its own software at a cost approximating $4,000.

         The Company, effective January 1, 1999, began utilizing a human resource leasing firm. The leasing firm is Y2K compliant; a certificate of compliance is being processed by the employee leasing firm.

         The Company finances it's receivables with a lender specializing in medical receivables. The reports required to process the loan transactions are generated by the billing company mentioned above. In the event the billing company is unable to become Y2K compliant, the Company's own billing software, once upgraded, will be able to process the necessary reporting.

         The Company intends to continue to monitor the Y2K process of the third party servicers mentioned above to assure compliance and, in the event of non-compliance, enable the Company sufficient time to enact its contingency plans.


SEASONALITY

         The Company, in prior years, has experienced an 8 to 12% decrease in revenues during the third quarter of the fiscal year due to reduced activity during the summer months. This trend was not evident in 1997 or 1998 partially due to the ramp up experienced in the new start ups.


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


NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 in 1998 and no material impact to the Company's financial statement presentation.

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business enterprise, and amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The Company adopted SFAS No. 131 in 1998 with no impact to the Company's disclosure information and its results of operations.

         The AICPA's Accounting Standards Executive Committee has issued SOP 98-5, Reporting on the Costs of Start-Up Activities. The SOP requires that costs of start-up activities, including organization costs, be expensed as incurred. It applies to all nongovernmental entities. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. The Company has had the policy of capitalizing pre-opening costs. At December 31, 1997, there exist $0 unamortized cost. Therefore, the adoption of SOP 98-5 did not have an effect on the Company's financial statements.

ITEM 7 -- FINANCIAL STATEMENTS


                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...............................................................29

CONSOLIDATED BALANCE SHEETS
         As of December 31, 1998 and 1997........................................................................30

CONSOLIDATED STATEMENTS OF OPERATIONS
         Years ended December 31, 1998 and 1997..................................................................32

CONSOLIDATED STATEMENTS OF CASH FLOWS
         Years ended December 31, 1998 and 1997..................................................................33

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Years ended December 31, 1998 and 1997..................................................................36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................................37

               Report of Independent Certified Public Accountants






Board of Directors
National Diagnostics, Inc.




We have audited the accompanying consolidated balance sheets of National Diagnostics, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Diagnostics, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared, assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,679,393 during the year ended December 31, 1998, and as of that date, the Company has a retained earnings (accumulated deficit) of $6,637,689 and current liabilities exceed current assets by $5,166,588. The company's present financial condition has resulted in the Company being in default of its major lease and loan agreements. The Company's ability to fund its operations and meet its obligations in 1999 will be dependent upon the Company improving its overall level of profitability. In addition, the success of the company could, among other things, require obtaining additional financing or an infusion of capital. These factors, among other, addressed in Note 2L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             GRANT THORNTON LLP

Tampa, Florida
April 15, 1999, except for
paragraph two of Note 10E
herein as to which the date
is May 4, 1999.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------



                                                            DECEMBER 31,       DECEMBER 31,
                                                                1998              1997
                                                            ------------       -----------

Current assets:
Accounts receivable, net of allowances of $887,300 and
     $1,011,942 in 1998 and 1997, respectively                 1,958,813         2,058,647
Prepaid expenses and other current assets                         63,033           148,903
                                                            ------------       -----------

             Total current assets                              2,021,846         2,207,550
                                                            ------------       -----------

Property and equipment                                        10,023,116         9,974,924
  Less:  accumulated depreciation and
     amortization                                             (5,800,043)       (4,574,173)
                                                            ------------       -----------

              Net property and equipment                       4,223,073         5,400,751
                                                            ------------       -----------

Other assets:
Excess of purchase price over net assets acquired,
     net of accumulated amortization of $96,360 and
     $85,751 in 1998 and 1997, respectively                      323,567           403,711
  Deposits                                                        67,589            54,941
  Other                                                           17,918            41,894
                                                            ------------       -----------


              Total other assets                                 409,074           500,546
                                                            ------------       -----------



                                                            $  6,653,993       $ 8,108,847
                                                            ============       ===========





The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                            DECEMBER 31,      DECEMBER 31,
                                                                1998              1997
                                                            -----------       -----------

Current liabilities:
  Line of credit                                            $ 1,130,863       $ 1,309,612
  Note payable                                                1,633,511                --
  Note due to related party                                      87,500            62,500
  Current installments of long-term debt                        686,085           413,243
  Current installments of obligations under
     capital leases                                             799,319         3,820,933
  Accounts payable                                            1,863,185         1,655,858
  Accrued radiologist fees                                      360,501           439,066
  Accrued expenses, other                                       905,955           696,814
                                                            -----------       -----------

             Total current liabilities                        7,466,919         8,398,026


Long-term liabilities:
  Long-term debt, excluding current installments                     --           594,064
  Obligations under capital leases,
     excluding current installments                           2,137,486                --
  Deferred lease payments                                       113,360           175,136
                                                            -----------       -----------

             Total liabilities                                9,717,765         9,167,226
                                                            -----------       -----------

Commitments and contingencies                                        --                --

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
     shares authorized, 500,000 shares issued
     and 368,815 outstanding                                  1,475,260                --
  Common stock, no par value, 9,000,000
     shares authorized, 8,880,000 and 3,093,430 shares
     issued and outstanding in 1998 and 1997                      1,936               779
  Additional paid-in capital                                  3,422,721         2,899,138
Note receivable from stockholder                             (1,326,000)               --
Retained earnings (accumulated deficit)                      (6,637,689)       (3,958,296)
                                                            -----------       -----------

             Net stockholders' equity (deficit)              (3,063,772)       (1,058,379)
                                                            -----------       -----------

                                                            $ 6,653,993       $ 8,108,847
                                                            ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              YEAR ENDED         YEAR ENDED
                                                             DECEMBER 31,       DECEMBER 31,
                                                                 1998               1997
                                                             ------------       ------------
Net revenue                                                  $  8,774,419       $  9,942,050
                                                             ------------       ------------

Operating expenses:
  Direct operating expenses                                     5,385,967          5,331,362
  General and administrative                                    4,108,572          4,405,975
  Depreciation and amortization                                 1,329,988          1,445,492
                                                             ------------       ------------

             Total operating expenses                          10,824,527         11,182,829
                                                             ------------       ------------

             Operating loss                                    (2,050,108)        (1,240,779)

Interest expense                                                  752,530            694,575
Other income                                                      123,245             25,223
                                                             ------------       ------------

Loss before income taxes                                       (2,679,393)        (1,910,131)

Income taxes                                                           --                 --
                                                             ------------       ------------

Net loss                                                     $ (2,679,393)      $ (1,910,131)
                                                             ------------       ============

Dividends to preferred shareholders (intrinsic value of
        beneficial conversion to common shareholders          (25,568,750)
                                                             ------------

Net loss available to common shareholders                    $(28,248,143)
                                                             ============

Net loss per common share  - basic and dilutive              $      (3.75)      $       (.60)
                                                             ============       ============
Weighted average number of common
  shares outstanding - basic and dilutive                       7,532,443          3,159,884
                                                             ============       ============




The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED        YEAR ENDED
                                                                    DECEMBER 31,      DECEMBER 31,
                                                                        1998              1997
                                                                    -----------       -----------

Cash flows provided by operating activities:
  Net loss                                                          $(2,679,393)      $(1,910,131)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation and amortization                                 1,329,988         1,445,492
        Common stock issued for services                                     --            48,397
        Increase (decrease) in accounts receivable allowances          (124,642)          347,540
        Gain (loss) on disposition of equipment                              --            (5,086)
        (Increase) in accounts receivable                               224,476          (274,903)
        Decrease in prepaid expenses and
          other assets                                                   85,872            13,325
        Increase  in accounts payable and
          accrued expenses                                            1,753,479           799,465
        Increase due to related party                                        --            23,819
        (Decrease) in deferred lease payments                           (61,776)          (61,776)
                                                                    -----------       -----------

        Net cash provided by operating activities                       528,004           426,142
                                                                    -----------       -----------

Cash flows provided by in investing activities:
        Increase in intangible assets                                        --           (38,963)
        Purchases of property and equipment                             (48,192)         (207,732)
        Proceeds from note due related party                            199,000                --
        Deposits                                                        (12,648)            1,563
                                                                    -----------       -----------

        Net cash provided by (used) in investing activities             138,160          (245,132)
                                                                    -----------       -----------

Cash flows provided by (used in) financing activities:
        Proceeds from issuance of common stock, net                          --            77,990
        Proceeds from borrowings (repayment) on line of credit         (178,749)          315,794
        Proceeds from note payable                                           --           205,000
        Repayment of notes payable                                           --          (209,294)
        Proceeds from borrowings on long-term debt                           --           385,000
        Repayment of long-term borrowings                              (321,225)         (102,330)
        Proceeds of borrowing from related parties                      224,000           125,000
        Repayment of borrowings from related parties                   (199,000)          (70,742)
        Principal payments under capital lease obligations             (191,190)       (1,011,763)
                                                                    -----------       -----------

        Net cash used by financing activities                          (666,164)         (285,345)
                                                                    -----------       -----------





The accompanying notes are an integral part of the consolidated financial statements.

                                                                    (continued)


                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             YEAR ENDED          YEAR ENDED
                                                                            DECEMBER 31,        DECEMBER 31,
                                                                                 1998                1997
                                                                           ---------------       -----------

Net increase (decrease) in cash                                                         --          (104,335)

Cash at beginning of period                                                             --           104,335
                                                                           ---------------       -----------

Cash at end of period                                                                   --       $        --
                                                                           ===============       ===========

Supplemental disclosure of cash flow information:

     Interest paid                                                         $       657,314       $   747,113
                                                                           ===============       ===========

     Income tax paid                                                       $            --       $        --
                                                                           ===============       ===========

     Non-cash investing financing activities:

          Capital lease obligations incurred                               $            --       $   274,288
                                                                           ===============       ===========

          Common Stock issued as satisfaction of related party
          debt (See Note 13)                                               $            --       $   275,604
                                                                           ===============       ===========

          Common Stock issued as satisfaction for trade creditor debt      $            --       $   205,140
                                                                           ===============       ===========

          Common Stock issued for equipment acquisition                    $            --       $    20,000
                                                                           ===============       ===========

          Common Stock issued in exchange for marketable securities        $            --       $ 1,800,000
                                                                           ===============       ===========

          Common Stock exchange for marketable securities rescinded        $            --       $(1,800,000)
                                                                           ===============       ===========

          Preferred stock issued for non-cash item (See Note 11)           $     2,000,000       $        --
                                                                           ===============       ===========

         In October of 1997 the Company refinanced its line of credit approximating $1,200,000 with a new line from HealthCare Financial Partners, Inc., ("HCFP") including a term loan of $235,000 personally guaranteed by principals and giving the lender a first security interest on all accounts receivable.

         In 1998 the note receivable from stockholder of $2,000,000 (see note
         11) was reduced by offsetting the $674,000 inter-company payable to the stockholder. The inter-company payable was created by a $199,000 cash advance from the stockholder and the stockholders direct payment of $475,000, made on behalf of the Company, to reduce certain debt.

The accompanying notes are an integral part of the consolidated financial statements.
                                                                     (continued)

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


         In November of 1998, the Company refinanced its major lease obligations with its lessor. The lessor accepted a note for past arrearages through June, 1998 on certain of its capital lease and maintenance obligations. The $1,633,511 note will mature June 1, 1999 with interest at 10% annum due at maturity. AESI (having a 65% common stock interest in the Company) has guaranteed the lease obligations and in October, 1998 contributed $475,000 toward satisfying the Company's arrearages from June through October, 1998.

         In 1998, 131,185 of the 500,000 shares of preferred stock issued in March of 1998 for $2,000,000 in consideration were converted into 5,786,570 shares of the Company's Common Stock.




The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                            RETAINED
                                                                          ADDITIONAL        EARNINGS            NOTE
                                          PREFERRED        COMMON           PAID-IN       (ACCUMULATED       RECEIVABLE
                                            STOCK           STOCK           CAPITAL         DEFICIT)         STOCKHOLDER
                                            -----           -----           -------          --------        -----------

Balances at December 31, 1996            $        --       $   686       $  2,320,497       $(2,048,165)      $        --

Issuance of common stock
  (1,872,041 shares)                              --           375          2,300,369                --                --

Common stock issue rescinded                      --          (292)        (1,799,708)               --                --

Exercise of warrants
  (52,000 shares)                                 --            10             77,980                --                --

Net Loss                                          --            --                 --        (1,910,131)               --
                                         -----------       -------       ------------       -----------       -----------

Balances at December 31, 1997            $        --       $   779       $  2,899,138       $(3,958,296)               --


Issuance of preferred stock
  (500,000 shares)                         2,000,000            --         25,568,750                --                --

Preferred stock dividend
  (intrinsic value of beneficial
  conversion features)                            --            --        (25,568,750)               --                --

Note receivable - stockholder
(related to preferred stock)                      --            --                 --                --        (2,000,000)

Conversion of preferred stock to
common stock
 (131,185 preferred shares for
5,786,570 common shares)                    (524,740)        1,157            523,583                --                --

Reduction of note receivable -
stockholder                                       --            --                 --                --           674,000

Net Loss                                          --            --                 --        (2,679,393)               --
                                         -----------       -------       ------------       -----------       -----------

Balance at December 31, 1998             $ 1,475,260       $ 1,936       $  3,422,721       $(6,637,689)      $(1,326,000)
                                         ===========       =======       ============       ===========       ===========




The accompanying notes are an integral part of the consolidated financial statements.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1)       ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of National Diagnostics, Inc. and its subsidiaries (Company): Alpha Associates, Inc. (Associates); Alpha Acquisitions Corp. (Acquisitions); SunPoint Diagnostic Center, Inc. (SunPoint); National Diagnostics/Orange Park, Inc. (Orange Park); and National Diagnostics/Riverside, Inc. (Riverside). Associates and Acquisitions hold 100% of the partnership interests in Brandon Diagnostic Center, Ltd. (Brandon). The Company and Orange Park hold 100% of the partnership interests in Sundance Partners (a real estate holding partnership.) The Company provides medical imaging services to patients at its centers or mobile facilities in Brandon (Brandon), Ruskin (SunPoint), and greater Jacksonville area (Orange Park and Riverside), Florida.

         In February 1998, the company signed a definitive merger agreement with American Enterprise Solutions, Inc. (AESI), a private company recently formed to acquire and develop community health care enterprises. In conjunction with the merger agreement, the parties in March 1998 executed a stock purchase agreement whereby AESI acquired 500,000 shares of the Company's preferred stock. In March 1998, AESI converted 131,185 shares of the preferred stock into approximately 65% of the company's outstanding shares of common stock. As part of the merger, the remaining preferred stock will be converted so that 22,057,407 in total common stock would be issued in conjunction with the merger, whereby AESI will own approximately 88% of the Company. No further shares of preferred stock have been converted since March 1998, nor has the merger been completed as of April 15, 1999.

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

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and their affiliates. All significant inter-company balances and transactions have been eliminated.

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A)       PROPERTY AND EQUIPMENT

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

         C)       PRE-OPENING COSTS

                  Pre-opening costs consisting of outside consulting, other directly related professional fees, equipment testing and calibration and office set up which are incurred prior to opening are deferred and amortized over 12 months commencing with a Center opening. All pre-opening costs were fully amortized by December 31, 1997. Amortization expense for pre-opening costs for 1997 was $59,089. The Company did not incur pre-opening costs in 1998. In the future the Company will expense such costs. (See note 2K)

         D)       EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

                  Excess of purchase price over net assets acquired is amortized over 20 years. Management reviews the performance of the related assets on a quarterly basis to determine if impairment has taken place. Impairment of goodwill was realized in the Orange Park facility in 1998 due to loss of revenues and unsatisfactory results of operations. Approximately $55,000 un-amortized goodwill was written off in 1998. Amortization expense for the excess of purchase price over net assets acquired for 1998 and 1997 was $80,144 (including $55,000 write-off) and $24,187, respectively.

         E)       CASH AND CASH EQUIVALENTS

                  For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. At December 31, 1998 and 1997, respectively, the Company had no cash equivalents.

         F) ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

                  On a quarterly basis, the Company evaluates the projected undiscounted cash flows of each business unit to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets, and accrues expenses for the amount, if any, determined to be permanently impaired. Except for the write off of goodwill (see note 2d), no other impairment losses were incurred during 1998 and 1997.

         G)       REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

                  Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Net revenue represents gross revenue less contractual adjustments and provision for bad debts (bad debts are not material to the Company's financial statements). The Company's management at least quarterly determines the adequacy of the accounts receivable valuation allowances by, among other procedures, reviewing historical experience for changes in factors affecting billing and collections (e.g. third party reimbursement arrangements). For all years presented, approximately 15% to 18% of the Company's revenues are reimbursed under arrangements with Medicare/Medicaid. No other third party payor group represents 10% or more of the Company's revenues. Therefore, concentration of credit risk with respect to the remaining accounts receivable is limited due to the large number of payors representing the patient base.

                  The Brandon facility contributed approximately 51% and 46% of total revenues for 1998 and 1997, respectively.

         H)       ACCOUNTING FOR STOCK BASED COMPENSATION

                  The Company applies the disclosure provisions statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and accordingly, does not recognize compensation expense for its employee stock-based compensation plans other than for restricted stock.

         I)       LOSS PER COMMON SHARE

                  The Company has adopted SFAS No. 128, "Earnings Per Share" as this standard became effective for financial statements issued after December 15, 1997. SFAS No. 128 eliminates primary and fully dilutive net income per common share and replaces them with basic and diluted net income per common share. Basic loss per share is the same as the diluted loss per share since the Company had a net loss for the year ended December 31, 1998 and 1997. Outstanding stock options and warrants have not been considered in these computations since the effect of their inclusion would be antidilutive.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:


                  Numerator:                                                             1998              1997
                                                                                    ------------       -----------

                     Net loss                                                       $ (2,679,393)      $(1,910,131)
                                                                                    ------------       -----------
                     Dividends to preferred shareholders (intrinsic value
                       of beneficial conversion features)                            (25,568,750)
                                                                                    ------------       -----------

                      Net loss available to common shareholders                     $(28,248,143)      $(1,910,131)
                                                                                    ============       ===========
                  Denominator:
                    Weighted average number of common shares used in basic EPS         7,532,443         3,159,884
                    Effect of dilutive stock options and warrants                             --                --
                                                                                    ------------       -----------
                    Weighted number of common shares and dilutive potential
                       common stock used in diluted EPS                                7,532,443         3,159,884
                                                                                    ============       ===========

                  At December 31, 1997, the Company had potentially dilutive securities outstanding consisting of options and warrants for 75,000 and 85,205 common shares, respectively. In December 31, 1998, the Company had outstanding options for 10,000 common shares. In both 1997 and 1998, the options and warrants would have had an anti-dilutive effect on EPS and are, therefore, not included in the denominator.



         J)       FAIR VALUE OF FINANCIAL INSTRUMENTS

                  At December 31, 1998 and 1997, the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of these assets.

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

         K)       NEW ACCOUNTING PRONOUNCEMENTS

                  In 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 had no material impact to the Company's financial statement presentation.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The Company adopted SFAS No. 131 in 1998 with no impact to the company's results of operations or its disclosures.

                  The AICPA's Accounting Standards Executive Committee has issued SOP 98-5, Reporting on the Costs of Start-Up Activities. The SOP requires that costs of start-up activities, including organization costs, be expensed as incurred. It applies to all non-governmental entities. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principal. The Company has had the policy of capitalizing pre-opening costs. At December 31, 1997 and 1998 there exists no un-amortized cost. Therefore, the adoption of SOP 98-5 has no significant effect on the Company's financial statements.


         L)       OPERATIONAL MATTERS AND LIQUIDITY

                  The Company has a net loss for 1998 of $2,679,393 and at December 31,1998 has a retained earnings accumulated deficit of $6,637,689 and a working capital deficit of $5,445,073. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. In addition, the success of the Company could also, among other things, require obtaining additional financing or capital infusions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                  In response to the Company's continued losses from its Orange Park and Riverside facilities, the Company began to consolidate its Jacksonville operations in the first quarter of 1999 to more efficiently utilize its fixed assets and human resources. In March of 1999 the Company entered into a sales agreement for its Orange Park facility, which will result in a gain. The proceeds are expected to satisfy the Company's mortgage commitments on the property. The Company downsized its staffing in Jacksonville in response to the sale of the facility and the decreased revenues. The site will be utilized by the buyer for offering other medical services. The company, then, will maintain its presence by offering mobile diagnostic services. Other pieces of equipment from the site will be utilized elsewhere in the Company where the demand for services warrants.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  The Company, with the underwriting of AESI, entered into an agreement in April of 1999, allowing the Company to cure its arrearages with its major lessor. Additionally, in February of 1999, the Company refinanced its account receivables, allowing the Company to better leverage its trade receivables.


3)       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                Estimated
                                               December 31,     December 31,      service
                                                   1998            1997         life (years)
                                               -----------      ----------      ------------

           Land                                $    85,000      $   85,000           --
           Buildings                               253,041         253,041           39
           Medical Equipment                     7,889,923       7,846,004            7
           Office furniture and equipment          733,203         728,930            7
           Leasehold improvements                  836,732         836,732          3-5
           Vehicles                                225,217         225,217          5-7
                                               -----------      ----------

                                               $10,023,116      $9,974,924
                                               ===========      ==========



         Depreciation and amortization expense totaled $1,329,988 and $1,445,492 for the year ended December 31, 1998 and 1997, respectively.


4)       LINES OF CREDIT

         In 1997 the Company refinanced its line of credit with a lender that specializes in medical receivable financing. The lender has a first security interest on all accounts receivable. The borrowing base on the line fluctuates proportionately with accounts receivable balance and is adjusted on a daily basis. The agreement was amended in November of 1998, whereby lender waived the event of default arising from the change in control of the Company that occurred when AESI purchased controlling interest of the Company. The amendment also adjusted the interest rate to prime plus 5% (at December 31, 1998, 14.75%), which was down slightly from the default interest rate of 15%. The interest is paid monthly. The line matures September 1999. Additionally, in November, 1998, the lender advanced an additional $80,000 on the line, to be used in current operations, with a subsequent agreement to pay the additional amount off in $5,000 per day installments beginning in January, 1999. The Company had completed its installment payments by February 2, 1999. The Company refinanced its receivables with a new lender in February, 1999 (see subsequent events).


                                                                                    1998
                                                                                 ----------

                     Line of credit limit                                        $2,000,000
                     Qualifying borrowing base                                    1,131,304
                     Outstanding loan balance at December 31, 1998                1,130,863

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5)         LONG-TERM DEBT


           Long-term debt is summarized as follows:                                   December 31,    December 31,
                                                                                          1998            1997
                                                                                      ------------      ----------
           Installment loans payable which consist of a number of separate installment loan contracts collateralized by equipment and vehicles
           The loans require monthly installments of principal and interest over terms that vary from two to five years. At December 31, 1998, the
           loans bear interest at rates ranging from 9.0% to 12.25%                   $    275,069      $  348,259

           Mortgage notes payable in monthly installments of $3,821 including interest at 8.75% and 11%; maturing through April, 2020;
           collateralized by mortgaged real estate property                                411,016         438,262

           Installment loan payable, collateralized by accounts receivable and personal guarantees. The loan was accelerated due to technical default (see line of credit) and accrued interest at 15% until paid
           in full by September, 1998, original maturity October, 1999                          --         220,786
                                                                                      ------------      ----------

           Total long-term debt                                                            686,085       1,007,307

           Less current installments of long-term debt                                     686,085         413,243
                                                                                      ------------      ----------

           Long-term debt, excluding current installments                             $         --      $  594,064
                                                                                      ============      ==========

         At December 31, 1998 the Company was in default of certain loan covenants due to late payments. Generally, when in default the lender may accelerate the loan. The Company has not received a waiver of default from its lenders and has therefore reclassified the long-term portion of debt to short-term. The mortgage notes are expected to be paid off upon closing of the sale of property. (See subsequent events.)

6)       LEASES

         The Company has entered into capital leases for medical equipment which expire in 2003. The gross amount of equipment and related accumulated depreciation recorded under capital leases are as follows:


                                                 December 31,    December 31,
                                                      1998            1997
                                                 ------------    ------------
              Medical equipment                  $  6,574,000    $  6,574,000

              Less accumulated depreciation         4,085,000       3,004,000
                                                 ------------    ------------

                                                 $  2,489,000    $  3,570,000
                                                 ============    ============

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The present value of future minimum capital lease payments based on interest rates ranging from 9% to 14.5% is as follows:


           Year ending December 31:                                            1999   $  799,319
                                                                               2000      666,600
                                                                               2001      642,900
                                                                               2002      605,100
                                                                               2003      222,886
                                                                                      ----------


                Present value of minimum capital lease payments                        2,936,805

                Less current installments of obligations under capital leases            799,319
                                                                                      ----------

                Obligations under capital leases, excluding
                   current installments                                               $2,137,486
                                                                                      ==========

         In November, 1998, the Company refinanced with its major lessor its major medical capital lease obligations. At December 31, 1998, the Company was in default of its refinancing agreement due to a late payment of $95,000. Generally, while in default the lessor may accelerate the lease obligation. In March, 1999, the Company entered into an agreement with its major lessor, which allows the Company to make installments through September, 1999, for its arrearages. The other remaining lessors (approximately 15% of the total leases obligations outstanding at December 31, 1998) have also been cooperating with the Company; generally allowing not more than 60 days past due on lease payments. In light of the agreement, classification of the long-term capital lease obligations to current has not been adjusted in the Company's financial statements.

         The Company is obligated under non-cancelable operating leases that expire through 2004.

         Future minimum lease payments under these leases are as follows:


         Year ending December 31:                                    1999            861,800
                                                                     2000            823,100
                                                                     2001            818,500
                                                                     2002            739,000
                                                                     2003            323,200
                                                                     Thereafter      130,800
                                                                                  ----------
                                                                                  $3,696,400
                                                                                  ==========

         Rental expense related to these non-cancelable leases was approximately $1,183,000 and $1,161,000 for the years ended December 31, 1998 and 1997, respectively.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7)       NOTES PAYABLE TO RELATED PARTIES

         Note payable to related parties are as follows:


                                                  December 31,    December 31,
                                                       1998            1997
                                                  ------------    ------------
           Note payable with interest at 9%,
           payable on demand                      $     62,500    $     62,500

           Notes payable with interest at 7%
           payable on demand                            25,000
                                                  ------------    ------------
                                                  $     87,500    $     62,500
                                                  ============    ============

         Interest expense to related parties approximated $5,800 and $8,500 for the years ended December 31, 1998 and 1997, respectively.

8)       INCOME TAXES

         The provision for income tax expense (benefit) at December 31, consists of the following:

                                   1998              1997
                               -----------      ------------
                 Current       $        --      $         --
                 Deferred                                 --
                               -----------      ------------

                               $        --      $         --
                               ===========      ============

         The income tax provision for 1998 and 1997 reconciled to the tax computed at the statutory rate of 34% is as follows:

                                                                                  1998              1997
                                                                              -----------       -----------

           Income taxes at statutory rate                                     $  (911,000)      $  (649,400)
           State income taxes                                                    (134,200)          (95,800)
           Current year net operating loss not utilized                         1,033,354           730,900
           Non deductible expenses                                                 11,846            14,300
                                                                              -----------       -----------

                                                                              $        --       $        --
                                                                              ===========       ===========

           The deferred tax asset and liability consist of the following
                 December 31:
                                                                                  1998              1997
                                                                              -----------       -----------
           Assets
                Net operating loss carry forward                              $ 2,277,200       $ 1,196,300
                Allowance for doubtful accounts                                   346,000           394,700
                Deferred rents                                                     42,800            65,300
                      Other                                                         1,000               600
                Nondeductible accrued compensation                                     --             2,000
                Pre-opening costs                                                  35,900            54,000

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Acquisition basis difference          114,700           118,200
                                       -----------       -----------
                                         2,817,600         1,831,100
     Less:  valuation allowance         (2,526,800)       (1,493,800)
                                       -----------       -----------
                                           290,800           337,300
                                       -----------       -----------

Liabilities
     Fixed assets                          288,400           335,700
     Goodwill                                2,400             1,600
                                       -----------       -----------
                                           290,800           337,300
                                       -----------       -----------
Net deferred taxes                     $        --       $        --
                                       ===========       ===========


         Management, using SFAS 109 criteria and placing greater weight on the 1997/1998 taxable losses along with expectations for 1999, concluded that the above valuation allowance at December 31, 1998, was reasonable. The net increase in the valuation allowance in 1998 approximated $1,033,000.

         At December 31, 1998 approximately $5,838,000 in net operating carry forwards remain which will expire if not utilized by 2012. The Company's preferred stock issuance in 1998 resulted in change of ownership pursuant to Internal Revenue Code Section 382 which places a yearly limitation on the utilization of the Company's net operating losses.


9)       CONCENTRATION OF ACCOUNTS RECEIVABLE

         The Company's accounts receivable are due from the following:


                                               December 31,    December 31,
                                                   1998            1997
                                               ------------    ------------
           Commercial insurance carriers       $  1,201,100    $  1,410,200
           Managed care providers                   937,800         710,900
           Private patients                         166,213         475,189
           Worker's compensation                     87,500         105,500
           Medicare/Medicaid                        453,500         358,300
                                               ------------    ------------

                                                  2,846,113       3,060,089
           Less allowances:
             Contractual adjustments                676,100         626,842
             Doubtful accounts                      211,200         374,600
                                               ------------    ------------

                                               $  1,958,813    $  2,058,647
                                               ============    ============

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10)        COMMITMENTS AND CONTINGENCIES

           A)     GUARANTEES

           A term loan and certain equipment loans of the Company approximating $102,000 are fully guaranteed by an officer/stockholder.

           B)     EMPLOYMENT CONTRACTS

           The President and Chief Executive Officer operated under three year employment contracts that became effective July 1, 1995. The President and Chief Executive Officer received salaries of $150,000 and $75,000, respectively, plus certain benefits. Under the contracts each executive was to receive a 5% bonus of the annual net income of the Company in excess of the prior fiscal year's income. Additionally, a bonus equal to 2.5% of net revenue in excess of the prior year's net revenue was to have been paid to each executive. In 1997 the bonus arrangement was eliminated until the Company experiences two consecutive profitable quarters. The Chief Executive Officer resigned and the employment contract was terminated effective January 19, 1998.

           Total compensation earned by the Chief Executive Officer and President under the existing contracts for the years ended December 31, 1998 and 1997 was approximately $169,000 and $240,900 respectively.

           The Company entered into an employment agreement with the President of Orange Park for a three year period commencing February 1, 1995. The executive is to receive as compensation an annual salary of $100,000 plus certain benefits. In addition, the executive will earn a 10% bonus based on the increase in adjusted profits of the Orange Park center. No bonus was awarded in 1997 or 1998. The employment agreement was extended through June, 1998. The employment of this executive ended the 1st quarter of 1999.

           Effective January 1, 1999 the Company contracted with AESI for all of its management, accounting, and billing and collection services. The compensation for such services is to be 6% of gross collections.

           C)     PROFESSIONAL SERVICES AGREEMENT

           The Company enters into agreements with physician groups to provide radiological services. The physicians are paid with a percentage of the net receipts or fixed fee amount. The contracts are generally three years or less.

           The Company entered into radiological service contracts that were effective for the period February 1 through June 30, 1997, for its Brandon, SunPoint and Orange Park facilities. The contracts were terminated by the Company effective June 30, 1997 due to non-performance of all representations made by the contracted radiologist group. A settlement of $238,000 was reached wherein the Company agreed to pay for services rendered. The agreement calls for the assumption of a $48,000 liability due to tenant locums used by the Centers; a $50,000 payment due March 15, 1998, and the balance of $140,000 to be paid evenly in 12 monthly installments thereafter. The Company adequately reserved for these amounts in 1997 and assumed the liability. At December 31, 1998 the Company had remaining approximately $53,000 toward this indebtedness.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           In November of 1998, the Company entered into a five year professional services agreement for radiological services with a company that specializes in radiological services. The agreement may be terminated at any time without cause upon 180 day prior written notice. The fees for services are based on 14% of gross receipts for services rendered.

           Physician service expense under the current and previously existing contracts for the years ended December 31, 1998 and 1997 was approximately $1,293,000 and $1,284,000, respectively.

           (D)  YEAR 2000 ISSUE

           The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

           (E)  LEGAL ACTIONS

           On May 20,1998, Carnegie Capital, Ltd. ("Carnegie Capital") filed suit for foreclosure against the Company and its wholly owned partnership, Sundance Partners for alleged default of a second mortgage note held by Carnegie Capital. The debt outstanding at December 31, 1998, approximates $127,000 plus interest approximating $8,300 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company filed a counter suit alleging certain improprieties on the part of Carnegie Capital. On October 6, 1998, The Company entered into a stipulation agreement where in the Company agreed to pay $9,077.78 per month through January 15, 1999 with the remaining balance to be paid in full by January 31, 1999. The Company did not make its final two payments and Carnegie Capital was awarded a final judgment of foreclosure on March 14, 1999. Carnegie Capital has agreed to stay its foreclosure action until June 11, 1999, pending the sale of the property by the Company (see subsequent events).

           On March 30, 1999, Mr. Jugal Taneja, former CEO and Chairman of the Board and current stockholder, filed suit on behalf of himself, similarly situated shareholders of the Company and National Diagnostics against the current Chairman of the Board, the Company's CEO and AESI. The suit alleges, among other things, that: the consideration given by AESI in exchange for the Preferred Stock of the Company were less than the value of the Preferred Stock received by AESI; and breach of fiduciary responsibility and misrepresentation of fact. The suit seeks temporary and permanent injunction against the merger taking place, rescinding the stock purchase agreement, and damages "in excess of $15,000" (not otherwise stated) sustained by the Company. Management believed the suit was without merit. The suit was dismissed on May 4, 1999. AESI will acquire the stock held by Mr. Taneja.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11)        SHAREHOLDERS' EQUITY

           COMMON STOCK

           In 1997, the Company issued 104,815 shares of common stock in satisfaction of $156,742 of trade creditor debt.

           In June of 1997, the Company entered into an agreement for consulting and funding services which called for compensation payable in nine installments of 14,483 shares of common stock each, four quarterly installments of $43,750 each in value of common stock at the prevailing market price, plus options. The Company subsequently, in 1997, terminated the contract and in January of 1998, entered into a release and settlement agreement. The Company issued 29,166 shares of Common Stock under the contract and settled with a payment of $15,000 in 1998.

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

           On March 27, 1998 a portion of the Company's Preferred Shares were converted to 5,786,570 Common shares giving AESI 65% of the total 8,880,000 shares of Common Stock outstanding on March 27, 1998.

           PREFERRED STOCK

                  SERIES A PREFERRED STOCK

                  In March 1998, the Company's articles of incorporation were amended to provide the authorization of 1,000,000 shares Series A Preferred Stock at no par value. The shares are entitled to receive dividends on a non-cumulative basis to the extent declared on the common stock, and the dividends cannot be in excess of $.10 per share. The liquidation and redemption price on each share of preferred stock is $4.00 and $4.30, respectively. Holders of the preferred stock voting as a separate class have the right to 8 votes per share, and have the right to elect 50% of the authorized number of members of the Board of Directors. In addition, the preferred stock can be converted at any time into common stock at a ratio of 44.11 shares of common stock per share of preferred stock. In conjunction with the company's merger with AESI in March 1998, the company issued 500,000 shares of Series A Preferred Stock to AESI for consideration valued at $2,000,000. AESI converted 131,185 shares of preferred stock into 5,786,570 shares of the company's common stock.

                  BENEFICIAL CONVERSION FEATURE

                  In March, 1997, the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a non-detachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in capital. This initial value is calculated at the

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  date of issue as the difference of the conversion price and the quoted market price of the company's common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds in the beneficial convertible feature is treated as dividend and is recognized as a return to the preferred shareholder over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e., no valuation discounts allowed) as the full value used in order to determine the intrinsic value dividend. The intrinsic value of the dividends to the preferred shareholder is deducted from the net income before calculating the net loss per common share. The intrinsic value of beneficial conversion features to preferred shareholders is $25,568,750 (based on 500,000 shares of preferred stock valued at $4.00 a share each immediately convertible into 44.11 shares of common stock, which in March of 1998 had an unadjusted quoted market price of $1.25 a share).

           NOTE RECEIVABLE - STOCKHOLDER

           In conjunction with the Company's merger agreement with AESI in March 1998, the Company issued 500,000 shares of Series A Preferred Stock to AESI in consideration for $2,000,000 in cash, assets and credit underwriting in order to maintain the Company's financial stability. In order for AESI to satisfy this obligation to the Company, AESI initially transferred its ownership in 8,000,000 shares of restricted common stock of Halis, Inc. (a public company) that AESI held, along with another 4,048,325 shares, as an investment which accounted for approximately 27% of Halis, Inc.'s outstanding shares of common stock at that time. AESI's CEO and Vice Chairman was also a director of Halis, Inc.; in addition, another officer/director of AESI was an officer of one of Halis, Inc.'s subsidiary. The shares of common stock of Halis, Inc. were valued by the company at $2,000,000 based on Halis, Inc.'s quoted market price less a 10% discount factor to reflect its restricted nature and the fact that it represented a large block of stock. This valuation also approximated AESI's cost of the Halis, Inc.'s common stock. It was AESI's intent to provide the company with permanent capitalization of $2,000,000. While the company did not specifically use the common stock as collateral or such, or sell all or a portion of the common stock of Halis, Inc., it was generally available to do so. Since AESI's acquisition of its interest in the Company, it has successfully assisted the Company in refinancing its line of credit and certain of the capital leases.

           In July 1998, AESI exchanged all the common stock of Halis, Inc. that AESI and the company held for all the outstanding shares of common stock of one of Halis, Inc.'s wholly-owned subsidiaries. AESI and the Company substituted a promissory note for $2,000,000 collateralized by the common stock of the former wholly owned subsidiary of Halis, Inc. for the shares of Halis, Inc. that were being held by the company. The note bears interest at 7% per annum, with both principal and interest due July 1, 2000. With both parties' approval, payments can be made in advance. At December 31, 1998, the note balance was reduced to $1,326,000 as the parties agreed to offsetting the intercompany account balance due AESI at that time. As the note relates to the issuance of the Company" capital stock, the note is presented in the Statement of Stockholders' Equity as a contra account.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           No options were granted in 1997 or 1998 under the employee or director plans. In 1997, options for 15,000 shares were issued to a consultant to the Company for services rendered.

           A summary of the status of the Company's outstanding stock options as of December 31, 1998, and 1997, and changes during the years ending on those dates is presented below.


                                                                                                      Weighted Average
                                                                                  Shares               Exercise Price
                                                                                 -------              ----------------
           Options outstanding, December 31, 1996                                 60,000                  $  6.69
           Options granted                                                        15,000                  $  1.50
           Options exercised                                                           -                        -
           Options outstanding, December 31, 1997                                 75,000                  $  5.95
           Options granted                                                             -                        -
           Options exercised                                                           -                        -
           Options expired                                                       (65,000)
           Options outstanding, December 31, 1998                                 10,000                  $  3.00


           The following table summarizes information concerning currently outstanding and exercisable stock options.

                                                                                               Weighted          Weighted
                                                 Range of               Number             Remaining Contract    Average
                                              Exercise Prices        Outstanding               Life (Years)      Exercise
                                              ---------------        -----------           ------------------    --------
           Outstanding Options:
                                                 $ 3.00                 10,000                    9               $ 3.00

           Exercisable Options:
                                                 $ 3.00                 10,000                    9               $ 3.00

           The Company has adopted only the disclosure provisions of SFAS No. 123 "Accounting of Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The Company did not grant any options to employees during 1997 and 1998. Accordingly, SFAS No. 123 pro forma disclosures are not necessary.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           WARRANTS

           Pursuant to consulting agreement dated March 29, 1996 between the Company and an outside computer consultant the Board authorized 100,000 warrants exercisable at $3.00 to be issued for services rendered. The warrants were issued on July 25, 1996 and valued at the fair value of the contracted services performed ($8,000.) 50,000 of these warrants were exercised during 1996; the remaining warrants were exercised in 1997.

           A summary of the status of the Company's outstanding warrants as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below.

                                                                                                             Weighted Average
                                                                                        Warrants              Exercise Price
                                                                                       ----------            ----------------
           Warrants outstanding, December 31, 1996                                      137,205                  $7.20
           Warrants granted                                                                   -                      -
           Warrants exercised                                                            52,000                   1.50(1)
           Warrants outstanding, December 31, 1997                                       85,205                   3.00
           Warrants expired                                                             (85,205)                     -
           Warrants granted                                                                   -                      -
           Warrants exercised                                                                 -                      -
           Warrants outstanding, December 31, 1998                                            -                      -

           (1) Effective June 17, 1997, the Company lowered the strike price to $1.50 a share for all outstanding warrants at that date.

(13)      RELATED PARTIES

           In 1997, the Company issued its common stock valued at $51,804 as satisfaction of its indebtedness to the President of Orange Park for the reimbursement of expenses that he paid on behalf of the Company and purchase of certain medical equipment valued at $20,000 and reimbursement of expenses paid by this executive on behalf of the Company.

           The Company through its Orange Park facility utilizes various diagnostic and office equipment leased by Neurophysiology Associates, Inc. ("NPA"). NPA is 100% owned by the President and Chief Operating Officer of Orange Park. The Company has agreed to compensate NPA in no more or less favorable terms than the original lease calls for. Monthly payments approximate $950 and $1,920 in 1998 and 1997, respectively. Annual rent expense approximated $11,400 and $23,000 in 1998 and 1997. Certain payments by the Company are made directly to the third party lessor.

           In July of 1996, the Company entered into a month to month rental arrangement for its regional office (approximately 2,200 square feet) in northeast Florida with Medical Consultants Inc. The President and Chief Operating Officer of Orange Park is 100% owner of Medical Consultants, Inc. The agreement calls for rental payments of $1,500 per month. Rent expense for these spaces in 1998 and 1997 totaled $7,500 and $18,000, respectively. The office was closed in May 1998.

           In July of 1996, a triple net lease became effective between the Company and Sundance Partners II (a

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Florida general partnership) for a free standing 7,100 medical facility used for Riverside's Diagnostic Center. The facility is located in the Riverside area of Jacksonville, Florida. The lease term is for an initial five years with a one time option to extend for a five year period. Rent expense for 1998 and 1997 approximated $119,000 and $117,000, respectively. Sundance Partners II is 100% owned by the Company's Chief Executive Officer and President.

           In November 1996, J. Taneja and C. Alliston loaned the Company approximately $33,000 each. The loans were due on demand and bear an 8% interest rate. In 1997, the officers each accepted stock valued at $121,900 as payment of this indebtedness and unpaid bonuses from 1996.

           One of the Company's directors (currently resigned), Mr. Traber is a partner of Foley and Lardner, a law firm that is one of the Company's legal counselors. Total expense to the firm amounted to approximately $36,000 in 1996. In 1997, the firm accepted stock value at $150,000 in settlement for the Company's indebtedness which, at the time, approximated that amount.

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

           The Company has contracted with Healthy Services, Inc. which performs bone density diagnostic services. Mr. Curtis Alliston (President and COO) owns 50% interest in Healthy Services. The Company bills and collects for the services rendered and retains a percentage of collection varying from 25% to 50%. Total net fees earned by Healthy Services for 1998 and 1997 approximate $122,000 and $68,000 respectively. In November of 1998 Healthy Services was acquired by AESI; subsequently, certain diagnostic equipment was transferred to the Company at no gain to AESI.

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

           About the time that AESI acquired its 65% interest in the Company, AESI began to advance monies to the Company on an as needed basis to accommodate the Company's cash needs. Certain monies were repaid. AESI advanced a total of $1,209,500 in 1998, inclusive of $475,000 it paid on behalf of the Company to its major creditor to bring the Company current through October of 1998 with its work-out agreement. The Company paid AESI back $535,500. At December 31, 1998, AESI and the Company agreed to reduce the note receivable from AESI (See Note
           11) by the intercompany balance of $674,000.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (14)      SUBSEQUENT EVENTS

           Effective January 1, 1999 the Company contracted with AESI Service Group, Inc. (a subsidiary of AESI) for management services, billing and collections.

           On January 15, 1999, the Company entered into a Loan and Security Agreement with Healthcare Capital Resources, Inc. The agreement allowed the Company to terminate its line of credit borrowing arrangements with its prior lender and better leverage its accounts receivables.

           In response to the Company's continued losses from its Orange Park and Riverside facilities, the Company began to consolidate its Jacksonville operations in the first quarter of 1999 to more efficiently utilize its fixed assets and human resources. In March of 1999 the Company negotiated a $550,000 sales agreement for its fixed site facility at Orange Park. The sale will enable the Company to better utilize its major pieces of equipment elsewhere in the organization and allow a continued presence at the Orange Park facility with mobile services. The site is to be utilized by the buyer for offering other medical services. Additionally, the Company will be able to minimize its work force by fully staffing only the Riverside facility. The Company intends to utilize the proceeds from the sale to satisfy its mortgages on the facility, one of which is has a stay of foreclosure sale until June 11, 1999.

           In March of 1999, the Company entered into an agreement with its major lessor, which will allow the Company to make installment payments through August 1999, toward the Company's arrearages. The Company will then make its regular monthly installments under the extended terms of its refinanced agreement arrived at in November, 1998.

ITEM 8 --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 9 - DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Prior to January 19, 1998, the Board of Directors consisted of Curtis L. Alliston and Jugal K. Taneja. Mr. Taneja resigned as director and officer effective January 19, 1998. In March 1998, Chuck Broes and Cardwell C. Nuckols were elected to the Board of Directors. Subsequently, Mr. Broes was appointed Chief Executive Officer and Mr. Nuckols was appointed Treasurer.

CHUCK BROES. Mr. Broes is a business and healthcare visionary with over 30 years of experience in the healthcare and technology industries, in both domestic and foreign markets. He has had and continues to serve in influential positions, including COP, CEO, COO, CIO and board member of both private and public companies. He currently serves as COB and CEO of Optimark Data Systems, Inc. (ODS-on the Vancouver Stock Exchange). Mr. Broes also sits on several private company Boards and the Ethics Committee of Moffitt Cancer Center. Mr. Broes served ten years as the visionary of Wellmark, Inc., a subsidiary of Primark Corporation (NYSE), one of the nation's first healthcare information clearing houses. He was point man for a coalition of healthcare, technology, business and financial experts, specializing in corporate reengineering, business incubating, investment and merchant banking and acquisition and mergers via strategic partnering.

Mr. Broes has participated in 28 projects, including the turnaround of two public companies, and moving one private company near bankruptcy to be NASDAQ publicly traded. He also achieved the turnaround of another near bankrupt company to a positive state where it was acquired by a public company. Mr. Broes recently has accepted the position of CEO of American Enterprise Solutions, Inc.
(AES). Mr. Broes' areas of expertise include strategic analysis to establish a vision, market development to target product and service placement, and strategic partnering to leverage the market position and in corporate financing.

Mr. Broes has been on numerous local and national radio and TV shows, served as keynote speaker at healthcare conferences, given healthcare visionary lectures across the country and conducted information technology seminars coast to coast. In addition, Mr. Broes has served as a quoted source in many healthcare publications, including: Healthweek, Computers in Health Care, Computers Infomatics, Modern Healthcare, and other prestigious publications.

CARDWELL C. NUCKOLS, PH.D. Dr. Nuckols is the President and sits on the Board of Directors of American Enterprise Solutions, Inc. (AES).

An internationally recognized expert in such areas as behavioral medicine and addictions treatment, Cardwell C. Nuckols, Ph.D. has been a clinical and developmental consultant for over twenty years. During this time, he has consulted with The Central Labor Council (AFL-CIO), United Auto Workers, DuPont, General Motors, United Airlines and other industries in the area of enhancing productivity. He served as a trainer and consultant to the Federal Bureau of Investigation, federal court systems and branches of the armed forces specializing in the areas of antisociality, violence and trauma. Dr. Nuckols has also served as hospital administrator, having led numerous successful start-up and turn-around efforts in the health care area.

Dr. Nuckols' educational background includes advanced work in medical research, pharmacology, and psychology. Dr. Nuckols is widely published, having authored more than 30 journal articles, 14 books and workbooks, 21 videos and 17 audiotape series.

Dr. Nuckols received the Gooderham Award for outstanding contributions in the alcohol and drug addiction field. He was recently selected by the American Society of Addiction Medicine to assist in the development of patient placement criteria for dual disorder patients. Dr. Nuckols is also Chairman of the editorial review board of Counselor Magazine.

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

JUGAL K. TANEJA, Age 51, resigned as director, the Chief Executive officer and Secretary of the Company effective January 19, 1998. Mr. Taneja also serves as Chief Executive Officer and director of NuMED Surgical, Inc., Chairman, Chief Executive Officer and director of NuMED Home Health Care, Inc., and past publicly-held entities involved in the home health care and medical equipment industries. He also serves as the President and director of Bancequity Petroleum, Inc. Before his association with Bancapital and NuMED, Mr. Taneja served as Senior Vice President of Union Commerce Bank and Huntington National Bank.

RON BAUGH. Age 51, served as President of National Diagnostics of Orange Park, Inc. and in charge of all Jacksonville operations. Mr. Baugh's employment terminated in March, 1999. Prior to joining the Company in 1995, Mr. Baugh spent seven years in clinical medicine and healthcare delivery and became a specialist in diagnostic vascular ultrasound and neurodiagnostic testing. He served as Administrator of the Florida Neurological Institute, an outpatient diagnostic center, Vice President of American Medical Imaging Corporation and as a board member. He is a Fellow of the American Academy of Physician Assistants and past President of the Middleburg Rotary Club.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and holders of more than 10% of the Common Stock to file with the Securities Exchange commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms filed with the Company by such person, all such Section 16(a) filing requirements were complied with by such persons in 1998 except for the following: Mr. Broes and Mr. Nuckols have not filed but intend to file Forms 3 and 5 to comply with section 16(a) in the future. Mr. Alliston intends to file Form 5 to comply with section 16(a) in the future.

ITEM 10 -- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and President and President of Orange Park. No other executive officer earned more than $100,000 for the fiscal years ended December 31, 1997 and 1998. The directors of the Company receive no compensation.


                                                                                                      LONG-TERM
                                                  ANNUAL COMPENSATION                            COMPENSATION AWARDS
                                       ----------------------------------------        -----------------------------------------
                                       FISCAL                                            ALL OTHER         SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR            SALARY            BONUS        COMPENSATION               OPTIONS
---------------------------            ------          -------           ------        ------------        ---------------------
Jugal K. Taneja,                        1998             3,941(3)             -                -                     -
   Chief Executive Officer              1997            75,000                -            7,950                     -
                                        1996            75,000           68,015(2)        20,356(1)                  -

Curtis L. Alliston,                     1998           150,000                -           14,891                     -
   President and Chief                  1997           150,000                -            7,950(1)
    Operating Officer                   1996           150,000           68,015(2)        20,356(1)                  -

Ron Baugh,                              1998           100,000                -           19,383(1)
   President of Orange Park             1997           100,000                -           10,200(1)                  -



----------------------
(1)   Represents club dues and automobiles expense allowance.
(2)   Received stock in lieu of payment.
(3) Mr. Taneja resigned as a Director, Chief Executive Officer and Secretary as of January 19, 1998.

The following tables set forth information with respect to grants of options to purchase shares of Common Stock during 1998 to the executive officers named in the Summary Compensation Table. The amounts shown as potential realizable values on the options are based on assumed annualized rates of appreciation in the price of the Common Stock of 0%, 5% and 10% over the term of the options, as set forth in rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock. There can be no assurance that the potential realizable values reflected in this table will be achieved.


                           STOCK OPTION GRANTS IN 1998


                                                           MARKET                       POTENTIAL REALIZABLE VALUE AT ASSUMED
                              % OF TOTAL                  PRICE PER                         ANNUAL RATES OF STOCK PRICE
                                OPTIONS                   SHARE OF                         APPRECIATION FOR OPTION TERM(2)
              NUMBERS OF      GRANTED TO                  UNDERLYING                 -------------------------------------------
              SECURITIES      EMPLOYEES                   SECURITY ON
              UNDERLYING      IN FISCAL      EXERCISE       DATE OF      EXPIRATION
  NAME     OPTIONS GRANTED      1997      PRICE PER SHARE   GRANT(1)        DATE           0%              5%             10%
--------- ---------------- -------------  --------------- ------------  -----------  -------------  --------------  ------------


  No options were granted to executive officers in 1998.


The following table sets forth information concerning each exercise of options during 1998 by the executive officers named in the Summary Compensation Table. No options were outstanding as of December 31, 1998.


                            OPTION EXERCISES IN 1998

                                    SHARES ACQUIRED ON
        NAME                            EXERCISE            VALUE REALIZED($)
--------------------                ------------------      -----------------


No options were exercised by executives in 1998.


ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the Record Date, March 31, 1999, with respect to: (i) each of the Company's directors; (ii) each of the Company's executive officers named in the Summary Compensation Table; (iii) all directors and executive officers of the Company as a group; and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                                  BENEFICIALLY OWNED
                                                                ----------------------

NAME                                                              SHARES       PERCENT
----                                                            ---------      -------
Jugal K. Taneja(1)(2) ....................................        659,900       7.4%
Curtis L. Alliston(3)(4) .................................        622,000       7.0%
Ron Baugh(5) .............................................         77,320         *
Chuck Broes(6) ...........................................             --        --
Cardwell C. Nuckols,  Ph.D.(6) ...........................             --        --
American Enterprise Solutions, Inc. ......................      5,786,570      65.2%
Directors and executive officers as a group (3 persons)(7)      7,145,790      80.0%

* Less than 1%



(1) The business address of Mr. Taneja is 6950 Bryan Dairy Road, Largo, Florida 33777.
(2) Includes 459,900 shares held by Twenty First Century Health Care Fund, LLC ("CHCF") over which Mr. Taneja has no economic interest but shares voting rights with other members of CHCF. The 659,900 shares shown does not include 115,000 shares held by Mrs. Taneja's children, who are over the age of 21 years.
(3) Includes 100,000 shares of Common Stock held by Alliston Family Limited Partnership, which was established for the benefit of Mr. Alliston's children, over which Mr. Alliston will exercise voting rights.
(4) The business address of Mr. Alliston is 755 West Brandon Boulevard, Brandon, Florida 33511.
(5)   The address of Mr. Baugh is 633 Cherry Grove Road, Orange Park, Florida
      32073
(6) Mr. Broes and Mr. Nuckols are CEO and President, respectively, and Directors of American Enterprise Solutions, Inc. Their business address is 6800 North Dale Mabry, Tampa, Florida 33614
(7)   Includes notes (1) through (5) above.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                              CERTAIN TRANSACTIONS


The Company has an Employee Stock Option Plan ("employee plan") and a Non-employee Director Stock Option plan ("director plan"). Options granted under the employee plan are intended to be incentive stock options. The total number of shares to which options may be granted under the employee and director plans are 200,000 shares. Generally, the exercise price shall be fixed at no less than 100% of the average fair market value of the shares at date of option. At December 31, 1998 there are no outstanding options under the Director Plan and there are 10,000 outstanding options under the Employee Plan.

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

The Company through its Orange Park facility utilizes various diagnostic and office equipment leased by Neurophysiology Associates, Inc. ("NPA"). NPA is 100% owned by the President and Chief Operating Officer of Orange Park. The Company has agreed to compensate NPA in no more or less favorable terms than the original lease calls for. Monthly payments approximate $1,920 and $950 in 1998 and 1997, respectively. Annual rent expense approximated $11,400 and $23,000 in 1998 and 1997. Certain payments by the Company are made directly to the third party lessor.

In July of 1996, the Company entered into a month to month rental arrangement for its regional office (approximately 2,200 square feet) in northeast Florida with Medical Consultants Inc. President and Chief Operating Officer of Orange Park is 100% owner of Medical Consultants, Inc. The agreement calls for rental payments of $1,500 per month. Rent expense for these spaces in 1998 and 1997 totaled $7,500 and $18,000, respectively. The office was closed in May 1998.

In July of 1996, a triple net lease became effective between the Company and Sundance Partners II (a Florida general partnership) for a free standing 7,100 medical facility used for Riverside's Diagnostic Center. The facility is located in the Riverside area of Jacksonville, Florida. The lease term is for an initial five years with a one time option to extend for a five year period. Rent expense for 1998 and 1997 approximated $119,000 and $117,000, respectively. Sundance Partners II is 100% owned by the Company's Chief Executive Officer and President.

In November 1996, J. Taneja and C. Alliston loaned the Company approximately $33,000 each. The loans were due on demand and bear an 8% interest rate. In 1997, the officers each accepted stock valued at $121,900 as payment of this indebtedness and unpaid bonuses from 1996.

One of the Company's former directors, Mr. Traber is a partner of Foley and Lardner, a law firm that is one of the Company's legal counselors. In 1997, the firm accepted stock valued at $150,000 in settlement for the Company's indebtedness which, at the time, approximated that amount.

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

The Company has contracted with Healthy Services, Inc. which performs bone density diagnostic services. Mr. Curtis Alliston (President and COO) owns 50% interest in Healthy Services. The Company bills and collects for the services rendered and retains a percentage of collection varying from 25% to 50%. Total net fees earned by Healthy Services for 1998 and 1997 approximate $122,000 and $68,000 respectively. In November of 1998 Healthy Services was acquired by AESI; subsequently, certain diagnostic equipment was transferred to the Company at no gain to AESI.

The Company engages Alan Serna (D.B.A.: Clearway Cleaning) to perform janitorial services and laundry services for the corporate office, Brandon and SunPoint facilities. Mr. Serna is the step son-in-law of Mr. Alliston. Total janitorial and laundry expense approximated $93,000 in 1998.

About the time that AESI acquired its 65% interest in the Company, AESI began to advance monies to the Company on an as needed basis to accommodate the Company's cash needs. Certain monies were repaid. AESI advanced a total of $1,209,500 in 1998, inclusive of $475,000 it paid on behalf of the Company to its major creditor to bring the Company current through October of 1998 with its work-out agreement. The Company paid back $535,500; with a net advance of $674,000 made to the Company by AESI. The advances are shown netted against the $2,000,000 receivable received by the Company from AESI in exchange for the securities it had earlier received in exchange for the Company's 500,000 Preferred Shares.

Effective January 1, 1999 the Company contracted with AESI Service Group, Inc. (a subsidiary of AESI) for management services, billing and collections.

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

10.4     Employment Agreement by and between the Company and Curtis L. Alliston dated November 10, 1995. (Exhibit 10.1 of Company's Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

10.5     Employment Agreement by and between the Company and Jugal K. Taneja dated November 10, 1995. (Exhibit 10.2 of
         Company's Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

10.6     Lease Agreement dated July 12, 1995 between National Diagnostics/Orange Park, Inc. and Siemens Medical Systems,
         Inc. effective September 14, 1995. (Exhibit 10.3 of Company's Form 10-QSB for the period ended September 30,
         1995 is incorporated by reference herein).

10.7     Purchase Agreement dated February 19, 1996 between National Diagnostics, Inc., National Diagnostics/Orange
         Park, Sundance Partners, and partners (Exhibit 10.9 of the Company's Form 10-KSB for the period ended December
         31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.8     Agreement of Partnership of Sundance Partners (a Florida partnership) dated March 1, 1995. (Exhibit 10.10 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.9     Lease Agreement dated September 3, 1991 and modification thereto dated August 8, 1992 by and between Brandon
         Diagnostic Center, Ltd. and Bay Land Investment, Inc. relating to a portion of the Company's Brandon, Florida facility. (Exhibit 10.2 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.10    Lease Agreement dated February 1, 1992 and modification thereto dated August 8, 1992 by and between Brandon
         Diagnostic Center, Ltd. and Bay Land Investment, Inc. relating to a portion of the Company's Brandon, Florida facility. (Exhibit 10.3 to the Company's Form SB-1 Registration Statement Reg. No. 33-80612) is incorporated by reference herein).

10.11    Lease Agreement dated January 15, 1993 by and between Brandon Diagnostic Center, Ltd. and Bay Land Investment,
         Inc. relating to a portion of the Company's Brandon, Florida facility. (Exhibit 10.4 to the Company's Form SB-1
         Registration Statement (Reg. no. 33-80612) is incorporated by reference herein).

10.12    Lease Agreement dated May 4, 1994 by and between Alpha Associates, Inc. and Sun Point Associates, Inc. and Sun
         Point Associates relating to the Company's Ruskin, Florida facility. (Exhibit 10.5 to the Company's for SB-1
         Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.13    Equipment Lease Agreement dated September 11, 1991 by and between Brandon Diagnostic Center, Ltd. and Siemens
         Credit Corporation and supplements thereto relating to the Company's magnetic resonance imaging equipment.
         (Exhibit 10.6 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.14    Equipment Lease Agreement dated September 11, 1991 by and between Brandon Diagnostic Center, Ltd. and Siemens
         Credit Corporation and supplement thereto relating to the Company's computer tomography equipment. (Exhibit
         10.7 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.15    Equipment Lease Agreement dated November 18, 1991 by and between Brandon Diagnostic Center, Ltd. and Siemens
         Credit Corporation and supplements thereto relating to the Company's nuclear medicine equipment. (Exhibit 10.9 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.16    Lease Agreement dated September 1, 1994 by and between Highland Properties of Gulf Coast, Ltd. and Brandon
         Diagnostic Center, Ltd. relating to the Company's Brandon, Florida facility. (Exhibit 10.21 to Amendment No. 3 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612 is incorporated by reference herein).

10.17    Asset Purchase Agreement effective November 1, 1993 by and between Alpha Acquisitions Corp. and Equipment
         Company of Brandon, Inc. pertaining to the acquisition by Alpha Acquisitions Corp. of the 40% limited partnership interest in Brandon Diagnostic Center, Ltd. (Exhibit 10.22 to Amendment No. 3 to the Company's Form
         SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.18    Unit Purchase Option dated September 27, 1994 relating to 50,000 Units (Exhibit 4.5 to Amendment No. 2 to the
         Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.19    Equipment Lease Agreement dated July 19, 1994 by and between Medical Consultants of Middleburg, Inc. and
         Copelco Capital Corporation relating to Orange Park's ultrasound equipment. (Exhibit 10.17 to the Company's
         Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.20    Master Lease Agreement dated June 27, 1994 by and between Alpha Associates, Inc. d/b/a Brandon Diagnostic
         Center and Copelco Leasing Corporation and schedules thereto relating to SunPoint's diagnostic imaging equipment. (Exhibit 10.18 to the Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.21    Equipment Lease Agreement dated August 1, 1994 by and between Brandon Diagnostic Center, Ltd. and Siemens
         Credit Corporation relating to SunPoint's diagnostic imaging equipment. (Exhibit 10.19 to the Company's Form
         10-KSB for December 31, 1994 is incorporated by reference herein).

10.22    Asset Purchase Agreement, dated February 6, 1995 and effective as of January 31, 1995, as amended, by and among
         Middleburg Medical Imaging Consultants, Inc. (renamed National Diagnostics/Orange Park, Inc.), Medical
         Consultants of Middleburg, Inc. and Medical Imaging Consultants, Inc. (Exhibit 10.20 to the Company's Form
         10-KSB for December 31, 1994 is incorporated by reference herein).

10.23    Employment Contract, dated February 6, 1995 and effective as of January 31, 1995, by and between Ronald D.
         Baugh and Middleburg Medical Imaging Consultants, Inc. (Exhibit 10.21 to the Company's Form 10-KSB for December
         31, 1994 is incorporated by reference herein).

10.24    Professional Services Agreement, dated November 30, 1994, by and between the Company and Drs. Hurt, Isaacs,
         Johnston and Cranford, P.A. (Exhibit 10.23 to the Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.25    Services Agreement, dated November 17, 1994, by and between Diagnostic Cardiology Associates, P.A. and the
         Company. (Exhibit 10.24 to the Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.26    Lease Agreement dated August 15, 1995 between National Diagnostics/Riverside, Inc. ("Riverside") and Sundance
         Partners II relating to the Company's Riverside fixed site facility. (Exhibit 10.33 to the Company's 10-QSB for
         June 30, 1996 is incorporated by reference herein).

10.27    Equipment Lease Agreement dated July 15, 1996 between National Diagnostics/Riverside, Inc. and Siemens Credit
         Corporation relating to Riverside's computer tomography equipment. (Exhibit 10.34 to the Company's 10-QSB for
         September 30, 1996 is incorporated by reference herein).

10.28    Equipment Lease Agreement dated August 12, 1996 between National Diagnostics/Riverside, Inc. and Siemens Credit
         Corporation relating to the Riverside's ultrasound equipment. (Exhibit 10.35 to the Company's 10-QSB for
         September 30, 1996 is incorporated by reference herein).

10.29    Promissory Note and Business Loan Agreement dated September 9, 1996 between Brandon Diagnostic Center, Ltd. and
         South Hillsborough Community Bank related to equipment refinancing. (Exhibit 10.36 to the Company's 10-QSB for
         September 30, 1996 is incorporated by reference herein).

10.30    Equipment Lease Agreement dated September 11, 1996 between National Diagnostics/Riverside, Inc. ("Riverside")
         and Siemens Credit Corporation relating to Riverside's Sireskop C. (Exhibit 10.37 to the Company's 10-QSB for
         September 30, 1996 is incorporated by reference herein).

10.31    Loan and Security Agreement dated September 13,1996 between National Diagnostics, Inc. and DVI Business Credit
         Corporation relating to the Company's line of credit. (Exhibit 10.38 to the Company's 10-QSB for September 30,
         1996 is incorporated by reference herein).

10.32    Promissory Note and Business Loan Agreement dated December 23, 1996 between Brandon Diagnostic Center, Ltd. and
         South Hillsborough Community Bank related to the purchase of Stereotactic Mammography equipment. (Exhibit 10.37 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.33    Equipment Lease Agreement dated January 22, 1997 between Brandon Diagnostic Center, Ltd. ("Brandon") and
         Siemens Credit Corporation relating to Brandon's Sireskop CX. (Exhibit 10.38 to the Company's Form 10-KSB for
         December 31, 1996 is incorporated by reference herein).

10.34    Professional Service Agreement, effective February 1, 1997, by and between SunPoint Diagnostic Center, Inc. and
         TeleQuest, Inc. (Exhibit 10.39 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.35    Professional Service Agreement, effective February 1, 1997, by and between National Diagnostics/Orange Park,
         Inc. and TeleQuest, Inc. (Exhibit 10.40 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.36    Professional Service Agreement, effective February 1, 1997, by and between Brandon Diagnostic Center, Ltd. and
         TeleQuest, Inc. (Exhibit 10.41 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.37    Exchange Agreement, dated June 27, 1997 by and between National Diagnostics, Inc. and Sudafric Suisse Trustees.
         (Exhibit 10.43 to the Company's Form 8-K dated July 22, 1997 is incorporated by reference herein).

10.38    Professional Services Agreement, dated May 15, 1997 by and between National Diagnostics, Inc. and University of
         Florida, for and on behalf of the Board of Regents of the State of Florida, for the Benefit of the Department
         of Radiology/UFHSCJ, College of Medicine, University of Florida. (Exhibit 10.44 to the Company's Form 10-QSB
         for June 30, 1997 is incorporated by reference herein.)

10.39    Professional Services Agreement dated August 1, 1997 by and between National Diagnostics, Inc. and Nancy C.
         Lawhon, M.D., P.C. (Exhibit 10.47 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.40    Loan and Security Agreement, dated October 3, 1997 by and between National Diagnostics, Inc., SunPoint
         Diagnostic Center, Inc., National Diagnostics/Orange Park, Inc., National Diagnostics/Riverside, Inc., Alpha
         Associates, Inc., Alpha Acquisitions, Inc., Brandon Diagnostic Center, Ltd., and HealthCare Financial Partners
         Funding, Inc. (Exhibit 10.48 to the Company's Form 10-QSB for September 30, 1997 is incorporated by reference herein).

10.41    Merger Agreement dated February 23, 1998 by and between National Diagnostics, Inc., a Florida Corporation, and
         American Enterprise Solutions, Inc., a Florida Corporation. (Exhibit 10.49 to the Company's Form 8-K dated
         March 10, 1998 is incorporated by reference herein).

10.42    Stock Purchase Agreement dated March 17, 1998 by and between National Diagnostics, Inc., a Florida Corporation and American Enterprise Solutions, Inc., a Florida Corporation. (Exhibit 10.50 to the Company's Form 10-KSB
         dated December 31, 1997, is incorporated by reference herein).

10.43    Professional Services Agreement dated October 13, 1997 by and between National Diagnostics, Inc. and Lisa
         Porter-Grenn, M.D. (Exhibit 10.51 to the Company's Form 10-KSB dated December 31, 1997, is incorporated by reference herein).

10.44    First Amendment to Merger Agreement by and between National Diagnostics, Inc. and American Enterprise
         Solutions, Inc. effective March 17, 1998. (Exhibit 10.53 to the company's Form 10-QSB dated March 31, 1998 is incorporated by reference herein).

10.45    Second Amendment to Merger Agreement by and between National Diagnostics, Inc. and American Enterprise
         Solutions, Inc. effective April 29, 1998. (Exhibit 10.52 of the Company's Form 10-KSB dated December 31, 1997 is incorporated herein).

10.46    Third Amendment to Merger Agreement by and between National Diagnostics, Inc. and American Enterprise Solution,
         Inc. effective July 24, 1998. (Exhibit 10.54 of the Company's Form 10-QSB dated June 30, 1998 is Incorporated herein).

10.47    Professional Services Agreement by and between National Diagnostics, Inc. and NAVIX MSO Punta Gorda, Inc. dated
         November 17, 1998.

10.48    Professional Services Agreement by and between National Diagnostics, Inc. and AES Service Group, Inc. effective
         October 1, 1998.

20.1     National Diagnostics, Inc. Offer to Exchange dated July 6, 1995. (Exhibit 20.1 to the Company's Form 10-QSB for
         the period ended June 30, 1995 is incorporated by reference herein).

21       Subsidiaries of Registrant (Exhibit 21 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

24       Powers of Attorney (included on signature page) (Exhibit 24 of the Company's Form 10-KSB for the period ended
         December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

27.1     Financial Data Schedule


   (b)   Reports on Form 8-K.

         No Form 8-K was filed by the Company in the fourth quarter of 1998.

                                   SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



Date:  May 26, 1999                NATIONAL DIAGNOSTICS, INC.



                                   By:      /s/ Curtis Alliston
                                            -----------------------------
                                            Curtis L. Alliston
                                            President and Chief Operating
                                            Officer



                                   By:      /s/ Dennis Hult
                                            -----------------------------
                                            Dennis C. Hult
                                            Comptroller

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

10.4 Employment Agreement by and between the Company and Curtis L. Alliston dated November 10, 1995. (Exhibit 10.1 of Company's Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

10.5 Employment Agreement by and between the Company and Jugal K. Taneja dated November 10, 1995. (Exhibit 10.2 of Company's Form 10-QSB for the period ended September 30, 1995 is incorporated by reference herein).

10.6     Lease Agreement dated July 12, 1995 between National Diagnostics/Orange
         Park, Inc. and Siemens Medical Systems, Inc. effective September 14,
         1995. (Exhibit 10.3 of Company's Form 10-QSB for the period ended
         September 30, 1995 is incorporated by reference herein).

10.7     Purchase Agreement dated February 19, 1996 between National
         Diagnostics, Inc., National Diagnostics/Orange Park, Sundance Partners, and partners. (Exhibit 10.9 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

10.8 Agreement of Partnership of Sundance Partners (a Florida partnership) dated March 1, 1995. (Exhibit 10.10 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

                                  EHIBIT INDEX

                                                                                                                   Pagination by
                                                                                                                   Sequential
Exhibit                                                                                                            Numbering
Number                                      Description of Document                                                System
-------                                     -----------------------                                                -------------
10.9     Lease Agreement dated September 3, 1991 and modification thereto dated August 8,
         1992 by and between Brandon Diagnostic Center, Ltd. and Bay Land Investment,
         Inc. relating to a portion of the Company's Brandon, Florida facility.  (Exhibit 10.2 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is
         incorporated by reference herein).

10.10    Lease Agreement dated February 1, 1992 and modification thereto dated August 8,
         1992 by and between Brandon Diagnostic Center, ltd. and Bay Land Investment,
         Inc. relating to a portion of the Company's Brandon, Florida facility.   (Exhibit 10.3
         to the Company's Form SB-1 Registration Statement Reg. No. 33-80612) is
         incorporated by reference herein).

10.11    Lease Agreement dated January 15, 1993 by and between Brandon Diagnostic
         Center, Ltd. and Bay Land Investment, Inc. relating to a portion of the Company's
         Brandon, Florida facility.  (Exhibit 10.4 to the Company's Form SB-1 Registration
         Statement (Reg. no. 33-80612) is incorporated by reference herein).

10.12    Lease Agreement dated May 4, 1994 by and between Alpha Associates, Inc. and
         Sun Point Associates, Inc. and Sun Point Associates relating to the Company's
         Ruskin, Florida facility.   (Exhibit 10.5 to the Company's for SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.13    Equipment Lease Agreement dated September 11, 1991 by and between
         Brandon Diagnostic Center, ltd. and Siemens Credit Corporation and supplements thereto relating to the Company's magnetic resonance imaging equipment. (Exhibit 10.6 to the Company's Form SB-1
         Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.14    Equipment Lease Agreement dated September 11, 1991 by and between
         Brandon Diagnostic Center, Ltd. and Siemens Credit Corporation and
         supplement thereto relating to the Company's computer tomography
         equipment.   (Exhibit 10.7 to the Company's Form SB-1 Registration Statement
         (Reg. No. 33-80612) is incorporated by reference herein).

10.15    Equipment Lease Agreement dated November 18, 1991 by and between Brandon
         Diagnostic Center, Ltd. and Siemens Credit Corporation and supplements thereto relating to the Company's nuclear medicine equipment.  (Exhibit 10.9 to the
         Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

                                  EXHIBIT INDEX

                                                                                                                   Pagination by
                                                                                                                   Sequential
Exhibit                                                                                                            Numbering
Number                                      Description of Document                                                System
-------                                     -----------------------                                                -------------
10.16    Lease Agreement dated September 1, 1994 by and between Highland
         Properties of Gulf Coast, Ltd. and Brandon Diagnostic Center, Ltd.
         relating to the Company's Brandon, Florida facility. (Exhibit 10.21 to
         Amendment No. 3 to the Company's Form SB-1 Registration Statement (Reg.
         No. 33-80612 is incorporated by reference herein).

10.17    Asset Purchase Agreement effective November 1, 1993 by and between
         Alpha Acquisitions Corp. and Equipment Company of Brandon, Inc.
         pertaining to the acquisition by Alpha Acquisitions Corp. of the 40% limited partnership interest in Brandon Diagnostic Center, Ltd.
         (Exhibit 10.22 to Amendment No. 3 to the Company's Form SB-1
         Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.18    Unit Purchase Option dated September 27, 1994 relating to 50,000 Units
         (Exhibit 4.5 to Amendment No. 2 to the Company's Form SB-1 Registration
         Statement (Reg. No. 33-80612) is incorporated by reference herein).

10.19    Equipment Lease Agreement dated July 19, 1994 by and between Medical
         Consultants of Middleburg, Inc. and Copelco Capital Corporation relating to Orange Park's ultrasound equipment. (Exhibit 10.17 to the company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.20    Master Lease Agreement dated June 27, 1994 by and between Alpha
         Associates, Inc. d/b/a Brandon Diagnostic Center and Copelco Leasing
         Corporation and schedules thereto relating to SunPoint's diagnostic imaging equipment. (Exhibit 10.18 to the Company's form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.21    Equipment Lease Agreement dated August 1, 1994 by and between Brandon
         Diagnostic Center, Ltd. and Siemens Credit Corporation relating to
         SunPoint's diagnostic imaging equipment. (Exhibit 10.19 to the Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.22    Asset Purchase Agreement, dated February 6, 1995 and effective as of
         January 31, 1995, as amended, by and among Middleburg Medical Imaging
         Consultants, Inc. (renamed National Diagnostics/Orange Park, Inc.),
         Medical Consultants of Middleburg, Inc. and Medical Imaging
         Consultants, Inc. (Exhibit 10.20 to the Company's form 10-KSB for
         December 31, 1994 is incorporated by reference herein).

                                  EXHIBIT INDEX

                                                                                                                   Pagination by
                                                                                                                   Sequential
Exhibit                                                                                                            Numbering
Number                                      Description of Document                                                System
-------                                     -----------------------                                                -------------
10.23    Employment Contract, dated February 6, 1995 and effective as of January
         31, 1995, by and between Ronald D. Baugh and Middleburg Medical Imaging
         Consultants, Inc. (Exhibit 10.21 to the Company's Form 10-KSB for
         December 31, 1994 is incorporated by reference herein).

10.24 Professional Services Agreement, dated November 30, 1994, by and between the Company and Drs. Hurt, Isaacs, Johnston and Cranford, P.A.
         (Exhibit 10.23 to the Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.25    Services Agreement, dated November 17, 1994, by and between Diagnostic
         Cardiology Associates, P.A. and the Company. (Exhibit 10.24 to the
         Company's Form 10-KSB for December 31, 1994 is incorporated by reference herein).

10.26    Lease Agreement dated August 15, 1995 between National
         Diagnostics/Riverside, Inc. ("Riverside") and Sundance Partners II relating to the Company's Riverside fixed site facility. (Exhibit 10.33 to the Company's 10-QSB for June 30, 1996 is incorporated by reference herein).

10.27    Equipment Lease Agreement dated July 15, 1996 between National
         Diagnostics/Riverside, Inc. and Siemens Credit Corporation relating to
         Riverside's computer tomography equipment. (Exhibit 10.34 to the Company's 10-QSB for September 30, 1996 is incorporated by reference herein).

10.28    Equipment Lease Agreement dated August 12, 1996 between National
         Diagnostics/Riverside, Inc. and Siemens Credit Corporation relating to the Riverside's ultrasound equipment. (Exhibit 10.35 to the Company's
         10-QSB for September 30, 1996 is incorporated by reference herein).

10.29 Promissory Note and Business Loan Agreement dated September 9, 1996 between Brandon Diagnostic Center, Ltd. and South Hillsborough
         Community Bank related to equipment refinancing. (Exhibit 10.36 to the Company's 10-QSB for September 30, 1996 is incorporated by reference herein).

10.30    Equipment Lease Agreement dated September 11, 1996 between National
         Diagnostics/Riverside, Inc. ("Riverside") and Siemens Credit
         Corporation relating to Riverside's Sireskop CX. (Exhibit 10.37 to the
         Company's 10-QSB for September 30, 1996 is incorporated by reference herein).

                                  EXHIBIT INDEX

                                                                                                                   Pagination by
                                                                                                                   Sequential
Exhibit                                                                                                            Numbering
Number                                      Description of Document                                                System
-------                                     -----------------------                                                -------------
10.31    Loan and Security Agreement dated September 13,1996 between National
         Diagnostics, Inc. and DVI Business Credit Corporation relating to the
         Company's line of credit. (Exhibit 10.38 to the Company's 10-QSB for
         September 30, 1996 is incorporated by reference herein).

10.32 Promissory Note and Business Loan Agreement dated December 23, 1996 between Brandon Diagnostic Center, Ltd. and South Hillsborough
         Community Bank related to the purchase of Stereotactic Mammography equipment. (Exhibit 10.37 to the Company's Form 10-KSB for December 31,
         1996 is incorporated by reference herein.)

10.33    Equipment Lease Agreement dated January 22, 1997 between Brandon
         Diagnostic Center, Ltd. ("Brandon") and Siemens Credit Corporation relating to Brandon's Sireskop CX. (Exhibit 10.38 to the Company's Form
         10-KSB for December 31, 1996 is incorporated by reference herein).

10.34 Professional Service Agreement, effective February 1, 1997, by and between SunPoint Diagnostic Center, Inc. and TeleQuest, Inc. (Exhibit
         10.39 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.35 Professional Service Agreement, effective February 1, 1997, by and between National Diagnostics/Orange Park, Inc. and TeleQuest, Inc.
         (Exhibit 10.40 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.36 Professional Service Agreement, effective February 1, 1997, by and between Brandon Diagnostic Center, Ltd. and TeleQuest, Inc. (Exhibit
         10.41 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.37    Exchange Agreement, dated June 27, 1997 by and between National
         Diagnostics, Inc. and Sudafric Suisse Trustees. (Exhibit 10.43 to the
         Company's Form 8-K dated July 22, 1997 is incorporated by reference herein).

10.38    Professional Services Agreement, dated May 15, 1997 by and between
         National Diagnostics, Inc. and University of Florida, for and on behalf of the Board of Regents of the State of Florida, for the Benefit of the Department of Radiology/UFHSCJ, College of Medicine, University of
         Florida. (Exhibit 10.44 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein.)

                                  EXHIBIT INDEX

                                                                                                                   Pagination by
                                                                                                                   Sequential
Exhibit                                                                                                            Numbering
Number                                      Description of Document                                                System
-------                                     -----------------------                                                -------------
10.39    Professional Services Agreement dated August 1, 1997 by and between
         National Diagnostics, Inc. and Nancy C. Lawhon, M.D., P.C. (Exhibit
         10.47 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.40    Loan and Security Agreement, dated October 3, 1997 by and between
         National Diagnostics, Inc., SunPoint Diagnostic Center, Inc., National
         Diagnostics/Orange Park, Inc., National Diagnostics/Riverside, Inc.,
         Alpha Associates, Inc., Alpha Acquisitions, Inc., Brandon Diagnostic
         Center, Ltd., and HealthCare Financial Partners Funding, Inc. (Exhibit
         10.48 to the Company's Form 10-QSB for September 30, 1997 is incorporated by reference herein).

10.41    Merger Agreement dated February 23, 1998 by and between National
         Diagnostics, Inc., a Florida Corporation, and American Enterprise
         Solutions, Inc., a Florida Corporation. (Exhibit 10.49 to the Company's
         Form 8-K dated March 10, 1998 is incorporated by reference herein).

10.42    Stock Purchase Agreement dated March 17, 1998 by and between National
         Diagnostics, Inc., a Florida Corporation and American Enterprise
         Solutions, Inc., a Florida Corporation. (Exhibit 10.50 to the Company's
         Form 10-KS13 dated December 31, 1997, is incorporated by reference herein).

10.43    Professional Services Agreement dated October 13, 1997 by and between
         National Diagnostics, Inc. and Lisa Porter-Grenn, M.D. (Exhibit 10.51 to the Company's Form 10-KS13 dated December 31, 1997, is incorporated by reference herein).

10.44    First Amendment to Merger Agreement by and between National
         Diagnostics, Inc. and American Enterprise Solutions, Inc. effective
         March 17, 1998. (Exhibit 10.53 to the Company's Form 10-QSB dated March
         31, 1998 is incorporated by reference herein).

10.45    Second Amendment to Merger Agreement by and between National
         Diagnostics, Inc. and American Enterprise Solutions, Inc. effective
         April 29, 1998. (Exhibit 10.52 of the Company's Form 10-KSB dated
         December 31,1997 is incorporated herein).

10.46    Third Amendment to Merger Agreement by and between National
         Diagnostics, Inc. and American Enterprise Solution, Inc. effective July
         24, 1998. (Exhibit 10.54 of the Company's Form 10-QSB dated June 30,
         1998 is incorporated herein).

10.47    Professional Services Agreement by and between National Diagnostics,
         Inc. and NAVIX MSO Punta Gorda, Inc. dated November 17, 1998.

10.48    Professional Services Agreement by and between National Diagnostics,
         Inc. and AES Service Group, Inc. effective October 1, 1998.

20.1     National Diagnostics, Inc. Offer to Exchange dated July 6, 1995.
         (Exhibit 20.1 to the Company's Form 10-QSB for the period ended June
         30, 1995 is incorporated by reference herein).

21 Subsidiaries of Registrant (Exhibit 21 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

24 Powers of Attorney (included on signature page) (Exhibit 24 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

27.1     Financial Data Schedule