Form 10QSB
period 1999-03-31
NATIONAL DIAGNOSTICS INC
filed 1999-11-05
CIK 925894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                AMENDEMENT NO. 1
                                  FORM 10-QSB/A


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-24696


                           NATIONAL DIAGNOSTICS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              FLORIDA                                    59-3248917
    ------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

755 WEST BRANDON BLVD., BRANDON, FLORIDA                   33511
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including area code:           (813) 661-9501

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

Class:  Common Stock, No Par Value   Outstanding at October 25, 1999:  8,880,000

Transitional Small Business Disclosure Format (check one)     YES [ ]     NO [X]

                           NATIONAL DIAGNOSTICS, INC.

                             INDEX TO FORM 10-QSB/A



                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.  FINANCIAL STATEMENTS


Item 1.  Financial Statements


             Condensed Consolidated Balance Sheets at
               December 31, 1998 and March 31, 1999                        3


             Condensed Consolidated Statements of Operations
               for the three months ended March 31, 1998
               and 1999                                                    5


             Condensed Consolidated Statements of Cash Flows
               for three months ended March 31, 1998 and 1999              6


             Notes to Condensed Consolidated Financial Statements          8



Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10



PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                13

Item 3   Defaults Upon Senior Securities                                  13

Item 6   Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                14

ITEM 1.  FINANCIAL STATEMENTS

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------


                                                                                                    MARCH 31,
                                                                           DECEMBER 31,               1999
                                                                               1998                (UNAUDITED)
                                                                           ------------            -----------
Current assets:
  Related party receivable from net accounts receivable financing          $         --           $  2,446,432
  Accounts receivable, net of allowance of  $887,300 in 1998                  1,958,813                     --
  Prepaid expenses and other current assets                                      63,033                 70,673
                                                                           ------------           ------------

             Total current assets                                             2,021,846              2,517,105
                                                                           ------------           ------------

Property and equipment                                                       10,023,116             10,323,986
  Less:  accumulated depreciation and
     amortization                                                            (5,800,043)            (6,063,380)
                                                                           ------------           ------------

              Net property and equipment                                      4,223,073              4,260,606
                                                                           ------------           ------------

Other assets:
  Excess of purchase price over net assets acquired,
     net of accumulated amortization of  $96,360 and
     $101,670 in 1998 and 1999 respectively                                     323,567                318,317
  Deposits                                                                       67,589                134,163
  Other                                                                          17,918                 12,032
                                                                           ------------           ------------

              Total other assets                                                409,074                464,512
                                                                           ------------           ------------

                                                                           $  6,653,993           $  7,242,223
                                                                           ============           ============


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                    MARCH 31,
                                                            DECEMBER 31,              1999
                                                               1998                (UNAUDITED)
                                                            ------------           -----------
Current liabilities:
  Line of credit                                           $  1,130,863           $  1,790,320
  Note payable                                                1,633,511              1,633,511
  Notes due to related parties                                   87,500                 78,200
  Current installments of long-term debt                        686,085                661,225
  Current installments of obligations
     under capital leases                                       799,319              3,127,723
  Deferred lease payments                                            --                 97,916
  Accounts payable                                            1,863,185              2,038,320
  Due to related                                                     --                 57,375
  Accrued expenses, other                                     1,266,456              1,342,969
                                                           ------------           ------------

             Total current liabilities                        7,466,919             10,827,559

Long-term liabilities:
  Obligations under capital leases,
     excluding current installments                           2,137,486                     --
  Deferred lease payments                                       113,360                     --
                                                           ------------           ------------

             Total liabilities                                9,717,765             10,827,559
                                                           ------------           ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
     shares authorized, 500,000 shares issued and
     368,815 shares outstanding                               1,475,260              1,475,260
  Common stock, no par value, 9,000,000
     shares authorized 8,880,000
     shares issued and outstanding                                1,936                  1,936
  Additional paid-in capital                                  3,422,721              3,422,721
Note receivable from stockholder                             (1,326,000)            (1,326,000)
Retained earnings (accumulated deficit)                      (6,637,689)            (7,159,253)
                                                           ------------           ------------

             Net stockholders' equity (deficit)              (3,063,772)            (3,585,336)
                                                           ------------           ------------

                                                           $  6,653,993           $  7,242,223
                                                           ============           ============

See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS          THREE MONTHS
                                                                     ENDED                  ENDED
                                                                    MARCH 31,             MARCH 31,
                                                                     1998                   1999
                                                                  (UNAUDITED)            (UNAUDITED)
                                                                  -----------            -----------
Revenue, net                                                     $  2,797,303           $  2,208,738
                                                                 ------------           ------------

Operating expenses:
  Direct operating expenses                                         1,231,119              1,267,679
  General and administrative                                        1,052,991              1,076,559
  Depreciation and amortization                                       343,979                268,071
                                                                 ------------           ------------

             Total operating expenses                               2,628,089              2,612,309
                                                                 ------------           ------------

             Operating income (loss)                                  169,214               (403,571)

Interest expense                                                      155,540                201,150
Interest income                                                            --                 65,983
Other income                                                           81,464                 17,174
                                                                 ------------           ------------

Income (loss) before income taxes                                      95,138               (521,564)

Income taxes                                                               --                     --
                                                                 ------------           ------------

             Net income (loss)                                         95,138               (521,564)

Dividends to preferred shareholders (intrinsic value of
   beneficial conversion features - see Note 2)                    25,568,750                     --
                                                                 ------------           ------------

Net loss available to common shareholders                        $(25,473,612)          $   (521,564)
                                                                 ============           ============

Net (loss) per
  common share                                                   $      (7.46)          $       (.06)
                                                                 ============           ============

Weighted average number of common
  shares outstanding                                                3,414,906              8,880,000
                                                                 ============           ============


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS         THREE MONTHS
                                                                                        ENDED                 ENDED
                                                                                       MARCH 31,            MARCH 31,
                                                                                         1998                 1999
                                                                                      (UNAUDITED)          (UNAUDITED)
                                                                                      -----------          -----------
Cash flows from operating activities:
  Net income (loss)                                                                     $  95,138           $(521,564)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Income taxes                                                                           --                  --
        Depreciation and amortization                                                     343,979             268,071
        Provision for bad debts                                                          (410,591)             89,562
        Increase in accounts receivable                                                  (141,359)           (577,182)
        Increase in accrued interest receivable                                                --             (85,383)
        (Increase) decrease in prepaid expenses
           and other current assets                                                       (49,829)             (1,237)
        Increase  in accounts payable                                                     139,572             175,135
        Increase in other accrued expenses                                                 58,323              76,513
        Decrease in deferred lease payments                                               (15,444)            (15,444)
                                                                                        ---------           ---------
    Net cash provided (used) by operating activities                                       19,789            (591,529)
                                                                                        ---------           ---------

Cash flows provided (used) by investing activities:
  Purchases of property and equipment                                                          --             (34,985)
  Increase (decrease) in deposits                                                             (59)             18,809
                                                                                        ---------           ---------
  Net cash used by investing activities                                                       (59)            (16,176)
                                                                                        ---------           ---------

Cash flows provided (used) by financing activities:
  Increase (net) in line of credit                                                          9,114             659,457
  Repayment of long-term borrowing                                                        (14,580)            (24,860)
  Proceeds of borrowing from related parties                                              116,000              31,553
  Repayment of borrowing from related parties                                                  --              (9,300)
  Principal payments under capital lease obligations                                     (102,157)            (49,145)
                                                                                        ---------           ---------

        Net cash provided by financing activities                                           8,377             607,705
                                                                                        ---------           ---------

Net increase in cash                                                                       28,107                  --

Cash at beginning of period                                                                    --                  --
                                                                                        ---------           ---------

Cash at end of period                                                                   $  28,107        $         --
                                                                                        =========           =========

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED



Supplemental disclosure of cash flow information:

Interest paid                                     $   89,520          $  119,872
                                                  ==========          ==========

Non-cash investing activity:
Preferred stock issued for non-cash item          $2,000,000        $         --
                                                  ==========          ==========

The Company recognized $25,568,750 of preferred dividends for the first quarter of 1998 based on the intrinsic value of beneficial conversion features (see Note
2).

In February of 1999 the Company refinanced its line of credit approximating $1,210,000 with a new line from AESI Funding, Inc. (a company wholly owned by American Enterprise Solutions, Inc.)

In January of 1999 the Company acquired from a newly acquired subsidiary of American Enterprise solutions, Inc. approximately $266,000 of medical equipment principally by assuming capital lease obligations.


See Accompanying Notes.

                                 MARCH 31, 1999
                                   (UNAUDITED)

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

           OPERATIONAL MATTERS AND LIQUIDITY

           The Company had a net loss for the quarter ending March 31, 1999 of $521,564; at March 31, 1999 has a working capital deficiency of approximately $(8,310,454) after reclassification of all long-term lease payments to current (more fully discussed below); and at March 31, 1999 the Company had a deficiency of net assets of $(3,585,336); which have collectively resulted in the Company being in default of its major lease and loan agreements. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to return to its level of profitability and its ability to cure its lease and loan defaults. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for the first quarter of 1999 and its plan for future operations.

           In response to the Company's continued losses from its Orange Park and Riverside facilities, the Company began to consolidate its Jacksonville operations in the first quarter of 1999 to more efficiently utilize its fixed assets and human resources. In March of 1999 the Company had entered into a sales agreement for its Orange Park facility. Subsequently, the purchaser cancelled the sales contract due to a technical defect in the title and in July a mortgage holder foreclosed on the property due to payment arrearages. The Company estimates its loss from foreclosure to approximate $16,000. Certain pieces of equipment were utilized elsewhere in the Company, and approximately $106,000 of equipment was sold at a gain of approximately $194,000. In February of 1999, the Company refinanced its account receivables, discussed below, to better leverage its trade receivables. The Company, with the underwriting of American Enterprise Solutions, Inc. ("AESI"), entered into an agreement in April of 1999, which would allow the Company to cure its arrearages with its major lessor. The Company, has fallen behind in its payments and at October 22, 1999, has not obtained a waiver of default from the lessor. The long-term capital lease obligations have been reclassified to current due to acceleration clauses contained in the contract. The Company is discussing alternatives with the lender to bring the lease obligations current and satisfy a $1,633,000 term loan.

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

3)         LEGAL ACTION

           On March 14, 1999, Carnegie Capital, Ltd. ("Carnegie Capital") was awarded a final judgement of foreclosure on the Company's Orange Park facility due to arrearages. Carnegie Capital agreed to stay its foreclosure action until June 11, 1999, pending a sale of the property by the Company. Due to a technical defect in the title, the sale did not take place and in July the property was foreclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 1999 were $2,209,000 compared to $2,797,000 for the same period in 1998, representing a 21% decrease. Approximately 67% or $376,000 of the decline is attributable to the Orange Park facility, subsequently closed in the second quarter. All other facilities showed an increase in gross revenues of between 2% and 10%; however, a greater increase in contractual adjustments created a decline of combined net revenue for the other three facilities of approximately 10%. The Company has not determined whether the trend will continue.

Direct operating expenses for the three months ended March 31, 1999 were $1,268,000 compared to $1,231,000 for the same period in 1998, representing a 3% increase. Direct operating expenses as a percentage of net revenue increased to 57% from 44% for the three months ended March 31, 1999 and 1998, respectively. The increase in direct operating expenses was primarily due to increased radiology fees and equipment rentals.

General and administrative expenses for the three months ended March 31, 1999 were $1,077,000 compared to $1,053,000 for the same period in 1998, representing a 2% increase. A portion of this increase was due to higher utility costs.

Depreciation and amortization costs decreased to $268,000 from $344,000 for the quarters ending March 31, 1999 and 1998, respectively. This is attributable to certain costs being fully depreciated or amortized. Interest expense has increased to $201,000 from $156,000 for the quarters ending March 31, 1999 and 1998, respectively.
This is the result of the increase in the Company's line of credit.

The decrease in revenues and minor reduction in operating costs for the quarter resulted in a net loss of $522,000 compared to a profit of $95,000 for the same period in 1998. The Riverside facility contributed a loss of approximately $(143,000), compared to a loss of $(30,000) for the corresponding 1998 period. The Orange Park facility produced a loss of approximately $(131,000) compared to the profit of $73,000 for the same period in 1998. Brandon (the Company's most mature center) experienced a profit of approximately $54,000 compared to a profit of $223,000 for the same period in 1998. The Company attributes the loss to several factors which include decreased revenues with no significant corresponding decrease in costs.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company has a working capital deficiency of approximately $(8,310,000) after reclassification of all long-term lease payments to current (more fully discussed below) and a deficiency of net assets of $(3,585,000), which have collectively resulted in the Company being in default of its major lease and loan agreements. The Company is discussing with its major lessor alternatives to cure the defaults of the Company's lease obligations and an unpaid $1,633,000 term loan due June of 1999. During this period the Company has not received a waiver of default and therefore, has reclassified its long-term lease obligations to short term. At March 31, 1999, the Company was in arrears approximately $22,000 with certain bank debt. Generally, the banks have been cooperating with the Company during this delinquency period. No waiver of default has been received and therefore the Company has reclassified it long-term portion of debt to current.

In January of 1999 the Company terminated its relationship with a prior lender for medical receivables wherein the Company satisfied its loan obligations to the lender by refinancing its receivables. In an agreement entered into with AES funding Corporation ("AES Funding", a wholly owned subsidiary of American Enterprise solutions, Inc.) the Company agrees to sell its accounts receivables to AES Funding in exchange for an amount equal to the eligible receivables net of an allowance for doubtful accounts. AES Funding funds its purchase of the receivables by a 5 million dollar loan agreement it has with Healthcare Capital Resources (agent) and HCR Pool III Funding Corp. (lender). Interest is at the rate of Prime plus 1.5%. The company is not in compliance with certain loan covenants. In this event, the lender has the right to call the loan. The Company is not aware of the intent of the lender to exercise this right and is currently striving to achieve compliance. At March 31, 1999, the Company has borrowed $1,790,320 on the line with no additional availability. This financing has allowed the Company to better leverage its accounts receivable.

In the quarter ending March 31, 1999, the Company's cash position remained unchanged with all available cash utilized by operating activities ($592,000) and investing activities ($16,000). Financing activities provided approximately $690,000 cash (primarily from the new line of credit) with approximately $62,000 utilized for debt retirement.

As a result of the continued disappointing ramp up of revenues in Orange Park, the Company entered into a sale agreement for the Orange Park fixed site facility. On March 14, 1999, Carnegie Capital, Ltd. was awarded a final judgment of foreclosure and agreed to stay its foreclosure action until June 1999, pending the sale of the property by the Company. Subsequently, the buyer backed out of the contract due to a technical defect in the title. In July of 1999 the fixed site was foreclosed. The Company estimates its loss due to foreclosure to approximate $16,000. All equipment was either assimilated into other locations or sold. The Company sold approximately $107,000 of equipment for a gain of approximately $194,000.

Effective January 1, 1999, the Company contracted with AESI Service Group, Inc. (a wholly owned subsidiary of AESI) for management services, billings and collections for a period of five years. Service fees are based on 6% of collected revenues. As a result of the management services contract certain personnel were moved to AESI and its subsidiaries and/or terminated from the Company. The Company expects that annual savings from the new arrangement will approximate $20,000 to $100,000 annually.

In August of 1999, the Company opened a new 1,500 square foot fixed site location ("Long Lake") in Tampa, Florida, as a branch of the Brandon Diagnostic Center, Ltd. A five (5) year lease with two (2) optional five (5) year terms was entered into effective May 15, 1999. The net lease calls for monthly payments of $1,250 plus sales tax. Medical modalities include general radiology, mammography, ultrasound, and bone densitomitry studies. The equipment came from the closed Orange Park facility. The location has two technicians and two support persons.

Cost cutting measures, closure of its Orange Park facility, cost containment, Company's vendors continuing to work with the Company, success in curing its lease and loan defaults will all play a role in returning the company to satisfactory levels. There is no assurance that these short-term needs can be met.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company's independent certified public accountant's report on the Company's 1998 Financial Statements contained in the Company's Annual Form 10-KSB included a going concern qualification. The information contained in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 remains relevant related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

YEAR 2000 ISSUES

         It is widely known that many computerized system and software programs were made to recognize two-digit rather than four-digit numbers to represent years. The "19" that precedes dates in this century was assumed. Consequently, systems that use dates to perform calculations, comparisons, or sorting may generate incorrect results when looking at the "00" in the year 2000.

         The Company has identified the areas wherein the Y2K problems could affect the Company. The Company is near to completing its compliant plan.

         The following areas are believed to be impacted by the Y2K issues: billing, accounting, payroll, and accounts receivable financing. Each is addressed, outlining the Company's state of readiness, the risks to the company, costs to address the issues, and the Company's contingency plans, if required.

         The Company performs radiological diagnostic procedures and bills insurance providers and patients for its services. The Company's current billing software is Y2K compliant. Also, the Company in early 1999 began contracting its billing and collection processes with a Company that specializes in medical billing. The billing company has indicated that they are Y2K complaint. The Company has identified certain computers in its Diagnostic Centers which are not Y2K complaint. Upgrades that will bring them into compliance are scheduled to be completed by the last week in November.

         The Company's accounting functions were not Y2K compliant. The Company, effective January 1, 1999, began outsourcing its accounting function. The service Company has indicated that they are compliant.

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

PART II.                   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS


The Company and its wholly owned partnership, Sundance Partners, were named in a suit of foreclosure filed May 20, 1998, in the Circuit Court in the Fourth Circuit in and for Clay County, State of Florida, Civil Division, by Carnegie Capital, Ltd. ("Carnegie Capital"), a second mortgage note holder. The debt outstanding at July 1, 1999, approximates $127,000 plus interest approximating $9,000 which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. A final judgement of foreclosure was entered into on March 14, 1999. In March of 1999 the Company had entered into a sales agreement for its Orange Park facility. Carnegie Capital agreed to stay its foreclosure until June 11, 1999, pending a sale of the property by the Company. Subsequently, the purchaser cancelled the sales contract due to a technical defect in the title and in July the mortgage holder foreclosed on the property due to payment arrearages. The Company estimates its loss from foreclosure to approximate $16,000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company defaulted on a second mortgage note for its fixed site Orange Park Facility. The property was foreclosed for arrearages of approximately $126,000 in July of 1999 (see Legal Proceedings).

The Company is in default of its major lease commitments due to arrearages. Total in default approximates $3,128,000 at March 31, 1999, with arrearages approximating $669,000. The Company is in discussion with its major lessor to resolve the arrearage.

The Company is in default of a Term loan of approximately $1,634,000 due June 1, 1999, to its major lessor. The Company is in discussion with its major lessor to resolve the default.

The Company is in technical default of certain reporting covenants with its credit line and is working toward satisfying these defaults. The credit line approximates $1,898,000 as of November 2, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS FILED AS PART OF THIS REPORT:

10.49 Originator Purchase and Contribution Agreement by and between AES Funding Corp., and Originator Parties dated January 15, 1999 (Originators include among others: National Diagnostics, Inc. and its diagnostic centers).

10.50 Lease Agreement by and between National Diagnostics, Inc. and Long Lake Professional Center dated April 15, 1999.

27.1      Financial Data Schedule


(b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 4, 1999


            NATIONAL DIAGNOSTICS, INC.



/s/ CURTIS ALLISTON                         /s/ CHUCK BROES
-------------------                         ---------------
Curtis L. Alliston                          Chuck Broes
President and Chief Operating Officer       Chief Executive Officer



/s/ DENNIS HULT                            /s/ ANTHONY F. MANISCALCO
---------------                            -------------------------
Dennis C. Hult                             Anthony F. Maniscalco
Comptroller                                Executive Vice President, Finance
                                           American Enterprise Solutions, Inc.

                           NATIONAL DIAGNOSTICS, INC.

                          EXHIBIT INDEX TO FORM 10-QSB

EXHIBIT
NUMBER                   DESCRIPTION OF DOCUMENT
-------                  -----------------------

10.49 Originator Purchase and contribution Agreement by and between AES Funding Corp., and Originator
          Parties dated January 15, 1999 (Originators include among others: National Diagnostics, Inc.
          and its diagnostic centers).

10.50     Lease Agreement by and between National Diagnostics,
          Inc. and Long Lake Professional Center dated
          April 15, 1999.

27.1      Financial Data Schedule