Form 10QSB
period 1999-06-30
NATIONAL DIAGNOSTICS INC
filed 1999-12-09
CIK 925894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-24696


                           NATIONAL DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             FLORIDA                                     59-3248917
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


   755 WEST BRANDON BLVD., BRANDON, FLORIDA                       33511
   ----------------------------------------                     ----------
   (Address of Principal Executive Offices)                     (Zip Code)


   Registrant's Telephone Number, including area code:           (813) 882-6567

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


Class:  Common Stock, No Par Value                            Outstanding at December 1, 1999,   8,880,000

Transitional Small Business Disclosure Format (check one)     YES [ ]        NO [X]

                           NATIONAL DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB




                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I.  FINANCIAL STATEMENTS


Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets at
                     December 31, 1998 and June 30, 1999                    3

              Condensed Consolidated Statements of Operations
                     for the three and six months ended June 30,
                     1998 and 1999                                          5

              Condensed Consolidated Statements of Cash Flows for the
                     three and six months ended June 30, 1998 and 1999      6

              Notes to Condensed Consolidated Financial Statements          8

Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 3.  Defaults on Senior Securities                                     13

Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 14

ITEM - 1.
                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                         DECEMBER 31,        JUNE 30, 1999
                                                                            1998               (UNAUDITED)
                                                                         ------------        -------------
Current Assets:
   Cash                                                                  $         --        $    103,578
   Related party receivable from net accounts receivable financing                 --           2,091,134
   Accounts receivable, net of allowance of $887,300                                                   --
   in 1998                                                                  1,958,813
   Due from related party                                                          --              32,090
   Prepaid expenses and other current assets                                   63,033              51,640
                                                                         ------------        ------------

             Total current assets                                           2,021,846           2,278,442
                                                                         ------------        ------------

   Property and equipment                                                  10,023,116           9,901,686
     Less:  accumulated depreciation and
       amortization                                                        (5,800,043)         (5,996,811)
                                                                          ------------        ------------

             Net property and equipment                                     4,223,073           3,904,875
                                                                         ------------        ------------

      Other assets:
        Excess of purchase price over net assets acquired,
            net of accumulated amortization of $96,360 and
            $106,860 in 1998 and 1999 respectively                            323,567             313,067
Other                                                                          85,507              52,276
                                                                         ------------        ------------

         Total other assets                                                   409,074             365,343
                                                                         ------------        ------------

                                                                         $  6,653,993        $  6,548,660
                                                                         ============        ============


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    DECEMBER 31,        JUNE 30, 1999
                                                       1998              (UNAUDITED)
                                                    ------------        -------------
Current liabilities:
  Lines of credit                                  $  1,130,863        $  1,625,667
  Note payable                                        1,633,511           1,633,511
  Note due to related party                              87,500             128,450
  Current installments of long-term debt                686,085             620,507
  Current installments of obligations
    under capital leases                                799,319           2,932,613
  Deferred lease payments                                    --              82,472
  Accounts payable                                    1,863,185           1,915,653
  Accrued expenses other                              1,266,456           1,417,824
  Due to related party                                       --              44,709
                                                   ------------        ------------
          Total current liabilities                   7,466,919          10,401,406
Long-term liabilities:
 Obligations under capital leases,
   excluding current installments                     2,137,486                  --
 Deferred lease payments                                113,390                  --
                                                   ------------        ------------
          Total liabilities                           9,717,795          10,401,406
                                                   ------------        ------------

 Stockholders' equity (deficit):
 Preferred stock, no par value, 1,000,000
   shares authorized, 500,000 shares issued
   and 368,815 shares outstanding                     1,475,260           1,475,260
 Common stock, no par value, 9,000,000
   shares authorized, 8,880,000
   shares issued and outstanding                          1,936               1,936
 Additional paid-in  capital                          3,422,721           3,422,721
 Note receivable from stockholder                    (1,326,000)         (1,170,135)
 Retained earnings (accumulated deficit)             (6,637,689)         (7,582,528)
                                                   ------------       -------------
          Net stockholders' equity (deficit)         (3,063,772)         (3,852,746)
                                                   ------------       -------------
                                                   $  6,653,993           6,548,660
                                                   ============        ============

See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS     THREE MONTS      SIX MONTHS         SIX MONTHS
                                                      ENDED            ENDED            ENDED              ENDED
                                                      JUNE 30, 1998    JUNE 30, 1999    JUNE 30, 1998      JUNE 30, 1999
                                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
                                                      -------------    -------------    -------------      -------------
Revenue, net                                          $  2,320,991      $  1,517,648      $  5,118,294      $  3,726,386
                                                      ------------      ------------      ------------      ------------
Operating expenses:
  Direct operating expenses                              1,394,089           845,950         2,625,208         2,113,629
  General and administrative                             1,023,464           875,121         2,076,455         1,951,680
  Depreciation and amortization                            342,130           267,959           686,109           536,030
                                                      ------------      ------------      ------------      ------------

           Total operating expenses                      2,759,683         1,989,030         5,387,772         4,601,339
                                                      ------------      ------------      ------------      ------------

           Operating loss                                 (438,692)         (471,382)         (269,478)         (874,953)

Interest expense                                           172,645           186,984           328,185           388,134
Interest income                                                 --            36,705                --           102,688
Other income                                                    10           198,386            81,474           215,560
                                                      ------------      ------------      ------------      ------------

Loss before income taxes                                  (611,327)         (423,275)         (516,189)         (944,839)

Income taxes                                                    --                --                --                --
                                                      ------------      ------------      ------------      ------------

          Net loss                                        (611,327)         (423,275)         (516,189)         (944,839)
                                                      ------------      ------------      ------------      ------------

Dividends to preferred shareholders (intrinsic
  value of beneficial conversion
  features - see Note 2)                                        --                --       (25,473,612)               --
                                                      ------------      ------------      ------------      ------------

Net loss available to common shareholders             $   (615,327)     $   (423,275)     $(25,989,801)     $   (944,839)
                                                      ============      ============      ============      ============

Net (loss) per common share                           $       (.07)     $       (.05)     $      (4.04)     $       (.11)
                                                      ============      ============      ============      ============
Weighted average number of common
  shares outstanding                                     8,880,000         8,880,000         6,432,943         8,880,000
                                                      ============      ============      ============      ============

Other comprehensive income (loss):
   Net loss                                           $   (611,327)     $         --      $   (516,189)     $         --
   Other comprehensive income (loss), net of tax:
      Unrealized loss on securities                       (125,382)               --          (125,382)               --
                                                      ------------      ------------      ------------      ------------
   Comprehensive income (loss)                        $   (736,709)               --      $   (641,571)     $         --
                                                      ============      ============      ============      ============


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS   THREE MONTHS  SIX MONTHS      SIX MONTHS
                                                             ENDED          ENDED         ENDED           ENDED
                                                             JUNE 30, 1998  JUNE 30, 1999 JUNE 30, 1998   JUNE 30, 1999
                                                             (UNAUDITED)    (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
                                                             -------------  ------------- -------------   -------------
Cash flows from operating activities:
  Net (loss)                                                 $(611,327)     $(423,275)     $(516,189)     $(944,839)
  Adjustments to reconcile net (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                           342,130        268,009        686,109        536,080
       Provision for Bad Debts                                  77,347         31,138       (333,244)       120,700
       (Increase) decrease  in accounts receivable              14,531        171,826       (126,828)      (405,356)
       Decrease in related party receivable                         --        152,335             --        152,335
       Increase in due from related party                           --        (13,203)            --        (13,203)
       Decrease in prepaid expenses
           and other current assets                             56,898         98,464          7,069         30,653
       Increase (decrease) in accounts payable                 349,078       (122,667)       488,650         52,468
       Increase in other accrued expenses                       40,273         74,855         98,596        151,368
       Decrease in deferred lease payments                     (15,443)       (15,444)       (30,887)       (30,888)
                                                             ---------      ---------      ---------      ---------

        Net cash provided (used) by operating activities       253,487        222,038        273,276       (350,682)
                                                             ---------      ---------      ---------      ---------

Cash flows provided (used) by investing activities:

  Purchases of property and equipment                           (1,849)        (3,764)       ( 1,849)       (38,749)
  Disposal of property and equipment                                --        111,223             --        111,223
  Increase in deposits                                            (103)            --           (162)            --
                                                             ---------      ---------      ---------      ---------

      Net cash provided (used) by investing activities          (1,952)       107,459         (2,011)        72,474
                                                             ---------      ---------      ---------      ---------

Cash flows provided (used) by financing activities:
  Increase (decrease) in line of credit                       (209,423)      (164,653)      (200,309)       494,804
  Repayment of long-term borrowings                            (19,802)       (40,718)       (34,382)       (65,578)
  Proceeds of borrowing from related parties                    65,000         18,697        181,000         50,250
  Repayment of borrowing from related parties                       --             --             --         (9,300)
  Repayment of other notes payable                             (68,630)            --        (68,630)            --
  Proceeds from note receivable from stockholder                    --        155,865             --        155,865
  Principal payments under capital lease obligations           (46,787)      (195,110)      (148,944)      (244,255)
                                                             ---------      ---------      ---------      ---------
      Net cash provided (used) by financing activities        (279,642)      (225,919)      (271,265)       381,786
                                                             ---------      ---------      ---------      ---------
Net decrease in cash                                          (281,107)       103,578             --        103,578

Cash  at beginning of period                                    28,107             --             --             --
                                                             ---------      ---------      ---------      ---------

Cash at end of period                                        $      --      $ 103,578      $      --      $ 103,578
                                                             =========      =========      =========      =========

 See Accompanying Notes.                                             (continued)

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS       THREE MONTHS     SIX MONTHS       SIX MONTHS
                                                                ENDED              ENDED            ENDED            ENDED
                                                                JUNE 30, 1998      JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999
                                                                (UNAUDITED)        (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                                --------------     -------------    -------------    -------------
Supplemental disclosure of cash
  flow information - Interest paid                               $  86,416          $   85,825      $   175,936      $  205,697
                                                                 ============       ==========      ===========      ==========

      Preferred stock issued for non-cash item                   $                  $               $ 2,000,000      $
                                                                 ============       ==========      ===========      ==========

      Assets added under capital leases                          $                                  $                $  265,885
                                                                 ============       ==========      ===========      ==========

The Company recognized $25,568,750 of preferred dividends for the first quarter of 1998 based on the intrinsic value of beneficial conversion features (see
Note 2).

In February of 1999 the Company refinanced its line of credit approximating $1,210,000 with a new line from AESI Funding, Inc. (a company wholly owned by American Enterprise Solutions, Inc.). The Company transfers its accounts receivables in exchange for the line of credit.

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

         OPERATIONAL MATTERS AND LIQUIDITY

         The Company has a net loss for the quarter ending June 30, 1999 of $423,000 and at June 30, 1999 has a working capital deficiency of approximately $8,060,000 after reclassification of the Company's major long-term lease commitments to current (more fully discussed below) and at June 30, 1999, the Company had a deficiency of net assets of ($3,853,000). Collectively, these factors have resulted in the Company being in default of its major lease and loan agreements. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon either the Company's ability to succeed in its future operations and its ability to cure its lease and loan defaults. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for the second quarter of 1999 and its plan to improve future results.

         The Company continued to consolidate its Jacksonville operations in the second quarter of 1999 in response to continued losses from its Orange Park and Riverside facilities. The Company closed its Orange Park facility and downsized its staffing in Jacksonville. Equipment from the Jacksonville site was either sold or utilized elsewhere in the Company where the demand for services warrants. In March of 1999 the Company entered into a sales agreement for its Orange Park facility, which in July of 1999 failed to close due to a defect in the title (subsequently cured). In July, a mortgage holder foreclosed on the property due to payment arrearages. The Company estimates its loss from foreclosure to approximate $16,000. The Company, with the underwriting of AESI, entered into an agreement in April of 1999, which would allow the Company to cure its arrearages with its major lessor. The Company has fallen behind in its payments, and at December 7, 1999, has not obtained a waiver of default from the lessor. The long-term capital lease obligations have been reclassified to current due to acceleration clauses contained in the contract. The Company is discussing alternatives with the lender to bring the lease obligations current and satisfy a $1,633,000 term loan.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The Company is continuing with its merger plans with American Enterprise Solutions, Inc. ("AES") and hopes to complete the merger process by year end. The Company believes with a successful conclusion to its financing arrangements, and an increase in revenues, its financial condition will strengthen; though no absolute assurances can be given.

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

RESULTS OF OPERATIONS

Net revenues for the second quarter ended June 30, 1999 were $1,518,000 compared to $2,321,000 for the same period in 1998, representing an 35% decrease. Approximately 70% of the $803,000 decline is attributable to the Orange Park facility, which was closed in the 2nd quarter. The remaining diagnostic centers realized a net decline in revenues of approximately $239,000, or 13% compared to the same period in the preceding year.

Direct operating expenses for the second quarter ended June 30, 1999 were $846,000 compared to $1,394,000 for the same period in 1998, representing a 39% decrease. Excluding the effect of the Orange Park facility, direct costs declined $328,000 or 32% from the same period in the preceding year. Direct costs as a percent of net revenue declined 4% to 56% from the same period in the corresponding year. The Company has not determined whether this decline will continue since some of the Orange Park direct costs will transfer to other Centers upon transfer of the medical equipment.

General and administrative expenses for the second quarter ended June 30, 1999 were $875,000 compared to $1,023,000 for the same period in 1998, representing a 14% decrease. Excluding the effect of the Orange Park facility, general and administrative costs increased approximately 6% or $52,000, caused generally by an overall increase in general and administrative costs. Depreciation and amortization costs decreased to $268,000 from $342,000 for the quarters ending June 30, 1999 and 1998, respectively. This is attributable to costs being fully amortized. Interest expense has increased to $187,000 from $173,000 for the quarters ending June 30, 1999 and 1998, respectively. This is due primarily from the increase in the line of credit.

The decrease in expenses was not sufficient to offset the decrease in revenues resulting in a quarter loss of $423,000 compared to $611,000 for the same period in 1998. The Riverside facility contributed a $182,000 loss compared to a $195,000 for the same period in 1998. The Orange Park facility (closed in the second quarter) incurred a loss of $298,000 compared to a $232,000 loss for the same quarter in 1998. The Brandon facility experienced a profit of $312,000 compared to a $8,000 profit in 1998. The Sun Point facility posted an $102,000 profit for the quarter compared to a loss of $18,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company has a working capital deficiency of approximately $8,060,000 after the reclassification of its major long-term lease obligations to current (more fully discussed below) and a deficiency of net assets of approximately $3,853,000, which collectively resulted in the Company being in default of its major lease and loan agreements. The Company is discussing with its major lessor alternatives to cure defaults of the Company's lease obligations and an unpaid $1,633,000 term loan due June of 1999. During this period the Company has not received a waiver of default and therefore, has reclassified its long-term lease obligation to short-term. At June 30, 1999, excluding the defaulted mortgages (see Note. 3 to the financial Statements), the Company was in arrears approximately $11,000 with certain bank debt. Generally, the banks have been cooperating with the Company during this delinquency period. No waiver of default has been received and therefore the Company has reclassified its long-term debt to current.

In an agreement entered into with AES Funding Corporation ("AES Funding", a wholly owned subsidiary of American Enterprise solutions, Inc.) the Company sells its accounts receivables to AES Funding in exchange for an amount equal to the eligible receivables net of an allowance for doubtful accounts. AES Funding funds its purchase of the receivables by a 5 million dollar loan agreement it has with Healthcare Capital Resources (agent) and HCR Pool III Funding Corp. (lender). Interest is at the rate of Prime plus 1.5%. The Company is not in compliance with certain loan covenants. In this event, the lender has the right to call the loan. The Company is not aware of the intent of the lender to exercise this right and is currently striving to achieve compliance. At June 30, 1999, the Company has borrowed $1,626,000 on the line with no additional availability.

In the quarter ending June 30, 1999, the Company's cash position increased to $103,000. Cash from operating activities approximately $222,000 and investing activities provided $107,000. Financing activities utilized approximately $226,000 cash ($165,000 primarily paying down the line of credit) with approximately $195,000 utilized for debt retirement.

The Company closed its Orange Park operations due to continued losses and either integrated the Orange Park equipment into other operations or sold it (see Note 1 to the financial Statements).

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

The Company is continuing the merger process with American Enterprise.Com ("Aes", formerly American Enterprise Solutions, Inc.) which owns 100% of the Company's outstanding Preferred Stock and 65% of the outstanding Common Stock. AES is currently engaged in obtaining equity and debt financing. AES has received an engagement agreement from a tier-one New York investment banking firm to make a $25 million Private Placement; a $2 million commitment for a Florida investment firm using convertible securities; and is currently discussing a $15 million dollar debt refinancing arrangement for all subsidiary companies.

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

         The Company performs radiological diagnostic procedures and bills insurance providers and patients for its services. The Company's current billing software is Y2K compliant. Also, the Company in early 1999 began contracting its billing and collection processes with a Company that specializes in medical billing. The billing company has indicated that they are Y2K complaint. The Company has identified certain computers in its Diagnostic Centers which are not Y2K complaint. Upgrades that will bring them into compliance are scheduled to be completed by the 3rd week in December.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           The Company defaulted on a second mortgage note for its fixed site Orange Park Facility. The property was foreclosed for arrearages of approximately $126,000 in July of 1999.

           The Company is in default of its major lease commitments due to arrearages. Total in default approximates $3,015,000 at June 30, 1999, with arrearages approximating $669,000. The Company is in discussion with its major lessor to resolve the arrearage.

           The Company is in default of a Term loan of approximately $1,634,000 due June 1, 1999, to its major lessor. The Company is in discussion with its major lessor to resolve the default.

           The Company is in technical default of certain covenants with its credit line and is working toward satisfying these defaults. The credit line approximates $1,878,000 as of December 7, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------
        (a)     EXHIBITS
                --------
        27      Financial Data Schedule (for SEC use only).

        (b)     REPORTS ON FORM 8-K
                -------------------

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 9, 1999


    NATIONAL DIAGNOSTICS, INC.


    /s/ CURTIS L. ALLISON                   /s/ CHUCK BROES
    -------------------------------------   ----------------------------------
    Curtis L. Alliston                      Chuck Broes
    President and Chief Operating Officer   Chief Executive Officer




    /s/ DENNIS C. HULT                       /s/ ANTHONY F.  MANISCALCO
    ------------------------------------     ---------------------------------
    Dennis C. Hult                           Anthony F. Maniscalco
    Comptroller                              Executive Vice President, Finance
                                             American Enterprise Solutions, Inc.

                           NATIONAL DIAGNOSTICS, INC.

                          EXHIBIT INDEX TO FORM 10-QSB

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
--------                          -----------------------

27                                Financial Data Schedule (for SEC use only)