Form 10QSB
period 1999-09-30
NATIONAL DIAGNOSTICS INC
filed 2000-01-13
CIK 925894

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-24696


                           NATIONAL DIAGNOSTICS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          FLORIDA                                      59-3248917
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    6800 NORTH DALE MABRY HIGHWAY, SUITE 100, TAMPA, FL            33514
    ---------------------------------------------------          ----------
    (Address of Principal Executive Offices)                     (Zip Code)

    Registrant's Telephone Number, including area code:           (813) 882-6567

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class:  Common Stock, No Par Value                   Outstanding at December 31, 1999:  8,980,000

Transitional Small Business Disclosure Format (check one)    YES [ ]      NO [X]

                           NATIONAL DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.   FINANCIAL STATEMENTS


Item 1. Financial Statements


          Condensed Consolidated Balance Sheets at
                December 31, 1998 and September 30, 1999                     3


          Condensed Consolidated Statements of Operations
                for the three and nine months ended September 30,
                1998 and 1999                                                5


          Condensed Consolidated Statements of Cash Flows
                for the three and nine months ended September 30,
                1998 and 1999                                                6


          Notes to Condensed Consolidated Financial Statements               8


Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         12



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                  15

Item 3.  Defaults Upon Senior Securities                                    15

Item 6.  Exhibits and Reports on Form 8-K                                   15


SIGNATURES                                                                  16

ITEM - 1   FINANCIAL STATEMENTS

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           DECEMBER 31,            SEPTEMBER 30,
                                                                              1998                    1999
                                                                           (UNAUDITED)              (UNAUDITED)
                                                                           ------------            -------------
Current Assets:
   Accounts receivable, net of allowance of $719,300 in 1998              $  1,958,813             $         --
   Related party receivable from accounts receivable financing                      --                2,246,102
   Due from related party                                                           --                   93,646
   Prepaid expenses and other current assets                                    63,033                   18,447
                                                                          ------------             ------------

             Total current assets                                            2,021,846                2,358,195
                                                                          ------------             ------------

Property and equipment                                                      10,023,116                9,485,290
   Less:  accumulated depreciation and
      amortization                                                          (5,800,043)              (6,170,368)
                                                                          ------------             ------------

             Net property and equipment                                      4,223,073                3,314,922
                                                                          ------------             ------------
      Other assets:
     Excess of purchase price over net assets acquired,
         net of accumulated amortization of $104,110 and
         $96,360 in 1999 and 1998 respectively                                 323,567                  307,817
     Other                                                                      85,507                   51,952
                                                                          ------------             ------------

         Total other assets                                                    409,074                  359,769
                                                                          ------------             ------------

                                                                          $  6,653,993             $  6,032,886
                                                                          ============             ============




See Accompanying Notes.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                        DECEMBER 31,            SEPTEMBER 30,
                                                           1998                     1999
                                                        (UNAUDITED)              (UNAUDITED)
                                                        ------------            -------------
Current liabilities:
Line of credit, third party                            $  1,130,863             $         --
Line of credit, related party                                    --                1,575,742
Note payable                                              1,633,511                1,633,511
Notes due to related parties                                 87,500                  128,450
Current installments of long-term debt                      686,085                  187,474
Current installments of obligations
  under capital leases                                      799,319                2,913,932
Accounts payable                                          1,863,185                2,105,728
Accrued expenses                                          1,266,456                1,930,618
Other current liabilities                                        --                   92,376
                                                       ------------             ------------

          Total current liabilities                        7,466,919              10,567,831

Long-term liabilities:
 Obligations under capital leases,
   excluding current installments                         2,137,486                       --
 Deferred lease payments                                    113,360                       --
                                                       ------------             ------------

          Total liabilities                               9,717,765               10,567,831
                                                       ------------             ------------

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock, no par value, 1,000,000
   shares authorized, 500,000 shares issued
   and 368,815 shares outstanding                         1,475,260                 1,475,260
 Common stock, no par value, 9,000,000
   shares authorized, 8,880,000 shares
   issued and outstanding                                     1,936                    1,936
 Additional paid-in capital                               3,422,721                3,422,721
 Note receivable from stockholder                        (1,326,000)              (1,326,000)
 Retained earnings (accumulated deficit)                 (6,637,689)              (8,108,862)
                                                       ------------             ------------

           Total stockholders' (deficit)                 (3,063,772)              (4,534,945)
                                                       ------------             ------------

                                                       $  6,653,993             $  6,032,886
                                                       ============             ============



See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                               ENDED             ENDED             ENDED            ENDED
                                                            SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                1999              1999              1998             1999
                                                             (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                             -----------       -----------       -----------       -----------
Revenue, net                                                $  1,717,524      $  1,702,087      $  6,835,818      $  5,428,473
                                                            ------------      ------------      ------------      ------------

Operating costs and expenses:
  Direct operating expenses                                    1,337,359           977,703         3,962,567         3,091,332
  General and administrative                                   1,097,235           827,056         3,173,690         2,778,736
  Depreciation and amortization                                  326,252           249,707         1,012,361           785,737
                                                            ------------      ------------      ------------      ------------

          Total operating costs and expenses                   2,760,846         2,054,466         8,148,618         6,655,805
                                                            ------------      ------------      ------------      ------------


          Operating loss                                      (1,043,322)         (352,379)       (1,312,800)       (1,227,332)


Interest expense                                                 146,869           163,244           475,054           551,378
Interest income                                                       --            23,205                --           125,893
Other income (loss)                                               45,474           (33,916)          126,948           181,644
                                                            ------------      ------------      ------------      ------------

(Loss) before income taxes                                    (1,144,717)         (526,334)       (1,660,906)       (1,471,173)
                                                                      --                --                --                --
                                                            ------------      ------------      ------------      ------------
Income taxes

         Net (loss)                                           (1,144,717)         (526,334)       (1,660,906)       (1,471,173)
                                                            ------------      ------------      ------------      ------------

Dividends to preferred shareholders (intrinsic value of
   beneficial conversion features - see Note 2)                       --                --       (25,473,612)               --
                                                            ------------      ------------      ------------      ------------

Net (loss) available to common shareholders                 $ (1,144,717)     $   (526,334)     $(27,134,518)     $ (1,471,173)
                                                            ============      ============      ============      ============

Net (loss) per common share                                 $       (.13)     $       (.06)     $      (4.40)     $       (.17)
                                                            ============      ============      ============      ============

Weighted average number of common
  shares outstanding                                           8,880,000         8,880,000         6,162,550         8,880,000
                                                            ============      ============      ============      ============



See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                               ENDED            ENDED            ENDED            ENDED
                                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                               1998             1999             1998             1999
                                                               (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                               -----------      -----------      -----------      -----------
Cash flows provided (used) by operating activities:
    Net loss                                                   $(1,144,717)     $  (426,334)     $(1,660,906)     $(1,371,173)
    Adjustments to reconcile net loss to
            net cash provided by operating activities:
           Income taxes                                                 --               --               --               --
           Depreciation and amortization                           326,252          249,657        1,012,361          785,737
           Provision for Bad Debts                                  40,604               --         (292,640)         120,700
          Increase in other assets                                 (35,000)              --          (35,000)              --
          (Increase) decrease  in accounts receivable              333,430               --          206,602         (305,356)
          Decrease in related party receivable from
              accounts receivable financing                             --         (254,968)              --         (102,633)
          Increase in due from related party                            --         (145,933)              --          (93,646)
          Loss on disposition of property                               --           34,952               --           34,952
          (Increase) decrease in prepaid
              expenses and other current assets                     63,999           33,193           71,068           63,846
          Increase (decrease) in accounts payable                  568,988          190,075        1,057,638          242,543
          Increase (decrease) in other accrued expenses            113,412          512,794          212,008          650,959
          Increase (decrease) in deferred lease payments           (11,490)          (2,715)         (42,377)         (33,603)
                                                               -----------      -----------      -----------      -----------

          Net cash provided (used) by operating activities         255,478          190,721          528,754         (107,674)
                                                               -----------      -----------      -----------      -----------

Cash flows provided (used) by investing activities:
    Purchases of property and equipment                             (7,588)        (100,523)          (9,437)        (139,272)
    Disposal of property and equipment                                  --            3,091               --          114,314
    Increase in deposits                                               (85)              --             (247)              --
                                                               -----------      -----------      -----------      -----------

         Net cash used by investing activities                      (7,673)         (97,432)          (9,684)         (24,958)
                                                               -----------      -----------      -----------      -----------

Cash flows provided (used) by financing activities:
    Increase (decrease) in line of credit, third party             (61,174)              --         (261,483)          90,137
    Increase (decrease) in line of credit, related party                --          (49,925)              --          354,742
    Proceeds from long-term borrowings                                  --               --               --               --
    Repayment of long-term borrowings                             (168,805)         (24,683)        (271,817)         (90,261)
    Proceeds of borrowing from related parties                          --               --          181,000           50,250
    Repayment  of borrowings from related parties                   (3,000)              --           (3,000)          (9,300)
    Principal payments under capital lease obligations             (14,826)         (18,681)        (163,770)        (262,936)
                                                               -----------      -----------      -----------      -----------

        Net cash provided (used) by financing activities          (247,805)         (93,289)        (519,070)         132,632
                                                               -----------      -----------      -----------      -----------

Net increase (decrease) in cash                                         --               --               --               --
Cash at beginning of period                                             --               --               --               --
                                                               -----------      -----------      -----------      -----------

Cash at end of period                                          $        --      $        --      $        --      $        --
                                                               ===========      ===========      ===========      ===========


See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           THREE MONTHS      THREE MONTHS     NINE MONTHS    NINE MONTHS
                                           ENDED             ENDED            ENDED          ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                                           1998              1999             1998           1999
                                           (UNAUDITED)       (UNAUDITED)      (UNAUDITED)    (UNAUDITED)
                                           -----------      -----------       -----------    -----------
Supplemental disclosure of cash
 flow information:

Income Taxes                                 $    --        $        --       $       --     $       --
                                             -------        -----------       ----------     ----------

Interest paid                                $95,648        $    21,568       $  271,548     $  227,265
                                             =======        ===========       ==========     ==========
Preferred stock issued for non-cash item     $    --        $        --       $2,000,000     $       --
                                             =======        ===========       ==========     ==========



In January of 1999 the Company acquired from a newly acquired subsidiary of American Enterprise Solutions, Inc. approximately $266,000 of medical equipment principally by assuming capital lease obligations.

In February of 1999 the Company refinanced its line of credit approximating $1,210,000 with a new line from AES Funding, Inc. (a company wholly owned by American Enterprise Solutions, Inc.) collateralized by accounts receivable (see
Note 4).








See Accompanying Notes.

                           NATIONAL DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by National Diagnostics, Inc., and Subsidiaries (the "Company") for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the information presented. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999.

The quarterly condensed consolidated financial statements herein have been prepared by the Company without audit. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Although the Company management believes the disclosures are adequate to make the information not misleading, these quarterly condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and footnotes thereto.

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

(2)      MERGER AGREEMENT WITH AMERICAN ENTERPRISE.COM

In February 1998, the Company signed a definitive merger agreement with American Enterprise.com (AESI), (formerly American Enterprise Solutions, Inc.), a private company recently formed in August 1997 to acquire and develop community health care enterprises. In conjunction with the merger agreement, the parties in March 1998 executed a stock purchase agreement whereby AESI acquired 500,000 shares of the Company's preferred stock for consideration valued at $2,000,000. Holders of the preferred stock voting as a separate class have a right to 8 votes per share. In March 1998, AESI converted 131,185 shares of the preferred stock into approximately 65% of the company's outstanding shares of common stock. As part of the merger, the remaining 368,815 shares of preferred stock, representing 100% of the outstanding preferred stock will be converted so that 22,057,407 in total common stock would be issued. AESI will then own approximately 85% of the Company. In March 1998 AESI's current C.E.O. and board member and another AESI approved board member were appointed to the Company's Board of Directors filling two of the three positions of the Board. In April 1998, the Board of Directors of the Company approved the merger with AESI whereby AESI is the acquiror for accounting purposes. Upon merger, the Company will be the survivor and will change its name to American Enterprise.com. In order to affect the merger, the Company's authorized shares of common stock will be increased. AESI, owning approximately 65% of the outstanding shares of the Company's common stock and 100% of the outstanding preferred stock has provided written consent and approval of the merger which under Florida Business Corporation Act precludes the need for further stock holder approval. The closing date of the merger was extended in December 1999 to occur no later than December 2000 upon the satisfaction of the closing conditions.

(3)      CASH MANAGEMENT

Effective January 1, 1999, the Company entered into agreements with AES Service Group, Inc. (a wholly owned subsidiary of AESI) to provide billing, collection and other cash management services. Accordingly, the Company does not maintain its own separate operating cash accounts for cash receipts and disbursements. Cash receipts and disbursements received and paid respectively, on behalf of the Company by AESI are accounted for by inter-company accounts (due to/from). There is no actual Company cash in flow/out flow. For statement of cash flow purposes changes in operating assets/liabilities such as accounts receivable, accounts payable, accrued expenses, and due to/from related party are accounted for as cash items to reflect the Company's operating and financing activities.

(4)      ACCOUNTS RECEIVABLE FINANCING

In February 1999 the Company's accounts receivable financing (line of credit) with its lender totaling $1,221,000 was fully repaid. The arrangement was terminated and replaced through AESI's accounts receivable financing with another lender. AESI established a subsidiary, AES Funding, Inc. (Funding), to service the new financing. Under the financing agreement, certain AESI subsidiaries, including the Company, transfer all of their customer accounts to Funding to collateralize the debt. The transfer is recorded at book value, gross account balance less estimated allowance for contractual adjustments and bad debt provisions. The accounts receivable are divided into two categories, eligible and ineligible as defined by the financing agreement with the lender, indicating which accounts receivable are used to determine Funding's borrowing base. In accordance with the financing agreement the eligible accounts, which represent a substantial portion of all accounts are sold (as defined by SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities") to Funding, and the ineligible accounts are contributed as capital to Funding. If the cash collected on the ineligible accounts is not required to pay down Funding's outstanding debt then the cash is remitted to the respective company. This occurs when the eligible accounts provide the lender sufficient coverages. Since inception of the financial program, ineligible accounts collateralized have not been needed to reduce outstanding debt. The ineligible accounts receivable contributed to Funding in essence are reflected in the Company's records as an investment in Funding, which is subsequently reduced by collection of these accounts (i.e., recognized as a return of capital). As actual cash is not remitted to the Company, the corresponding effect is to increase the amount due from related party.

At September 30, 1999, approximately $200,000 of net ineligible accounts receivables, were contributed to Funding and have not yet been collected. The Company and Funding fully expect that these accounts will be substantially collected and such collections will be applied to the due from related party account.

Under the financing program, Funding's outstanding debt is allocated to AESI's participating subsidiaries, such as the Company, based on their relative borrowing base. At September 30, 1999, the Company's balance sheet reflects a related party financing obligation of $1,575,742.

The initial term of Funding's and AESI's agreement with its lender is through January 2002, with automatic annual extensions unless terminated by either party. The interest rate is prime (Citibank N.A.'s prime rate) plus 1.5%. At September 30, 1999, Funding and AESI are not in compliance with certain loan covenants of the financial agreement. In this event, the lender has the right to call the loan. AESI is not aware of the intent of the lender to exercise the right and is currently striving to achieve compliance. The Company's allocation of the debt of $1,575,742 is classified on the balance sheet as a current liability due to the non-compliance issue.

(5)      OBLIGATIONS UNDER CAPITAL LEASES

In November 1998, the Company refinanced with its major lessor its major medical lease obligations. The Company fell behind in its lease obligations and in March 1999, the Company entered into another agreement with its major lessor, which would allow the Company to make installments through September 1999, for its arrearages. The Company has fallen behind in its payments in accordance with the latest agreement. At September 30, 1999, the Company is in arrears approximately $330,000. The other lessors have also been cooperating with the Company; generally not allowing not more than 60 days past due on lease payments. Generally, while in default, the lessor may accelerate the lease obligation. Since the Company has not obtained a waiver of default, the Company has reclassified its long-term lease obligations, approximating $1,849,000, to current. On behalf of the Company, AESI has earmarked funds for the satisfaction of the arrearages and expects to negotiate additional refinancing of its major lease obligation in the first quarter of year 2000.

The Company converted a portion of their lease obligations in 1998 to a term loan with a maturity date of June 1999. The Company is discussing alternatives with its major lessor to cure the matured and unpaid note.

(6)      LONG-TERM DEBT

At September 30, 1999, the Company was in default of certain loan covenants due to late payments of approximately $11,000. Generally, when in default, the lender may accelerate the loan. The Company has not received a waiver of default from its lenders and has, therefore, reclassified the long-term portion of debt approximating $39,000 to short-term.


(7)      INTRINSIC VALUE OF BENEFICIAL CONVERSION FEATURE OF  PREFERRED STOCK

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


(8)      LEGAL ACTION

On March 14, 1999, Carnegie Capital, Ltd. ("Carnegie Capital") was awarded a final judgement of foreclosure on the Company's Orange Park facility due to arrearages. Carnegie Capital agreed to stay its foreclosure action until June 11, 1999, pending a sale of the property by the Company. Due to a technical defect in the title, the sale did not occur and in July the property was foreclosed.

In November 1999, X-Ray Equipment Company, Inc. filed suit to take back certain medical equipment valued at approximately $1,125,000 allegedly sold to Trinity Diagnostic Imaging, Inc. (a wholly owned subsidiary of AESI) and to be used by the Company's subsidiaries. In January of 2000, the Company entered into a stipulated agreement to pay X-Ray Equipment Company $250,000 toward the purchase of the equipment, the balance to be paid by March 15, 2000. Both parties agree to work to arrange third party financing for the balance due March 15, 2000.

(9)        OPERATIONAL MATTERS AND LIQUIDITY

The Company has a net loss for the quarter ending September 30, 1999, of $526,000 and at September 30, 1999, has a working capital deficiency of approximately $8,210,000 after reclassification of the Company's major long-term lease commitments to current (more fully discussed below) and at September 30, 1999, the Company had a deficiency of net assets of ($4,535,000). Collectively, these factors have resulted in the Company being in default of its major lease and loan agreements. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon either the Company's ability to succeed in its future operations or its ability to obtain additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The following commentary addresses the Company's operations for the third quarter of 1999 and its plan to improve future results.

The Company attributes the loss in the third quarter primarily to the Company's Jacksonville facilities (Orange Park and Riverside). The sale of the Company's Orange Park facility, which was shut down in the second quarter, did not close as anticipated due to a technical default in the title (subsequently cured). The facility was then foreclosed on by a mortgage holder and the Company realized a loss from foreclosure of approximately $35,000. The third quarter operating loss is attributable primarily to the Riverside facility. The Company continues to review and initiate cost cutting measures in its Jacksonville facilities, and identify and initiate ways to increase revenues.

The Company remains in arrears with its major lessors. Although the Company is in discussion with its major equipment lessor regarding the cure of its arrearages, no waiver of default has been obtained from the lessor. The long-term capital lease obligations have been re-classified to current due to acceleration clauses contained in the contract. The Company is also discussing alternatives with the lender to satisfy a $1,633,000 term loan which matured in June, 1999.

The Company is continuing with its merger plans with American Enterprise Solutions, Inc. ("AES") and expects to complete the merger process in the first quarter of year 2000. The Company believes that a successful conclusion to its financing arrangements and an increase in revenues will strengthen its financial condition, though no absolute assurances can be given.

(10)     SUBSEQUENT EVENT

In December 1999, the Company issued 100,000 shares of common stock valued at its approximate market value of $202,000 (also approximates value of services provided). The stock was issued as payment for services rendered by the Company's legal counsel to both the Company and its parent company AESI. Approximately $94,000 relates to a previously contested balance, which the Company took as a one-time charge to operations in the fourth quarter. The remaining balance had been previously accrued for.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, revenue mix, product and service development, relationships with strategic partners and plans for addressing Year 2000 issues. These forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Our actual results may differ materially from those projected in the forward-looking statements. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1998. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

The following discussion and analysis of the Company's financial condition and results of operations also should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the third quarter ended September 30, 1999 were $1,702,000 compared to $1,718,000 for the same period in 1998 representing a 1% decrease. This increase is net of the lost revenues from the Orange Park facility closed in the second quarter. (In the third quarter of 1998, Orange Park generated approximately $407,000 of revenue).

Direct operating expenses for the quarter ended September 30, 1999 were $978,000 compared to $1,337,000 for the same period in 1998, representing a 27% decrease. Excluding the effects of the closed Orange Park facility, direct costs actually increased $67,000 or 7% but declined as a percent of revenue from 69% to 57%. The Company believes that the level of direct costs to revenue will continue similar to its current level.

General and administrative expenses for the third quarter ended September 30, 1998 were $827,000 compared to $1,097,000 for the same period in 1998, representing an 25% decrease. Excluding the effects of the closed Orange Park facility, general and administrative costs declined $74,000 or 8%. This is primarily attributable to a decrease in personnel costs due to personnel reductions. Depreciation and amortization decreased to $250,000 from $326,000 for the quarters ending September 30, 1999 and 1998, respectively. This is primarily attributable to costs being fully amortized and disposed of property. Interest expense increase to $163,000 from $147,000 for the quarters ending September 30, 1999 and 1998, respectively. This is due primarily from the increase in the line of credit.

The increase in revenue and decrease in costs were not sufficient to make the Company profitable in the third quarter. The Company incurred a loss of $526,000 compared to $1,145,000 for the quarters ending September 30, 1999 and 1998, respectively; a reduction of $619,000 or 54% from the same period in the prior year.

The Company has experienced a decrease of approximately $1,400,000 or 20% in year-to-date revenues from that of the same nine month period of 1998. The Company is unable to determine if this trend will continue. Year-to-date direct operating costs were reduced by $871,000 or 22% from the same nine month period of the prior year. Also, a favorable reduction of direct costs as a percent of net revenue was made by approximately 1%. General and administrative expenses for the nine month period ending September 1999 compared to 1998 were reduced approximately $395,000 or 12% due to cost cutting measures. Depreciation and amortization decreased from $1,012,000 to $786,000 or 22%. This is the combined result of fully depreciated or amortized costs and the disposal of certain equipment. Year-to-date, the decrease in costs has not been sufficient to offset the decrease in revenues resulting in a net loss of $1,471,000 compared to $1,661,000 for the same nine month period of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company has a working capital deficiency of approximately $8,210,000 after the reclassification of its major long-term lease obligations to current (more fully discussed below) and a deficiency of net assets of approximately $4,535,000. Collectively, these factors have resulted in the Company being in default of its major lease and loan agreements. The Company is discussing with its major lessor alternatives to cure defaults of the Company's lease obligations and an unpaid $1,633,000 term loan which matured in June of 1999. During this period, the Company has not received a waiver of default and therefore, has reclassified its long-term lease obligation to short-term. At September 30, 1999, excluding the defaulted mortgages (see Note 3 to the financial statements), the Company was in arrears approximately $11,000 with certain bank debt. Generally, the banks have been cooperating with the Company during this delinquency period. No wavier of default has been obtained and therefore the Company has reclassified its long-term debt to current.

In an agreement entered into with AES Funding Corporation ("AES Funding", a wholly owned subsidiary of American Enterprise Solutions, Inc.), the Company sells its accounts receivables to AES Funding in exchange for an amount equal to the eligible receivables net of an allowance for doubtful accounts. AES Funding funds its purchase of the receivables with a $5 million dollar loan agreement it has with Healthcare Capital Resources (agent) and HCR Pool III Funding Corp. (lender). Interest is at the rate of Prime plus 1.5%. The Company is not in compliance with certain loan covenants. In this event, the lender has the right to call the loan. However, the Company is not aware of the intent of the lender to exercise this right and is currently striving to achieve compliance. At September 30, 1999, the Company has borrowed $1,576,000 on the line with no additional availability.

In the quarter ending September 30, 1999, the Company's cash position remained unchanged. Cash from operating activities provided approximately $191,000. Investing activities utilized approximately $98,000. Financing activities utilized approximately $93,000.

The Company closed its Orange Park operations due to continued losses and either integrated the Orange Park equipment into other operations or sold it (see Note 9 to the financial statements). In July, the mortgage on the facility was foreclosed on. As a result, the remaining assets and liabilities are not material and are recorded at values expected to be realized in the normal course of business.

In August of 1999, the Company opened a new 1,500 square foot fixed site location ("Long Lake") in Tampa, Florida, as a branch of the Brandon Diagnostic Center, Ltd. A five (5) year lease with two (2) optional five (5) year terms was entered into effective May 15, 1999. The net lease calls for monthly payments of $1,250 plus sales tax. Medical modalities include general radiology, mammography, ultrasound, and bone densitomitry studies. The equipment came from the closed Orange Park facility. The location is staffed by two technicians and two support persons.

The Company is continuing the merger process with American Enterprise.Com ("AES", formerly American Enterprise Solutions, Inc.) which owns 100% of the Company's outstanding Preferred Stock and 65% of the outstanding Common Stock. In December 1999 AES raised $2 million with the issue of convertible securities. A portion of the proceeds are to be used in bringing the Company's lease obligations current. AES has also received an engagement agreement from a tier-one investment banking firm to make a $25 million Private Placement; and is currently discussing a $15 million debt refinancing arrangement for all subsidiary companies.

The Company believes that it can increase revenues and return to profitability, if it maintains the current cost cutting program, contains overhead expenses, continues to receive cooperation from vendors, and receives continued financial support from American Enterprise.com. The Company further believes that it currently has adequate capital to satisfy its anticipated short-terms obligations, capital repayments and capital expenditures. The Company reasonably expects to improve its working capital in the near term future. However, no assurance can be given that the short-term needs will be satisfied.

The Company's long term growth strategies will require additional funds. The Company feels that the financial resources will be more easily attainable subsequent to the merger. In the event that the Company develops additional facilities, or encounters favorable acquisition opportunities in the near future, the Company may incur, from time to time, additional indebtedness and attempt to issue equity or debt securities in public or private transactions. There is no assurance that the Company will be successful in securing additional financing or capital through issuing equity or debt securities.

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


YEAR 2000 ISSUES

The Company makes use of information systems in the operations of its various businesses, including the exchange of financial data and other information with patients, physicians, suppliers, and other counter parties. The Company also uses software and information systems provided by third parties in its accounting, business, and investment systems.

The Year 2000 risk, as it is commonly known, is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send billing notices, make payments to suppliers or engage in other normal business activity.

The Company has identified the following areas wherein the Y2K problems could affect the Company's billing, accounting, payroll, and accounts receivable financing. The Company has completed its compliance plan in these areas.
The Company performs radiological diagnostic procedures and bills insurance providers and patients for its services. The Company's current billing software and hardware is Y2K compliant. In addition, the Company in early 1999 began contracting its billing and collection processes with a Company that specializes in medical billing. The billing company's software is also Y2K compliant. In the process of conducting its Year 2000 review, the Company identified certain computers that were not Year 2000 compliant. The Company performed all necessary upgrades to such computers in order to satisfy its Year 2000 compliance procedures.

The Company finances its receivables with a lender specializing in medical receivables. The reports required to process the loan transactions are generated by the billing company mentioned above.

The Company, effective January 1, 1999, began outsourcing its accounting function. The service company providing this service represented that all software and hardware used in executing this accounting function are Year 2000 compliant.

The Company, effective January 1, 1999, began utilizing a human resource leasing firm. The leasing firm represented that it has completed the implementation of its Year 2000 compliance program.

PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

           In November 1999, X-Ray Equipment Company, Inc. filed suit in the Circuit Court of the Thirteenth Judicial Circuit of Hillsborough County, Florida, to take back certain medical equipment valued at approximately $1,125,000 allegedly sold to Trinity Diagnostic Imaging, Inc. (a wholly owned subsidiary of AESI) and to be used by the Company's subsidiaries. In January of 2000, the Company entered into a stipulated agreement to pay X-Ray Equipment Company $250,000 toward the purchase of the equipment, the balance to be paid by March 15, 2000. Both parties agree to work to arrange third party financing for the balance due March 15, 2000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           The Company defaulted on a second mortgage note for its fixed site Orange Park Facility. The property was foreclosed for arrearages of approximately $126,000 in July of 1999.

           The Company is in default of its major lease commitments due to arrearages. Total in default approximates $2,914,000 at September 30, 1999, with arrearages approximating $340,000. The Company is in discussion with its major lessor to cure the default.

           The Company is in default of a Term loan of approximately $1,634,000 due June 1, 1999, to its major lessor. The Company is in discussion with its major lessor to cure the default.

           The Company is in technical default of certain covenants concerning its credit line and is working toward curing these defaults. The credit line approximates $1,507,000 as of January 4, 2000.


ITEM 6.  EXHIBITS

(a)       EXHIBITS FILED AS PART OF THIS REPORT:
          --------------------------------------

10.51 Fourth Amendment to Merger Agreement by and between National Diagnostics, Inc. and American Enterprise.com, Corp. (formerly:
         American Enterprise Solutions, Inc.) effective December 27, 1999.

27.01    Financial Data Schedule (for EDGAR only).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 13, 2000


        NATIONAL DIAGNOSTICS, INC.



    /s/ CURTIS L. ALLISTON                     /s/ CHUCK BROES
    -------------------------------------      ---------------------------------
    Curtis L. Alliston                         Chuck Broes
    President and Chief Operating Officer      Chief Executive Officer



    /s/ DENNIS C. HULT                         /s/ ANTHONY F. MANISCALCO
    -------------------------------------      ---------------------------------
    Dennis C. Hult                             Anthony F. Maniscalco
    Comptroller                                Executive Vice President, Finance
                                               American Enterprise.Com

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.51 Fourth Amendment to Merger Agreement by and between National Diagnostics, Inc. and American Enterprise.com, Corp. (formerly: American Enterprise Solutions, Inc.) effective December 27, 1999.

27.01               Financial Data Schedule (for EDGAR only).