Form 10KSB
period 1999-12-31
AMERICAN ENTERPRISE COM CORP
filed 2000-04-14
CIK 925894

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24696

                         AMERICAN ENTERPRISE.COM, CORP.
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

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

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

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 1999 were $6,844,361.

         As of March 31, 2000, there were outstanding 2,250,000 shares of Common Stock, no par value. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price reported on the OTC Bulletin Board as of April 5, 2000, was $9,767,738.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                    FORM 10-K REFERENCE



            TRANSITION SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                              Yes [ ]    No [X]

                               Page 1 of 65 Pages

                         AMERICAN ENTERPRISE.COM, CORP.
                            FORM 10-KSB ANNUAL REPORT
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1999
                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
PART I
  Item 1       Description of Business.......................................................................   3
  Item 2       Description of Property.......................................................................  17
  Item 3       Legal Proceedings.............................................................................  18
  Item 4       Submission of Matters to a Vote of Security Holders...........................................  19

PART II
  Item 5       Market for Common Equity and Related Stockholder Matters......................................  19
  Item 6       Management's Discussion and Analysis or Plan of Operation.....................................  20
  Item 7       Financial Statements .........................................................................  28
  Item 8       Changes In and Disagreements with Accountants on Accounting and Financial
                    Disclosure...............................................................................  55

PART III
  Item 9       Directors, Promoters and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act .......................................................  55
  Item 10     Executive Compensation.........................................................................  56
  Item 11     Security Ownership of Certain Beneficial Owners and Management.................................  57
  Item 12     Certain Relationships and Related Transactions.................................................  58
  Item 13     Exhibits and Reports on Form 8-K...............................................................  59

                                     PART I


              CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

         AMERICAN ENTERPRISE.COM, CORP. f/k/a National Diagnostics, Inc. (the "Company") has made forward-looking statements in this document that are subject to risks and uncertainties. The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (I) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financial plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the impact of competition from new and existing competitors; (vii) potential increases in the Company's costs; (viii) the declaration and payment of dividends; (ix) the potential for unfavorable interpretation of existing government regulations or new government legislation; (x) and the outcome of certain litigation involving the company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the Company's filings under the Securities Act of 1933. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-QSB, 8-K, 10-KSB and Annual Reports to Shareholders.

ITEM 1 -- DESCRIPTION OF BUSINESS

GENERAL

         On February 20, 2000, the Company combined on the basis of four (4) shares of common stock in exchange for one (1) share of common stock thereby resulting in 2,250,000 shares of authorized common stock, no par value and 2,250,000 shares issued and outstanding as of February 20, 2000, the record date for such action. This recapitalization has been retroactively effected as a one for four reverse stock split; accordingly, all shares and per share information has been restated, herein.

         American Enterprise.com, Corp., its wholly-owned subsidiaries, SunPoint Diagnostic Center, Inc. ("SunPoint"), National Diagnostics/Orange Park, Inc. ("Orange Park"), National Diagnostics/Riverside, Inc. ("Riverside"), Alpha Associates, Inc. ("Alpha Associates") and Alpha Acquisitions Corp. ("Alpha Acquisitions"), and Brandon Diagnostic Center, Ltd., a limited partnership of which Alpha Associates and Alpha Acquisitions are the general and limited partner, respectively, provide diagnostic imaging services through several outpatient centers located in the State of Florida. Sundance Partners (a wholly-owned general partnership) owned the land and building associated with the outpatient center leased to Orange Park. (As used herein, the term "Company" refers to American Enterprise.com Corp, including its subsidiaries.) The Company's principal facility is located in Brandon, Florida, just east of Tampa. This facility accounted for 58% of the Company's net revenues in 1999. The SunPoint facility is located in Ruskin, Florida. The Company acquired, through its Orange Park subsidiary, substantially all of the assets of an existing mobile diagnostic imaging business in greater metropolitan Jacksonville in February 1995. In August, 1995 the company opened in the Jacksonville area a third fixed site facility. In September 1995, the Company expanded its mobile facilities by adding both a mobile MRI unit and mobile cardiology unit in the Jacksonville area. In July 1996, the Company opened its fourth fixed site facility with its Riverside facility in Jacksonville. This expansion from one facility to four was made financially possible by the Company's initial public offering in September 1994 and other credit arrangements. In April 1999, the Company closed its Orange Park facility due to its inability to attain a satisfactorily level of performance. In August 1999, the Company opened a new fixed site facility in Tampa, Florida as a division of its Brandon facility. By April 2000, the Company closed both it Riverside facility and the Brandon branch office due to their failure to obtain satisfactory levels of performance.

         The Company provides full service diagnostic imaging services to patients and physicians in a comfortable, service-oriented environment located outside of an institutional setting. Diagnostic imaging services provided include magnetic resonance imaging ("MRI"), computer tomography ("CT"), ultrasound, nuclear medicine, general radiology and fluoroscopy, bone densitometry, and mammography. The Company's diagnostic imaging procedures are performed by trained radiologic technologists and board certified radiologists. Medical services are provided at each facility by interpreting physicians, who are board certified radiologists and members of physician groups with whom the Company has entered into long-term contracts. The Company provides management, administrative, marketing and technical services, as well as equipment and facilities, to the interpreting physicians. The Company accepts Medicare, Medicaid, Worker's Compensation and most commercial insurance. The Company has contracted with many health maintenance organizations and preferred provider organizations. In 1998 and 1999, the Company's total net revenues were $8,774,000 and $ 6,844,000 respectively, reflecting approximately 69,000 and 56,000 respective diagnostic imaging procedures.

         The Company was incorporated in Florida in June of 1994. The Company's executive headquarters are located at 6800 North Dale Mabry Highway, Suite 100, Tampa, Florida 33614, and its telephone number is (813) 882-6567. The Company changed its name to American Enterprise.Com, Corp from National Diagnostics, Inc. effective March 24, 2000.

         On February 23, 1998, the Company entered into a definitive "Merger Agreement", amended March 17, April 29, and July 24, 1998, with American Enterprise Solutions, Inc. ("AESI"). The Company filed Form 8-K on March 10, 1998 (and subsequent amendments) describing the merger transaction. Upon merger, the separate existence of AESI will cease and American Enterprise.com, Corp.. being the surviving corporation. On March 27, 1998, AESI acquired 500,000 shares of the Company's Series A Preferred Stock valued at $2,000,000. Subsequently, AESI converted a portion of its Preferred Stock for 1,446,643 shares of the Company's Common stock, giving AESI a 65% controlling interest in the Company. The closing date of the merger was extended in December 1999 to occur no later than December 2000 upon satisfaction of the closing conditions.

         AESI was founded in September 1997, for the purpose of acquiring seasoned and profitable high growth firms with operations and facilities to create Community Healthcare Delivery Systems. These systems are designed to provide comprehensive delivery of all healthcare services while electronically interactively linking with AESI's proprietary Internet/Intranet and virtual network gateways. The network can link all of the healthcare industry's trading partners, from patient/consumer/employees to the providers, payors, employers and government agencies.

         AESI consists of businesses acquired in 1998 and 1999, which complements AESI's goal to create numerous Community Healthcare Enterprises (an organization that owns and operates a complete community wide healthcare delivery system). These businesses include: multi-specialty and primary care physician groups; behavioral and mental healthcare facilities; a provider of referral management services for physician groups and insurance companies; a home healthcare and pediatric home healthcare provider; and a medical management service group.

         On March 30, 1998, Mr. Charles Broes and Mr. Cardwell C. Nuckols, Ph.D., were appointed to the

Company's Board of Directors. Mr. Broes and Dr. Nuckols serve as CEO and Executive Vice President of AESI, respectively. On March 31, 1998, Mr. Broes and Dr. Nuckols were appointed as Officers of the Company and currently serve in the capacity as CEO and President, respectively.


DIAGNOSTIC IMAGING SERVICES INDUSTRY

  OVERVIEW

         During the past ten years, the diagnostic imaging services industry has experienced substantial growth as well as a major shift from inpatient to outpatient delivery of services. Due to the contrast and detail of a high quality MRI scan, the use of MRI equipment frequently facilitates the identification of disease and disorders of a patient and often reduces the amount and cost of care needed to treat the patient and the need for certain invasive procedures, like exploratory surgery. The number of MRI units in operation has increased from fewer than 100 in 1984 to more than 5,500 in 1998. This rapid growth resulted from increasing acceptance by physicians and patients of MRI as well as an increasing need for MRI usage in imaging different body organ systems and disease conditions. New software programs and hardware capabilities, coupled with new contrast agents (chemicals administered to the patient that enhance the signal generated by body tissues), are anticipated to expand further the usage of the technology by physicians.

         In addition, inpatient health care cost containment pressures have led to the growth of outpatient delivery of services. Prior to 1983, most imaging services were delivered to patients in a hospital radiology department. In 1983, the federal government instituted the Prospective Payments System, which limited the amount paid by Medicare to hospitals for inpatient care for most categories of diseases. This restrictive reimbursement environment was a prime factor in the shift from inpatient to freestanding, outpatient imaging centers, since hospitals became less likely to purchase or lease expensive diagnostic imaging equipment and commercial space.

         Ownership of outpatient diagnostic imaging centers remains highly fragmented, with no dominant national provider. Most of the equity in outpatient centers is owned by hospitals, independent radiologists, management companies or other groups. This fragmentation provides the Company with potential acquisition opportunities.

  EQUIPMENT AND MODALITIES

         Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body, which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional X-rays to the advanced technologies of MRI, computerized tomography, ultrasound, nuclear medicine, neurology and mammography. The principal diagnostic imaging modalities used by the Company includes the following:

                  MAGNETIC RESONANCE IMAGING. MRI is a sophisticated diagnostic imaging system that utilizes a strong magnetic field in conjunction with low energy electromagnetic waves, which are processed by a dedicated computer to produce high resolution multiple images of body tissue. A principal virtue of MRI imaging is that atoms in various kinds of body tissue behave differently in response to a magnetic field, enabling the differentiation of internal organs and normal and diseased tissue. During an MRI procedure, a patient is placed in a large, cylindrical magnet. Multiple images to various planes and cross-sections can be created without moving the patient. The images can be displayed on a computer screen, stored within the computer, or transferred to film for interpretation by a physician and retention in a patient's file. Unlike computerized tomography and general radiology and fluoroscopy, MRI does not utilize ionizing radiation, which can cause tissue damage in high doses. As with many other diagnostic imaging technologies, MRI is generally non-invasive.

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

                  BONE DENSITOMETRY. Bone Densitometry uses low field X-ray imaging to diagnose osteoporosis.

                  MAMMOGRAPHY. Mammography is a specialized form of radiology equipment using low dosage X-rays to visualize breast tissue. It is the primary screening tool for breast cancer.


THE COMPANY'S GROWTH STRATEGY

         Due to the recency of the pending merger between AESI and the Company, the Company is not able to elicit the growth strategies for the numerous businesses that will be part of the merger with AESI. The focus will be on the Company's Diagnostic Division as it currently exists prior to the consummation of the merger.


         The Company's strategy for growth involves increasing the revenues and profitability of its existing facilities, establishing and developing additional diagnostic imaging centers and acquiring existing imaging facilities in certain target markets. In addition, the Company plans to expand its existing operations to include mobile diagnostic imaging capabilities.

  EXPANSION OF EXISTING FACILITIES.

         The Brandon facility is currently a full service imaging facility. In early 1998, Brandon began offering bone density studies to diagnose osteoporosis. In August 1999, Brandon opened a branch office in Tampa, Florida, offering general radiology, mammography, and bone density.

         The SunPoint Diagnostic Center is a full-service imaging facility, with the exception of MRI. The Company intends to add MRI capabilities to the SunPoint facility at such time as the demand for such services warrants the acquisition or lease of MRI equipment. See "The SunPoint Facility." In 1998, SunPoint also began offering bone density studies for the diagnosis of osteoporosis.

         In April 1999, the Company closed its Orange Park fixed site facility due to the facility not attaining a satisfactory level of performance.

CENTER DEVELOPMENT AND NEW CENTER ACQUISITIONS.

         The Company continued to defer its external expansion in 1999, focusing more directly on the continuing effort to build efficiencies, economies of scale, and profitability into existing start-ups. With the resources that will be available to the Company as a result of the merger with AESI, the Company intends, subsequent to the merger, to embark on its external growth strategies in 2000. Due to the synergies, which will be experienced with other businesses in the AESI fold, new growth strategies will be developed which will include all other business merged into the Company.

         The Company's external growth strategy includes the development and/or acquisition of diagnostic imaging facilities in target areas identified by management initially in the State of Florida, with the potential for expansion to other regions in the United States where AESI already has a presence. The Company intends to operate each newly developed or acquired facility through a separate, wholly-owned subsidiary. In seeking suitable locations for the development of new centers or the acquisition of existing centers, the Company will focus primarily on demographic studies and its analysis of local competition, physician referral patterns and imaging services supply and demand. Also, the Company will focus on its ability to either utilize the professional services of its existing interpreting physicians to interpret test results or affiliate with other qualified interpreting physicians. Installation and maintenance costs on equipment can be substantial, particularly with respect to MRI units. Consequently, new facilities initially will include most or all of the modalities offered by the existing Brandon facility, with the exception of MRI. MRI has historically accounted for approximately 20-34% of the Company's revenues. MRI procedures are expensive to perform and have historically generated high margins for the Company. Due to the significant capital expenditure required to install and maintain MRI equipment a minimum average number of procedures must be performed daily at each facility offering MRI to cover fixed costs associated with MRI equipment. As a result, the Company currently intends to perform all MRI procedures required by its facilities not offering MRI directly either at the Company's nearest full service facility or via a mobile MRI unit acquired by the Company. The Company expects to provide MRI services in this manner until such time as management determines that the demand for MRI procedures at a particular facility is at a level that will generate revenue sufficient to cover fixed costs associated with MRI equipment and generate the necessary margin rates.

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

         No assurances can be given that adequate financing will be available to fund the development or acquisition of this or any other new facilities.

INCREASED MOBILE DIAGNOSTIC IMAGING CAPABILITIES.

         The Company's growth strategy also includes expanding its mobile diagnostic imaging capabilities. The Company currently provides mobile ultrasound, mobile nuclear cardiology imaging, mobile MRI services, and mobile bone density diagnostic imaging services.

         There can be no assurances that the Company can or will successfully implement its internal growth or external growth strategies.

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

         Equipment acquisition costs can vary dramatically, depending upon the model and peripheral equipment acquired. The Company reviews the technological capabilities of new product offerings in order to improve and upgrade equipment when necessary. Currently, equipment costs range as follows:

          EQUIPMENT                           PRICE RANGE

          MRI                        $700,000           to      $1,400,000
          CT                          300,000           to         700,000
          Ultrasound                  100,000           to         250,000
          Nuclear Medicine            250,000           to         400,000
          Radiology                    40,000           to          75,000
          Fluoroscopy                 200,000           to         350,000
          Mammography                  50,000           to         105,000
          Bone Densitometry            25,000           to          70,000

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

 OPERATIONS

         The Company provides diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other groups. Patients are scheduled for an appointment, informed of any medications needed for the test, and pre-qualified with respect to their medical requirements and insurance coverage by Company personnel. Procedures are designed to avoid the admission and administrative complexities of in-hospital diagnostic imaging services. All of the Company's imaging services are performed on an outpatient basis by trained medical technologists under the direction of the interpreting physician. Following the diagnostic procedures, the images are reviewed by the interpreting physicians, who prepare a report of these tests and their findings. These reports are transcribed by Company personnel and then delivered to the referring physicians. The interpreting physicians are board certified specialists in radiology, nuclear medicine, nuclear cardiology or neuroradiology, as appropriate. Such interpreting physicians are members of an independent health care provider group with which the Company has entered into a long-term contract, and are not employees of the Company. The Company is not engaged in the practice of medicine. In an effort to contain radiology physician costs, in the first quarter 2000, the Company added to its staff its own radiologists.

         Typically, patients are charged an all-inclusive fee for the imaging studies. The administrative staff was responsible for billing and collecting the fee. In January 1999, the Company outsourced its billing and collections to American Enterprise Service Group, Inc., a wholly owned subsidiary of AESI.

         The Company contracts for interpreting physician services for which typically the interpreting physician receives a fixed fee or a fixed percentage of monthly collections. The Company believes that the structure of its compensation arrangement with its interpreting physicians encourages high quality service and fairly compensates these physicians for the interpretation services they provide. The Company's agreement with its interpreting physicians is typically for a three-year term and requires each physician to obtain medical malpractice insurance. Effective the first quarter 2000, the Company added to its staff its own radiologists and obtained medical malpractice insurance.

THE BRANDON, FLORIDA FACILITY

         The Brandon, Florida facility was established in 1991 as a full-service diagnostic facility specializing in outpatient radiology. In 1994, it became a wholly-owned subsidiary of American Enterprise.com, Corp. The Brandon facility generally provides medical diagnostic services to the general population living within approximately ten miles of Brandon, Florida. The Brandon, Florida area population, currently in excess of 250,000, consists primarily of an expanding base of middle-income families and retirees. In 1998 and 1999, the Brandon facility generated net revenues of approximately $4,500,000 and $4,002,000, respectively.

         The Brandon facility currently has one unit for each of MRI, CT and nuclear medicine and two units for each of mammography, radiology, ultrasound and fluoroscopy.

         Patients at the Brandon facility are invoiced in the name of Brandon Diagnostic Center. The interpreting physician's P.A. with which the Company has currently contracted for interpreting physician services at the Brandon facility receives a fixed percentage fee for services performed. Effective first quarter 2000 the Company employed its own radiologists under a fixed salary arrangement.

         Brandon facility's interpreting physician is certified by the American Board of Radiology. The interpreting physician's P.A. is responsible for subcontracting with additional physicians to assure adequate coverage during peak times, absences, etc. The Brandon facility has forty-eight employees.

         The Brandon facility is open from 7:30 a.m. to 6:00 p.m. Monday, Wednesday and Friday, 7:30 a.m. to 8:00 p.m. on Tuesday and Thursday, 8:00 a.m. to 2:00 p.m. on Saturdays and on an as-needed basis on Sundays.


THE SUNPOINT FACILITY

         The Company, through its SunPoint subsidiary, opened its SunPoint Diagnostic Center in Ruskin, Florida, approximately twenty miles south of Brandon, in November 1994. This facility is located near the Sun

City Center retirement community. The Ruskin area has a total population of approximately 45,000, including roughly 38,000 retirees. The SunPoint facility is a full-service imaging facility, with the exception of MRI. It currently has one unit for each of CT, ultrasound, nuclear medicine, mammography, radiology and fluoroscopy. The equipment located at the SunPoint facility is obtained from the same manufacturers as the Brandon facility equipment.

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

         The operational procedures at the SunPoint facility are virtually identical to those described above under "Operations". The patients are invoiced in the name of SunPoint Diagnostic Center. The SunPoint facility is staffed by fifteen employees and one interpreting physician, who rotates with the other interpreting physician serving the Brandon facility. The interpreting physician's P.A. with which the Company has currently contracted for interpreting physician services at the SunPoint Diagnostic Center receives a fixed percentage fee for services rendered. Effective first quarter 2000 the Company employed its own radiologists under a fixed salary arrangement.

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

         Orange Park provided mobile and fixed diagnostic services in Clay, Duval, Nassau and St. Johns counties in northeastern Florida in 1998. Its principal facility is located in Orange Park, Florida, where it has three mobile units for neurology, two units for ultrasound, one each for nuclear cardiology and MRI. All equipment at the Orange Park facility is either owned directly or leased through an independent leasing company. The Orange Park facility became a full service imaging facility, with its mobile facilities, by September 1995. The Company has one unit for each for CT, ultrasound, mammography, radiology, and fluoroscopy at its Orange Park subsidiary. This mobile unit is used to provide MRI services at Orange Park and any future facilities developed by the Company in northeastern Florida. See "-The Company's Growth Strategy-Center Development and New Center Acquisitions." The Orange Park fixed site facility was closed in April 1999 due to continual losses. The operations were consolidated with Riverside. The facility was foreclosed on in July 1999. The equipment was either sold or utilized elsewhere in the Company.

         Orange Park followed the same operational procedures as the Company's other facilities, except that patients are invoiced directly in the name of Orange Park. All interpreting services were provided by eight interpreting physicians who are members of an independent health care provider group with which the Company has entered into a long-term contract. These physicians were not employees of the Company and the Company was not engaged in the practice of medicine. The interpreting physician group with which the Company had contracted for interpreting physician services at the Orange Park facility received a monthly fee equal to 17% of the monthly collections.

         In 1997, the Orange Park facility was awarded the Certificate of Accreditation from the Joint Commission of Accreditation of Healthcare Organizations.


THE RIVERSIDE FACILITY

         The Company, through its Riverside subsidiary, opened in July of 1996 the Riverside Diagnostic Center in the Riverside area of Jacksonville, Florida. The facility is located in proximity of a thousand bed hospital in a residential area of Jacksonville. The Riverside facility is a full-service imaging facility, inclusive of mobile MRI services. It currently has one unit each for CT, ultrasound, nuclear cardiology, nuclear medicine and radiology and two units each for mammography and fluoroscopy.

         Riverside follows the same operational procedures as the Company's other facilities, except that patients are invoiced directly in the name of Riverside. The Riverside facility is currently staffed by eighteen employees. All interpreting services are provided by a group of physicians who received a fixed percentage fee for services performed.

         The Riverside facility operated from 7:30 a.m. to 5:30 p.m. Monday through Friday. In April 2000, the facility was closed due to continued losses. The Riverside facility had been awarded the Certificate of Accreditation from the Joint Commission of Accreditation of Healthcare Organizations.

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

         The Company's clinical coordinators seek to maintain the satisfaction of referring physicians by frequent contact with them, both to ascertain the physicians' needs and, when appropriate, to seek suggestions on how to improve the Company's delivery of services. The Company continually seeks to improve the quality of its services by encouraging interaction between referring physicians and interpreting physicians. The Company has also developed a database containing referring physician and patient information in order to more effectively coordinate its marketing activities with respect to its referring physicians. The Company has joined the Florida Imaging Network, Inc., an association established to develop and operate a statewide diagnostic imaging services network to interface with managed care providers in the State of Florida. The Company believes that this provides an additional method of expanding its referral base.


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

         The following table sets forth the approximate percentages of collections received during 1999 in each of the following categories:

                PERCENT OF
                  SOURCE                                 COLLECTIONS

             Managed Care/HMO                                 30%
             Private Insurance                                44
             Medicare/Medicaid                                18
             Private Pay                                       6
             Workers Compensation                              2

           The Company maintains a competitive billing strategy based upon evaluation of available pricing data. The Company maintains sufficient price flexibility to enable it to compete with other MRI imaging services provided in the local community.

           Obtaining the maximum amount of allowable reimbursement and collecting receivables on a timely basis are critical to the Company's success and are a priority of management. In late 1998 and early 1999, the Company outsourced its billing and collection process with an affiliated subsidiary of AESI, which specializes in medical billings and collections.



           Third-party payors, including Medicare, Medicaid and certain commercial payors, have taken extensive steps to contain or reduce the costs of health care. A significant change in coverage or a reduction in payment rates by third-party payors could have a material adverse effect upon the Company's business. In both 1998 and 1999, less than 1% of the Company's total revenues were derived from providing imaging services to patients involved in personal injury claims. The Company sometimes experiences significant collection delays in connection with these services due to the fact that the Company may not be paid for its services until the underlying legal action is resolved.

COMPETITION

           The outpatient diagnostic imaging industry is highly competitive. The Company believes that its principal competitors are hospitals, independent or management company-owned imaging centers, some of which are owned, in whole or in part, by physician investors, and mobile diagnostic units. Some of these competitors have greater financial and other resources than the Company. The Company's competitors in the immediate Brandon area are a 120-bed hospital providing full inpatient service and an outpatient diagnostic center opened in January of 1997. The Brandon facility has experienced a 12% decline in net revenues in 1999 compared to 1998. The Company's sole competitor in the Ruskin area is a 50-bed hospital also providing full inpatient service. The Company has many competitors in the Jacksonville area, including hospitals, independent or management company-owned imaging centers and mobile diagnostic units.

           The Jacksonville operation experienced a decline of 46% in net revenues in 1999 compared to 1998. A significant portion of this decrease is the result of the Company closing one of two Jacksonville fixed site diagnostic centers in March 1999. In April 2000 the Company closed its remaining fixed site facility in Jacksonville and is assessing its market position for future operations in the Jacksonville area.

           The Company believes that as a result of its operating efficiencies, it can provide outpatient diagnostic services more competitively than other local providers. Principal competitive factors include quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times.

GOVERNMENT REGULATION

           The health care industry is highly regulated at the federal, state and local levels. Although the following is not an exhaustive discussion, it summarizes the key regulatory factors that affect the Company's operations and development activities.

           CERTIFICATES OF NEED AND LICENSING. Under Certificate of Need laws, a health care provider is typically required to substantiate the need for, and financial feasibility of, certain expenditures related to the construction of new facilities, commencement of new services or purchases of medical equipment in excess of statutory thresholds. The provision of outpatient health services, including outpatient MRI, is exempt from Certificate of Need review in the State of Florida. The operations of outpatient imaging centers are subject to federal and state regulations relating to licensure, standards of testing, accreditation of certain personnel and compliance with governmental reimbursement programs. The Company is required to obtain and maintain general business licenses from certain counties in which it operates centers, as well as licenses from the State of Florida for the handling and disposal of radioactive materials used in nuclear medicine procedures. Radioactive materials are currently delivered daily to the Company's Brandon, SunPoint and Orange Park facilities. Medical waste contaminated with radioactive material is placed in locked hazardous waste containers and picked up daily for disposal by a licensed hazardous waste vendor. The Company is subject to surprise inspection by nuclear inspectors. Although the Company believes that it has obtained all necessary licenses, the failure to obtain a required license could have a material adverse effect on the Company's business. The Company believes that diagnostic testing will continue to be subject to intense regulation at the federal, state and local levels and it cannot predict the scope and effect thereof.

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

         FLORIDA PROHIBITION OF REFERRALS. On March 13, 1992, the Florida Legislature passed the "Patient Self-Referral Act of 1992" (the "1992 Act"), which took effect April 9, 1992. The Act, as amended in 1993, prohibits physicians' referrals of patients for designated health services, including diagnostic imaging services, to facilities in which they own an investment interest. Therefore, physicians who own Common Shares or Common Share Purchase Warrants in the Company are prohibited from making any patient referrals to the Company's diagnostic imaging facilities.

         MEDICARE REIMBURSEMENT. Diagnostic imaging services provided to Medicare beneficiaries are reimbursed based on Medicare's Resource-Based Relative Value Scale, which sets limits on reimbursement for both the technical and physician components of these services. There is no guarantee that the amount paid by Medicare, either now or in the future, will be adequate to meet the Company's costs of providing the imaging services. There is also no guarantee that the U.S. Government will not enact new laws or adopt regulations restricting the ability of free-standing diagnostic imaging centers from providing services to Medicare or Medicaid patients, although the Company is currently unaware of any proposal to do so. In 1999, based on a sample of the Company's 10 most common procedures, the Medicare allowable increased approximately 3%.

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

         To its knowledge the Company currently does not have any physicians who are significant shareholders and, therefore, the Company's revenue growth has been derived entirely from non-investor physician referrals. In the event the Company has physician shareholders in the future, federal and state law will prohibit referrals by such investors to any of the Company's imaging centers.

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

         Although the Company believes that it is in substantial compliance with all applicable federal and state laws and regulations, there can be no assurance that such laws or regulations will not be modified or enacted, interpreted or applied in the future in such a way as to have a material adverse impact on the Company. Additionally, there can be no assurance that federal or state governments will not impose additional restrictions upon all or a portion of the Company's businesses, which might adversely affect the Company's operations.


EMPLOYEES

         As of December 31, 1999, the Company had 81 employees (all full time), including 47 administrative personnel, 2 sales and marketing persons and 32 technical personnel. All personnel are leased employees. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be amicable.


INSURANCE

         The Company carries comprehensive and general liability coverage, fire and allied perils coverage in amounts deemed adequate by management. The Company is not engaged in the practice of medicine and, therefore, does not carry medical malpractice insurance. See "Risk Factors." There is no assurance that potential claims will not exceed the coverage amounts that the cost of coverage will not substantially increase or require the Company to insure itself or that certain coverages will not be reduced or become unavailable. The Company also requires that physicians practicing at the imaging centers carry medical malpractice insurance to cover their individual practices. The interpreting physicians are responsible for the costs of this insurance.

         The Company does not carry workers' compensation insurance, effective January 1, 1999, since it leases all of its employees.


ITEM 2 -- DESCRIPTION OF PROPERTY

         The Company's executive offices were relocated to Tampa, Florida, sharing space with AESI and other subsidiaries of AESI in August 1998.

         The Company's primary diagnostic facility is located in Brandon, Florida and occupies approximately 11,325 square feet of space. The Company entered into a lease with respect to such facilities on September 1, 1994, expiring August 31, 1997, which is followed by a renewal option of five years. The Company exercised its option to renew and incurred, pursuant to the lease agreement, a one-time 10% escalation upon exercise of the renewal option. The new lease consolidated prior leases pertaining to the Brandon facility's then existing space and provided additional space to accommodate the Company's Center for Women. Under both prior leases and its existing lease, the Company paid an aggregate of approximately $177,000 (including common area maintenance and real estate taxes) in fiscal 1999 for space at such facility. Pursuant to the lease terms, the annual rental for the Brandon facility is subject to an annual escalation of up to four percent based upon the Consumer Price Index.

         The Company also has entered into a lease relating to its 6,390 square foot SunPoint facility in Ruskin, Florida. The initial term of the Ruskin lease is five years, beginning September 1, 1994, with one five-year renewal option. The Company exercised its option to renew. Pursuant to the lease terms, the annual rental for the Ruskin facility is subject to a four percent annual escalation after 1996. Rent expense with common area maintenance approximated $66,000 in 1999.

         The Orange Park mobile operations and fixed site facility were based in a 5,100 square foot medical building located in Orange Park, Florida. The facility was owned by Sundance Partners, a Florida general partnership that is owned 100% by the Company. A triple net lease was entered into with an initial term of ten years, beginning April 1, 1995. Rent expense for 1999 approximated $38,000, which is eliminated upon consolidation. In April 1999, the Company closed this facility due to continual losses. The property was lost to foreclosure in July of 1999.


         The Company entered into a triple net lease for its Riverside facility (which opened in July of 1996) with Sundance Partners II, a Florida general partnership in which the general partners are officers/directors and majority shareholders of the Company. The facility was a newly constructed 7,100 square foot stand-alone medical center constructed to Company specifications. The lease has an initial term of five years with a one-time renewal option for five more years. Base rental payments are $110,050 annually. The base rent shall escalate up each year by $.25 per square foot. Rent expense for 1999 approximated $125,000. In March 2000, the Company purchased Sundance Partners II as an investment and in April 2000, the Company closed the fixed site facility.

         The Company believes its present and anticipated leased facilities to be in excellent condition and suitable for their intended operations.


ITEM 3 -- LEGAL PROCEEDINGS

         On May 20,1998, Carnegie Capital, Ltd. ("Carnegie Capital") filed suit in the Circuit Court of the Fourth Judicial Circuit for Clay County, Florida, for foreclosure against the Company and its wholly owned partnership, Sundance Partners for alleged default of a second mortgage note held by Carnegie Capital. The debt outstanding at December 31, 1998, approximates $127,000 plus interest approximating $8,300, which the Company has provided for. The property involved is the fixed site facility occupied by the Company's Orange Park diagnostic subsidiary. The Company filed a counter suit alleging certain improprieties on the part of Carnegie Capital. On October 6, 1998, The Company entered into a stipulation agreement where in the Company agreed to pay $9,077.78 per month through January 15, 1999 with the remaining balance to be paid in full by January 31, 1999.

The Company did not make its final two payments and Carnegie Capital was awarded a final judgment of foreclosure on March 14, 1999. Carnegie Capital agreed to stay its foreclosure action until June 11, 1999, pending the sale of the property by the Company. Due to a technical defect in the title, the sale did not occur and in July 1999, the property was foreclosed. In December 1999, Carnegie Capital filed for a deficiency judgment. The amount of the deficiency was not specified. A trial is scheduled for August 21, 2000, and the Company believes it will prevail with a successful outcome.

           In November 1999, X-Ray Equipment Company, Inc. filed suit in Division E, Circuit Court in Hillsborough County, Florida, to take back certain medical equipment valued at approximately $1,125,000 allegedly sold to Trinity Diagnostic Imaging, Inc. (a wholly owned subsidiary of AESI) and to be used by the Company's subsidiaries. In January 2000, the Company entered into a stipulated agreement to pay X-Ray Equipment Company $250,000 toward the purchase of the equipment, the balance to be paid by March 14, 2000. The Company failed to make the payments and in March the Company returned the equipment under a writ of replevin to X-Ray Equipment Company, Inc. The Company has established what it believes to be an adequate reserve in the event of an adverse outcome from the suit.

         In February 2000, Siemens Credit Corporation, filed suit in Division H, Circuit Court of the 13th Judicial Circuit in Hillsborough County, Florida for breach of certain Work Out agreements, and lease contracts. Principal parties to the suit include the Company and its parent AESI, and certain past officers of the Company. The suit alleges damages of approximately $4.5 million and replevin of certain leased medical equipment. A similar suit was filed in the 4th Judicial Circuit in Duval County, Florida, against the Company's subsidiary, National Diagnostics/Riverside, Inc. alleging damages of $1.3 million and replevin of certain leased medical equipment. In November 1998, the Company refinanced with Siemens its major lease obligations. The company fell behind in its lease obligations and in March 1999, the Company entered into another agreement (the "Work Out" agreement) with its major lessor, which would allow the Company to make installments through September 1999, for its arrearages. The Company had fallen behind in its payments in accordance with the Work Out agreement. The Company is currently in the process of obtaining a reconciliation of the alleged amounts due. In the event of an adverse outcome to the above litigation, the results could have a material impact of the Company's financial position, results of operations, or liquidity.

         In February 2000, Provident Bank of Florida, filed suit in Division H, Circuit Court in Hillsborough County, Florida, for monies due as a result of the failure to make payments under certain note and loan agreements. The suit alleges damages of approximately $193,000 and replevin of certain collateralized equipment. The principal parties to the suit are the Company, certain subsidiaries, and the Company's parent AESI. The Company is currently in the process of obtaining a reconciliation of the alleged amounts due.

         In February 2000, Copelco Capital, Inc. request a default judgment in Division C, Circuit Court of Hillsborough County, Florida against the Company for defaulting under a settlement agreement by which the Company agreed to cure its default of certain equipment lease agreement. The Company, upon the successful completion of AESI's efforts to raise capital and financing, expects to negotiate a final settlement before Copelco reclaims its leased equipment.

         Highland Properties of Gulfcoast, Ltd filed suit in the Circuit Court of Hillsborough County, Florida seeking damages approximating $75,000 and possession of certain leased spaces for unpaid rent. The Company negotiated a settlement where in the rent and costs will be paid by April 30, 2000, failing which Highland Properties of Gulfcoast, Ltd. will be entitled to a judgment for possession and damages. In the event the Company fails to satisfy the settlement, the results could have a material impact of the Company's financial position, results of operations, or liquidity.

         The Company is involved as plaintiff in various legal actions, including those specifically addressed herein, arising in the ordinary course of business. While management cannot predict the outcome of these matters, management believes, after consultation with legal counsel, that the ultimate resolution of these actions will not have an adverse effect on the Company's financial position, results of operation, or liquidity, unless otherwise indicated above.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999. In February 2000 the majority security holders voted to change the name of the Company to American Enterprise.com Corp, and effect a reverse 4 to 1 stock split.


                                     PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From October 12, 1994 through August 18, 1997, the Company's Common Shares had been traded separately in the NASDAQ SmallCap Market under the symbol "NATD". Since August 18, 1997 the Company's Common Shares have been traded separately on the Over The Counter Bulletin Board. Effective March 27, 2000, the trade symbol was changed to "AMER". The following table sets forth the high and low bid prices for Common Shares as reported by NASDAQ and OTCBB for the periods indicated post 4 to 1 reverse split effective February 20, 2000. These prices are not necessarily indicative of prices at which actual buy and sell transactions could occur.

                                              HIGH              LOW
1998
         First Quarter                        $5-1/4            $3-3/4
         Second Quarter                       $5-7/8            $3-1/4
         Third Quarter                        $4                $2
         Fourth Quarter                       $3-1/4            $1-1/16

1999
         First Quarter                        $4-1/4            $1-3/16
         Second Quarter                       $8-1/4            $2-3/8
         Third Quarter                        $5                $3-3/8
         Fourth Quarter                       $10               $2-7/8

         On April 12, 2000, the closing bid quote for the Common Shares was $10.00 per share post reverse split, and there were 32 holders of record of Common Shares. The majority of over 280 individual shareholders held their stock in a "street name" i.e., the name of the brokerage or clearing house.

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

           Five hundred thousand shares of Series A Preferred Stock of the Company were issued with voting rights of eight votes per preferred share and conversion rights at the rate of 11.03 shares of NDI common stock per preferred share. In March of 1998, AESI exercised its right to convert 131,185 shares of the Company's Preferred Stock into 1,446,643 shares of Common Stock. This effectively gave AESI 65% of the voting rights for the Company's Common Stock. In April 1998, the Board of Directors of the Company approved the merger with AESI whereby AESI is the acquiror for accounting purposes. In order to affect the merger, the Company's authorized shares of common stock will be increased. AESI, owning approximately 65% of the outstanding shares of the Company's common stock and 100% of the outstanding preferred stock has provided written consent and approval of the merger which under Florida Business Corporation Act precludes the need for further stock holder approval. The closing date of the merger was extended in December 1999 to occur no later than December 2000 upon the satisfaction of the closing conditions.


ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements included elsewhere herein. Due to the Company's net loss for 1999 of $2,739,000, and operating losses for 1998, which resulted in an accumulated deficit of $9,376,761, at December 31, 1999, our independent certified public accountants have qualified their accountants' report dated April 11, 2000, on the Company's 1999 financial statements as to a going concern uncertainty. The following commentary within "Management Discussion and Analysis" addresses the Company's operations for 1999 and its plan to improve future results.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         The following table sets forth selected operating results as a percentage of net revenues for 1999 as compared to 1998.

                                         FISCAL 1999               FISCAL 1998
                                         -----------               -----------
Net Revenue                                 100.0%                    100.0%
Direct Operating Expenses                    64.5                      61.4
General and Administrative Expense           55.0                      46.8
Depreciation and Amortization                15.1                      15.1
Operating loss                               34.6                      23.4
Interest Expense                             10.4                       8.6
Interest Income                               2.2                       0
Other Income                                  2.8                       1.4
Income Taxes (benefit)                        0                         0
Net Loss                                    (40.0)                    (30.5)

         Net revenues for fiscal 1999 were $6,844,000 as compared to $8,774,000 for fiscal 1998, representing an approximately 22% decrease. This decrease was primarily attributable to the Orange Park and Riverside facilities (the Orange Park facility was closed in March 1999). Orange Park mobile operations started up in

February 1995, opening a fixed site facility in August; and in September a mobile MRI facility and a mobile cardiology unit were placed in service. Riverside operations started up in July 1996. The Orange Park and Riverside facilities accounted for approximately $1,390,000 of the decrease in revenues. Excluding the effect of the Orange Park closing, a decline of $264,000 or 4% was experienced by the other facilities. The Company attributes this decline to the competition the Centers are experiencing (see further discussion under Liquidity).

         The Company's net accounts receivable decreased $78,000 to $1,881,000 from $1,959,000 at December 31, 1999 and 1998 respectively. This is the result of a decline in revenues and an increase in contractual allowances. The cash position of the Company remained unchanged from 1998 to 1999; all available funds being utilized for current operations.

         Direct operating expenses decreased by approximately 18% to $ 4,413,000 for 1999 from $5,386,000 for 1998. Excluding the effects of the closed Orange Park facility, direct costs decreased $264,000 or 4%. This decrease is primarily the result of decreased supply costs. Direct costs as a percentage of net revenue increased approximately 3% from the preceding year. This is attributable to various costs that do not vary proportionately with net revenue.

         General and administrative expenses decreased approximately 8% to $3,764,000 for 1999 as compared to $4,109,000 for 1998. This decrease was primarily attributable to the reduction of personnel and the related payroll and benefit costs associated with such personnel. Such personnel costs decreased approximately $501,000 to $1,575,000. The personnel were reduced in response to the decrease in revenues and closure of the Orange Park Center

         Depreciation and amortization decreased 22% to $1,035,000 in 1999 as compared to $1,330,000 during 1998. The dollar decrease was principally attributable to normal amortization and disposition of certain equipment with a net book value of approximately $560,000.

         Interest expense decreased to $713,000 in 1999 from $753,000 in 1998 as a result of lower interest rates for the company's receivable financing.

         The decrease in net revenues was only slightly offset by a decrease in expenses resulting in a net loss of $2,739,000 for 1999 compared to a net loss of $2,679,000 in 1998. This is primarily attributable to the newer operations, which bear the costs of a fully operational diagnostic facility while building its patient and referring physician base from day one. Orange Park completed its third full year of operation in 1998 and was closed in March of 1999 after a first quarter loss of $ 669,000. Riverside in its third full year of operation has a loss of $1,105,000. The ramp up of revenues for the new starts did not meet the Company's expectations. The Company has responded to the continued Riverside losses by closing the operation in April 2000. The Company is continuing in its efforts to attain profitability through personnel re-alignment, cost reductions and operational efficiencies.


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

         Net revenues for fiscal 1998 were $8,774,000 as compared to $9,942,000 for fiscal 1997, representing an approximately 12% decrease. This decrease was primarily attributable to the Orange Park and Riverside facilities; although a modest decline of less than 2% was experienced in Brandon and SunPoint facilities. Orange Park mobile operations started up in February 1995, opening a fixed site facility in August; and in September a mobile MRI facility and a mobile cardiology unit were placed in service. Riverside operations started up in July 1996. The newer facilities accounted for approximately $1,062,000 of the decrease in revenues. The Brandon facility's net revenues decreased $62,000 or approximately 1% to $4,531,000 in 1998. SunPoint's revenues decreased $43,000 or approximately 3% to $1,462,000 in 1998.

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

         The decrease in net revenues was only slightly offset by a decrease in expenses resulting in a net loss of $2,679,000 for 1998 compared to a net loss of $1,910,000 in 1997. This is primarily attributable to the newer operations, which bear the costs of a fully operational diagnostic facility while building its patient and referring physician base from day one. Orange Park in its third full year of operation has a loss of $ 843,000. Riverside in its second full year of operation has a loss of $904,000. The ramp up of revenues for the new starts did not meet the Company's expectations. The Company has responded in the last quarter of 1998 and first quarter of 1999 by realigning and terminating personnel and consolidating its operations. In early 1999, the Company entered into an agreement to sell its Orange Park facility, but will continue to maintain a presence at the site with its mobile facilities.


LIQUIDITY AND CAPITAL RESOURCES

         Medical equipment, capital improvements, acquisitions and new center development historically have been funded through third-party capital lease and debt obligations and internally generated cash flow. The leases are generally secured by the equipment, and sometimes other assets, of particular facilities. Interest rates in connection with the leases and borrowing range from fixed rates of up to 15% to a variable rate equal to the bank prime rate, plus 1 to 2%. The Company at December 31, 1999 was in default of its capital lease obligations due to late payments of approximately $389,000 and has not paid a term loan of $1.6 million owed to the Company's major lessor as a result of its liquidity problems discussed more fully below. Generally, while in default the lessor may accelerate the lease obligation (at December 31, 1999 total long-term portion of all leases approximated $1,662,000). The major lessor filed suit in February 2000 to accelerate the lease obligations (see Item 3, Legal Proceedings). Generally, the other remaining lessors (approximately 17% of the total lease obligations outstanding at December 31, 1999) have been cooperating with the Company, generally allowing not more than 60 days past due on lease payments. A financial institution also filed suit in February 2000 to accelerate the Company's indebtedness of approximately $193,000, due to late payments of approximately $77,000. The Company is currently reviewing its alternatives to cure its defaulted indebtedness. Debt conversion to capital and refinancing upon the successful completion of capital raising efforts by AESI are also being considered. There is no assurance the Company will be successful in achieving these goals.

         Capital expenditures, including capital lease obligations, for the years ended December 31, 1999 and 1998 totaled approximately $141,000 and $48,000, respectively.

         In October 1997, the Company refinanced with HealthCare Financial Partners, Inc. ("HCFP", a lender specializing in medical receivables), its existing $2,000,000 line of credit. An additional term loan for $235,000 ($220,000 at January 1, 1998) calling for 24 monthly installments of $9,792 with interest were also financed by HCFP. The lender had a first security interest on all accounts receivable and the term loan was personally guaranteed by certain principals. Interest was at prime plus 2.0%. During the year 1998, the Company completed paying off $136,000 representing an amount the Company had drawn in excess of its borrowing base. Commensurate with the Company converting the Company's Convertible Preferred Stock (issued in a private placement to AESI) to Common, which gave AESI 65% controlling interest, HCFP considered the Company to be in technical default of its loan covenants, since HCFP did not approve of the change of control. Thereupon, HCFP accelerated payment of term loan and charged default interest rates of approximately 15% on the loans. The company successfully paid off the term loan by September 1998. In November of 1998 HCFP waived the default arising from the change in control; reestablished the interest rate at prime plus 5%, and loaned the Company an additional $80,000 to be used in operation, with a payback of $5,000 per day. The Company paid off the loan by January 31, 1999 and refinanced its line of credit with a new lender in February, terminating its relationship with HCFP. The refinancing of the receivables was made through AES Funding Corp. ("AESFC") a subsidiary of AESI (see Note 4 to the financial statements.) The obligation bears interest at 1.5% over prime and allowed the Company to better leverage its receivables. Proceeds of the refinancing were applied to paying off HCFP (approximately $1,188,000), with the balance (approximately $33,000) utilized in current operations.

         In March 1998, the Company entered into a private placement Stock Purchase Agreement with AESI. The preferred stock issue was in exchange for "cash, assets, and credit underwriting" valued at $2,000,000. The assets were inclusive of 8,000,000 common shares of Halis, Inc. (HLIS:OTCBB).

          Five hundred thousand shares of Series A Preferred Stock of the Company were issued with voting rights of eight votes per preferred share and conversion rights at the rate of
11.03 shares of the Company's common stock per preferred share. In March of 1998, AESI exercised its right to convert 131,185 shares of the Company's Preferred Stock into 1,446,643 shares of Common Stock. This effectively gave AESI 65% of the voting rights for the Company's Common Stock. Concurrent with the consummation of the merger with AESI, the Board of Directors will call for all the preferred shares issued to be converted into common stock. Upon completion of the merger the company's "old" shareholders (those of record before the Preferred Stock Issue and merger) effectively will hold approximately 12% interest in ("new") AECC common stock. AESI shareholders will effectively hold approximately a 90% interest in the Company's new common stock.

         In July 1998, the company exchanged its Halis, Inc. common shares for a note from AESI ($2,000,000 less current advances and indebtedness through December 31, 1999 of $1,089,000) collateralized by the shares of an AESI acquired operating subsidiary that offers medical management, billing and collection services.

         Due to the unsatisfactory performance and continued losses from the Company's newest centers, the Company has continued to experience difficulty in meeting timely its current obligations to its lessors (discussed above) and trade creditors. At year end, the Company has past due payables in the amount of approximately $1,809,000. Most of the vendors have accepted late payments. However, certain vendors will ship only on a cash on delivery basis. The Company has been able to operate to date with no lost revenues. In the fourth quarter of 1999 through December 31, 1999, the Company successfully converted approximately $ 200,000 of indebtedness to common stock with the issuance of 25,000 common shares of the Company.

         In 1999 the Company's cash position remained unchanged with all available cash utilized in its operations and debt retirement. Operations utilized approximately $73,000; investing activities utilized approximately $24,000, while net financing activities provided approximately $97,000.

         Subsequent to the Private Placement, AESI has advanced net cash of approximately $812,000 to the Company and assumed Company indebtedness for management, accounting, billing and collections services rendered by a subsidiary of AESI (more fully discussed below) to help the Company meet its operating needs. The advance is inclusive of $475,000 paid to the Company's major lessor to bring the Company current on its lease obligations in October of 1998.

         In early 1999 the Company entered into a sale agreement for its Orange Park fixed site facility. The relatively new operation continued with a disappointing ramp up of revenues. Due to a technical flaw in the title (subsequently cured) the sale did not take place and the fixed site facility was foreclosed in July 1999, with a sustained loss approximating $34,000 due to the foreclosure. The operations were consolidated with its Riverside facility. Senior management was reduced and replaced. However, due to Riverside's continued losses, in April 2000, it also was closed. The equipment will be utilized in the remaining facilities. In July of 1999, a division of the Brandon Center was opened in Tampa. Due to a disappointing ramp up of revenues, it was closed in February 2000. In response to the decline in revenues that the Brandon facility has experienced, the Company has made operational improvements in the first quarter 2000 which the Company expects will reverse the decline. For example, the Company hired its own radiologists with fixed salary and discretionary bonus arrangements. The prior fee arrangement with outside radiologists was based on a percent of collections for services rendered. Additionally, it is expected that the radiologist/physician relationships will improve.

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


         The Company has over the last few years experienced increased pressures on reimbursement from third parties. The Company expects such pressures to cause reduced pricing in the aggregate for diagnostic procedures in the future. Due primarily from the Company's revenue mix the effects of reduced pricing have been minimized. Approximately 52% of the company's revenue has been derived from private insurance carriers, individuals, worker's compensation and other sources that have not experienced reimbursement pressures characteristic of managed care providers, Medicare and Medicaid.


YEAR 2000 ISSUES

         The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The Year 2000 modifications were properly completed by the Company and the Company did not experience any significant Year 2000 problems.


SEASONALITY

         The Company, in 1999 and 1998, has experienced a 10% increase in revenues during the first quarter of the fiscal year due to increased activity during the winter months because Florida experienced an influx of tourists and temporary residents from the Northeast.


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


NEW ACCOUNTING PRONOUNCEMENTS

         The AICPA's Accounting Standards Executive Committee has issued SOP 98-5, reporting on the Costs of Start-Up Activities. The SOP requires that costs of start-up activities, including organization costs, be expensed as incurred. It applies to all nongovernmental entities. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. The Company has had the policy of capitalizing pre-opening costs. At December 31, 1998 and 1999, there exist $0 unamortized cost. Therefore, the adoption of SOP 98-5 did not have an effect on the Company's financial statements.

         In June 1998, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133) was issued and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This statement requires all derivatives to be recorded on the balance sheet at fair market value. This results in the offsetting changes in fair value or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company currently does not have any derivative instruments and is not involved in hedging activities and therefore does not expect the Statement to have an impact on its results of operations or financial position.

ITEM 7 -- FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................29

CONSOLIDATED BALANCE SHEETS
         As of December 31, 1999 and 1998.....................................30

CONSOLIDATED STATEMENTS OF OPERATIONS
         Years ended December 31, 1999 and 1998...............................32

CONSOLIDATED STATEMENTS OF CASH FLOWS
         Years ended December 31, 1999 and 1998...............................33

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Years ended December 31, 1999 and 1998...............................36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
AMERICAN ENTERPRISE.COM, CORP.



We have audited the accompanying consolidated balance sheets of American Enterprise.com, Corp. (formerly known as National Diagnostics, Inc.) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Enterprise.com, Corp. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared, assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,739,072 during the year ended December 31, 1999, and as of that date, the Company has a retained earnings (accumulated deficit) of $(9,376,761) and current liabilities exceed current assets by $8,610,043. The Company's present financial condition has resulted in the Company being in default of its major lease and loan agreements. The Company's ability to fund its operations and meet its obligations in 2000 will be dependent upon the Company improving its overall level of profitability. In addition, the success of the Company could, among other things, require obtaining additional financing or an infusion of capital. These factors, among other, addressed in Note 2(l) The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              GRANT THORNTON LLP

Tampa, Florida
April 11, 2000

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           DECEMBER 31
                                                                      1999            1998
                                                                  ------------    ------------
Current assets:
Related party receivable from accounts receivable financing       $  1,880,745    $        -
Accounts receivable, net of allowances of
    $887,300 in 1998                                                       -         1,958,813
Due from related party                                                 185,636             -
Prepaid expenses and other current assets                               19,350          63,033
                                                                  ------------    ------------

             Total current assets                                    2,085,731       2,021,846
                                                                  ------------    ------------

Property and equipment                                               9,457,187      10,023,116
  Less:  accumulated depreciation and
     amortization                                                   (6,386,445)     (5,800,043)
                                                                  ------------    ------------

              Net property and equipment                             3,070,742       4,223,073
                                                                  ------------    ------------

Other assets:
Excess of purchase price over net assets acquired,
    net of accumulated amortization of $117,360 and
    $96,360 in 1999 and 1998, respectively                             302,567         323,567
Other                                                                   50,622          85,507
                                                                  ------------    ------------

              Total other assets                                       353,189         409,074
                                                                  ------------    ------------


                                                                  $  5,509,662    $  6,653,993
                                                                  ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                           DECEMBER 31
                                                      1999            1998
                                                  ------------    ------------


Current liabilities:
Line of credit, related party                     $  1,493,389    $        -
 Line of credit, third party                               -         1,130,863
  Note payable                                       1,633,511       1,633,511
  Notes due to related party                           128,450          87,500
  Current installments of long-term debt               192,512         686,085
  Current installments of obligations under
     capital leases                                  2,873,535         799,319
  Accounts payable                                   2,179,713       1,863,185
  Accrued radiologist fees                             304,574         360,501
  Accrued expenses, other                            1,890,090         905,955
                                                  ------------    ------------

             Total current liabilities              10,695,774       7,466,919


Long-term liabilities:
    Obligations under capital leases,
     excluding current installments                        -         2,137,486
  Deferred lease payments                                  -           113,360
                                                  ------------    ------------
             Total liabilities                      10,695,774       9,717,765
                                                  ------------    ------------

Commitments and contingencies                              -               -

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
     shares authorized, 500,000 shares issued
     and 368,815 outstanding                         1,475,260       1,475,260
  Common stock, no par value, 2,250,000
     shares authorized, 2,245,000 and 2,220,000
     issued and outstanding in 1999 and 1998               449             444
  Additional paid-in capital                         3,625,775       3,424,213
Note receivable from stockholder                      (910,835)     (1,326,000)
Retained earnings (accumulated deficit)             (9,376,761)     (6,637,689)
                                                  ------------    ------------

             Net stockholders' equity (deficit)     (5,186,112)     (3,063,772)
                                                  ------------    ------------

                                                  $  5,509,662    $  6,653,993
                                                  ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED
                                                           DECEMBER 31
                                                               1999            1998
                                                          ------------    ------------

Net revenue                                               $  6,844,361    $  8,774,419
                                                          ------------    ------------
Operating expenses:
  Direct operating expenses                                  4,412,681       5,385,967
  General and administrative                                 3,764,298       4,108,572
  Depreciation and amortization                              1,035,462       1,329,988
                                                          ------------    ------------

             Total operating expenses                        9,212,441      10,824,527
                                                          ------------    ------------

             Operating loss                                 (2,368,080)     (2,050,108)

Interest expense                                               713,081         752,530
Interest income                                                149,098             -
Other income                                                   192,991         123,245
                                                          ------------    ------------

Loss before income taxes                                    (2,739,072)     (2,679,393)

Income taxes                                                       -               -
                                                          ------------    ------------

Net loss                                                    (2,739,072)     (2,679,393)
                                                          ------------    ------------

Dividends to preferred shareholders (intrinsic value of
        beneficial conversion to common shareholders               -       (25,568,750)
                                                          ------------    ------------


Net loss available to common shareholders                 $ (2,739,072)   $(28,248,143)
                                                          ============    ============



Net loss per common share  - basic and dilutive           $      (1.23)   $     (15.06)
                                                          ============    ============


Weighted average number of common
  shares outstanding - basic and dilutive                    2,220,822       1,875,165
                                                          ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                          MERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED
                                                                                DECEMBER 31
                                                                                    1999           1998
                                                                                -----------    -----------
Cash flows provided by operating activities:
  Net loss                                                                      $(2,739,072)   $(2,679,393)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation and amortization                                             1,035,462      1,329,988
        Loss on foreclosure                                                          34,952            -
        Increase (decrease) in accounts receivable allowances                       120,700       (124,642)
        (Increase) decrease in accounts receivable                                 (405,356)       224,476
        Decrease in related party receivable from accounts
          receivable financing                                                      362,724            -
        Decrease in prepaid expenses and
          other assets                                                               63,493         85,872
        Increase  in accounts payable and
          accrued expenses                                                        1,686,857      1,753,479
        Decrease due to related party                                              (174,458)           -
        (Decrease) in deferred lease payments                                       (57,990)       (61,776)
                                                                                -----------    -----------

        Net cash provided by (used) operating activities                            (72,688)       528,004
                                                                                -----------    -----------

Cash flows provided by in investing activities:
        Purchases of property and equipment                                        (141,083)       (48,192)
        Disposal of property and equipment                                          116,610            -
        Proceeds from note due related party                                            -          199,000
        Deposits
                                                                                        -          (12,648)
                                                                                -----------    -----------

        Net cash provided by (used in) investing activities                         (24,473)       138,160
                                                                                -----------    -----------

Cash flows provided by financing activities:
        Proceeds from borrowings (repayment) on line of credit, third party          90,137       (178,749)
        Proceeds from borrowings (repayment) on line of credit, related party       272,389            -
        Proceeds from note receivable from stockholder                              137,611            -
        Repayment of long-term borrowings                                           (85,223)      (321,225)
        Proceeds of borrowing from related parties                                   50,250        224,000
        Repayment of borrowings from related parties                                 (9,300)      (199,000)
        Principal payments under capital lease obligations                         (358,703)      (191,190)
                                                                                -----------    -----------

        Net cash provided by (used in) financing activities                          97,161       (666,164)
                                                                                -----------    -----------

The accompanying notes are an integral part of the consolidated financial statements.

                                                                     (continued)

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED
                                                                     DECEMBER 31
                                                                         1999           1998
                                                                   ---------------   ----------

Net increase (decrease) in cash                                                -            -
Cash at beginning of period                                                    -            -
                                                                   ---------------   ----------

Cash at end of period                                              $           -     $      -
                                                                   ===============   ==========

Supplemental disclosure of cash flow information:

     Interest paid                                                 $       385,738   $  657,314
                                                                   ===============   ==========

     Income tax paid                                                 $         -     $      -
                                                                   ===============   ==========

     Non-cash investing financing activities:

          Capital lease obligations assumed inclusive of $25,822
           due to a related party                                  $       265,8$           -
                                                                   ===============   ==========


          Preferred stock issued for non-cash item (See Note 12)               -     $2,000,000
                                                                   ===============   ==========

         In 1998 the note receivable from stockholder of $2,000,000 (see Note
         12) was reduced by offsetting the $674,000 inter-company payable to the stockholder. The inter-company payable was created by a $199,000 cash advance from the stockholder and the stockholders direct payment of $475,000, made on behalf of the Company, to reduce certain debt.
         In 1999, the note receivable was further reduced by offsetting $415,165 inter-company payable to the stockholder.

         In 1998, 131,185 of the 500,000 shares of preferred stock issued in March of 1998 for $2,000,000 in consideration were converted into 1,446,643 shares of the Company's Common Stock.

         In November of 1998, the Company refinanced its major lease obligations with its lessor. The lessor accepted a note for past arrearages through June, 1998 on certain of its capital lease and maintenance obligations. The $1,633,511 note matured June 1, 1999 with interest at 10% annum due at maturity. AESI (having a 65% common stock interest in the Company) has guaranteed the lease obligations and in October 1998 contributed $475,000 toward satisfying the Company's arrearages from June through October 1998. The Company is currently in default of the agreements and has not paid the term loan (see Notes 7 Leases and Note 11 Legal Issues).

The accompanying notes are an integral part of the consolidated financial statements.


(continued)

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



         In February of 1999 the Company refinanced its line of credit approximating $1,210,000 with a new line from AES Funding, Inc. (a company wholly owned by American Enterprise Solutions, Inc.) collateralized by accounts receivable (see Note 4).

         In July 1999 the real estate for the previously closed Orange Park facility was foreclosed in satisfaction of two mortgage notes approximating $408,000.

         In December of 1999, the Company issued 25,000 shares of common stock valued at its approximate market value of $202,000 (also approximates value of services provided). The stock was issued as payment for services rendered by the Company's legal counsel.



The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                       RETAINED
                                                                      ADDITIONAL       EARNINGS          NOTE
                                         PREFERRED       COMMON        PAID-IN       (ACCUMULATED     RECEIVABLE
                                           STOCK         STOCK         CAPITAL         DEFICIT)       STOCKHOLDER
                                           -----         -----         -------         --------       -----------
Balances at December 31, 1997         $        -      $        155   $  2,899,762    $ (3,958,296)   $        -

Issuance of preferred stock
  (500,000 shares)                       2,000,000             -       25,568,750             -               -

Preferred stock dividend (intrinsic
value of beneficial
 conversion features)                          -               -      (25,568,750)            -               -

Note receivable - stockholder
(related to preferred stock)                   -               -              -               -        (2,000,000)
Conversion of preferred stock to
common stock  (131,185 preferred
shares for
1,446,643 common shares)                  (524,740)            289        524,451             -               -

Reduction of note receivable -
stockholder                                    -               -              -               -           674,000

Net Loss                                       -               -              -        (2,679,393)            -
                                      ------------    ------------   ------------    ------------    ------------

Balance at December 31, 1998             1,475,260             444      3,424,213      (6,637,689)     (1,326,000)

Debt conversion to common stock
(25,000 common shares)                         -                 5        201,562             -               -
Reduction of note
receivable-stockholder                         -               -              -               -           415,165
Net Loss                                       -               -              -        (2,739,072)            -
                                      ------------    ------------   ------------    ------------    ------------

Balance at December 31, 1999          $  1,475,260    $        449   $  3,625,775    $ (9,376,761)   $   (910,835)
                                      ============    ============   ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


(1)      ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of AMERICAN ENTERPRISE.COM, CORP. (f/k/a National Diagnostics, Inc. See Note 15) and its subsidiaries (Company): Alpha Associates, Inc. (Associates); Alpha Acquisitions Corp. (Acquisitions); SunPoint Diagnostic Center, Inc. (SunPoint); National Diagnostics/Orange Park, Inc. (Orange Park); and National Diagnostics/Riverside, Inc. (Riverside). Associates and Acquisitions hold 100% of the partnership interests in Brandon Diagnostic Center, Ltd. (Brandon). The Company and Orange Park hold 100% of the partnership interests in Sundance Partners (a real estate holding partnership.) The Company provides medical imaging services to patients at its centers or mobile facilities in Brandon (Brandon), Ruskin (SunPoint), and greater Jacksonville area (Orange Park and Riverside), Florida.

         In February 1998, the Company signed a definitive merger agreement with American Enterprise.com (AESI), (formerly American Enterprise Solutions, Inc.), a private company recently formed in August 1997 to acquire and develop community health care enterprises. In conjunction with the merger agreement, the parties in March 1998 executed a stock purchase agreement whereby AESI acquired 500,000 shares of the Company's preferred stock for consideration valued at $2,000,000. Holders of the preferred stock voting as a separate class have a right to 8 votes per share. In March 1998, AESI converted 131,185 shares of the preferred stock into approximately 65% of the company's outstanding shares of common stock. As part of the merger, the remaining 368,815 shares of preferred stock, representing 100% of the outstanding preferred stock will be converted so that 5,514,352 in total common stock would be issued. AESI will then own approximately 85% of the Company. In March 1998 AESI's current C.E.O. and board member and another AESI approved board members were appointed to the Company's Board of Directors filling two of the three positions of the Board. In April 1998, the Board of Directors of the Company approved the merger with AESI whereby AESI is the acquiror for accounting purposes. In order to affect the merger, the Company's authorized shares of common stock will be increased. AESI, owning approximately 65% of the outstanding shares of the Company's common stock and 100% of the outstanding preferred stock has provided written consent and approval of the merger which under Florida Business Corporation Act precludes the need for further stock holder approval. The closing date of the merger was extended in December 1999 to occur no later than December 2000 upon the satisfaction of the closing conditions. The Company in February 2000 completed a 4 to 1 stock split in contemplation of completing its merger with AESI (see Notes 1c and 15).

         In preparing financial statements in conformity with generally accepted accounting principles in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. An example of such an estimate is the Company's determination of its contractual adjustments and doubtful accounts provision. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and their affiliates. All significant inter-company balances and transactions have been eliminated.



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         c)       REVERSE STOCK SPLIT

                  On February 20, 2000, the Company combined on the basis of four (4) shares of common stock in exchange for one (1) share of common stock thereby resulting in 2,250,000 shares of authorized common stock, no par value and 2,250,000 shares issued and outstanding as of February 20, 2000, the record date for such action. This recapitalization has been retroactively effected as a 1 for 4 reverse stock split in these financial statements; accordingly, all share and per share information has been restated, herein.

         d)       EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

                  Excess of purchase price over net assets acquired is amortized using the straight-line method over 20 years. Management reviews the performance of the related assets on a quarterly basis to determine if impairment has taken place. Impairment of goodwill was realized in the Orange Park facility in 1998 due to loss of revenues and unsatisfactory results of operations. Approximately $55,000 un-amortized goodwill was written off in 1998. Amortization expense for the excess of purchase price over net assets acquired for 1999 and 1998 was $21,000 and $80,144 (including $55,000 write-off), respectively.

         e)       CASH AND CASH EQUIVALENTS

                  For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. At December 31, 1999 and 1998, respectively, the Company had no cash equivalents.

         f) ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

                  On a quarterly basis, the Company evaluates the projected undiscounted cash flows of each business unit to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets, and accrues expenses for the amount, if any, determined to be permanently impaired. Except for the write off of goodwill (see note 2d), no other impairment losses were incurred during 1999 and 1998.

         g)       REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

                  Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third party payors, including private insurers, prepaid health plans, Medicare and Medicaid. Net revenue represents gross revenue less contractual adjustments. The Company's management at least quarterly determines the adequacy of the accounts receivable valuation allowances by, among other procedures, reviewing historical experience for changes in factors affecting billing and collections (e.g. third party reimbursement arrangements). For all years presented, approximately 15% to 18% of the Company's revenues are reimbursed under arrangements with Medicare/Medicaid. No other third party payor group represents 10% or more of the Company's revenues. Therefore, concentration of credit risk with respect to the remaining accounts receivable is limited due to the large number of payors representing the patient base.

                  The Brandon facility contributed approximately 46% and 58% of total revenues for 1999 and 1998, respectively.

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

         i)       LOSS PER COMMON SHARE

                  The Company reports its earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is the same as the diluted loss per share since the Company had a net loss for the year ended December 31, 1999 and 1998. Outstanding stock options and warrants have not been considered in these computations since the effect of their inclusion would be antidilutive.

                  The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                  Numerator:                                                          1999            1998
                                                                                 ------------    ------------
                     Net loss                                                    $ (2,739,072)   $ (2,679,393)

                     Dividends to preferred shareholders (intrinsic value
                       of beneficial conversion features)                                 -       (25,568,750)
                                                                                 ------------    ------------

                      Net loss available to common shareholders                  $ (2,739,072)   $(28,248,143)
                                                                                 ============    ============

                  Denominator:
                    Weighted average number of common shares used in basic EPS      2,220,822       1,875,165
                  Effect of dilutive stock options and warrants                           -               -
                                                                                 ------------    ------------
                    Weighted number of common shares and dilutive potential
                       common stock used in diluted EPS                             2,220,822       1,875,165
                                                                                 ============    ============

                  In both 1998 and 1999, the options and warrants would have had an anti-dilutive effect on EPS and are, therefore, not included in the denominator (see Note 12).

         j)       FAIR VALUE OF FINANCIAL INSTRUMENTS

                  At December 31, 1999 and 1998, the carrying amount of cash, accounts receivable, accounts payable and

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  accrued expenses approximate fair value because of the short-term maturities of these assets.

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

         k)       NEW ACCOUNTING PRONOUNCEMENTS

                  The AICPA's Accounting Standards Executive Committee has issued SOP 98-5, Reporting on the Costs of Start-Up Activities. The SOP requires that costs of start-up activities, including organization costs, be expensed as incurred. It applies to all non-governmental entities. Start-up activities are broadly defined and include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation, and organizing a new entity. SOP 98-5 is generally effective for financial statements for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principles. At December 31, 1998 and 1999 there exists no un-amortized cost. Therefore, the adoption of SOP 98-5 has no significant effect on the Company's financial statements.

                  In June 1998, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133) was issued and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This statement requires all derivatives to be recorded on the balance sheet at fair market value. This results in the offsetting changes in fair value or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company currently does not have any derivative instruments and is not involved in hedging activities and therefore does not expect the Statement to have an impact on its results of operations or financial position.

         l)       OPERATIONAL MATTERS AND LIQUIDITY

                  The Company has a net loss for 1999 of $2,739,072 and at December 31,1999 has a retained earnings accumulated deficit of $9,376,761, a working capital deficit of $8,610,043 and is involved in litigation with its major medical equipment lessor due to late payments. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. In addition, the success of the Company could also, among other things, require obtaining additional financing or capital infusions and obtaining a satisfactory solution to its litigation with its major medical lessor. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


                  In response to the Company's continued losses from its Orange Park and Riverside facilities, the Company began to consolidate its Jacksonville operations in the first quarter of 1999 to more efficiently utilize its fixed assets and human resources. In March of 1999 the Company closed its Orange Park facility and entered into

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  a sales agreement. Ultimately, the sale did not close due to a technical fault in the title (subsequently cured) and the property was foreclosed. The Company sustained a loss of $34,000 due to the foreclosure. The Company continued to downsize its staffing in Jacksonville in response to closing the facility and decreased revenues. Pieces of equipment from the site were utilized elsewhere in the Company where the demand for services warranted. The Company, with the underwriting of AESI, entered into an agreement in April of 1999, allowing the Company to cure its arrearages with its major lessor. However, as noted above, the Company fell behind in its new agreements and the lessor has initiated suit in February 2000. Additionally, in February of 1999, the Company refinanced its account receivables, allowing the Company to better leverage its trade receivables. The Company also closed its Riverside facility in April 2000 in response to its continued losses and a branch site of its Brandon location which performed unsatisfactorily. The Company expects operationally to improve in the 2nd and 3rd quarter of 2000 as a result of closing certain loss facilities. The Company expects to resolve its differences with its major lessor either upon refinancing or upon other alternatives contingent upon the successful completion by AESI of its capital raising efforts.

         m)       DIRECT OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

                  For Financial statement purposes, the Company classifies certain costs and expenses as either direct operating expenses or as general and administrative expenses. Direct operating expenses include costs directly incurred in producing revenues, such as physician and technician compensation, medically related expenses, medical equipment rentals, and medical supplies. General and administrative expenses include all other costs (excluding depreciation, interest and taxes) not considered direct costs.

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

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  Under the financing program, Funding's outstanding debt is allocated to AESI's participating subsidiaries, such as the Company, based on their relative borrowing base. At December 31, 1999, the Company's balance sheet reflects a related party financing obligation of $1,493,387.

                  The initial term of Funding's and AESI's agreement with its lender is through January 2002, with automatic annual extensions unless terminated by either party. The interest rate is prime (Citibank N.A.'s prime rate) plus 1.5%. At December 31, 1999, Funding and AESI are not in compliance with certain loan covenants of the financial agreement. In this event, the lender has the right to call the loan. AESI is not aware of the intent of the lender to exercise the right and is currently striving to achieve compliance. The Company's allocation of the debt of $1,493,387 is classified on the balance sheet as a current liability due to the non-compliance issue.

                  At December 31, 1999, approximately $150,000 of net ineligible accounts receivables, were contributed to Funding and have not yet been collected. The Company and Funding fully expect that these accounts will be substantially collected and such collections will be applied to the due from related party account.


(5)              PROPERTY AND EQUIPMENT

                 Property and equipment consists of the following:


                                 December 31                   Estimated
                                 -----------                     service
                                     1999          1998      life (years)
                                 -----------   -----------   -----------
Land                            $        -     $    85,000           -
Buildings                                -         253,041            39
Medical Equipment                  7,896,822     7,889,923             7
Office furniture and equipment       697,064       733,203             7
Leasehold improvements               667,675       836,732           3-5
Vehicles                             195,626       225,217           5-7
                                 -----------   -----------

                                 $ 9,457,187   $10,023,116
                                 ===========   ===========

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Depreciation and amortization expense totaled $999,387 and $1,329,988 for the year ended December 31, 1999 and 1998, respectively.

(6)         LONG-TERM DEBT

           Long-term debt is summarized as follows:                                  December 31
                                                                                     -----------
                                                                                         1999                1998
                                                                                      ---------           ---------

           Installment loans payable which consist of a number of separate installment loan contracts collateralized by equipment and vehicles.
           The loans require monthly installments of principal and interest over terms that vary from two to five years. At December 31, 1999, the
           loans bear interest at rates ranging from 9.0% to 12.25%.                 $  192,512          $  275,069

           Mortgage notes payable in monthly installments of $3,821 including interest at 8.75% and 11%; maturing through April, 2020;
           collateralized by mortgaged real estate property. The loans were satisfied through foreclosure (see Note 11e,
           Legal Actions)                                                                     -             411,016


           Total long-term debt                                                         192,512             686,085

           Less current installments of long-term debt                                  192,512             686,085
                                                                                      ---------           ---------

           Long-term debt, excluding current installments                            $        -           $       -
                                                                                     ==========           =========

         At December 31, 1999 the Company was in default of certain loan covenants due to late payments of approximately $43,000. Generally, when in default the lender may accelerate the loan. The Company has not received a waiver of default from its lenders and has therefore reclassified the long-term portion of debt approximating $61,000 to short-term (see Note 10e Legal Actions).

(7)      LEASES

                  The Company has entered into capital leases for medical equipment, which expire in 2003. The gross amount of equipment and related accumulated depreciation recorded under capital leases are as follows:

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        1999             1998
                                                    ------------    ------------
              Medical equipment                     $  6,562,835    $  6,574,000

              Less accumulated depreciation            4,541,162       4,085,000
                                                    ------------    ------------

                                                    $  2,021,673    $  2,489,000
                                                    ============    ============


         The present value of future minimum capital lease payments based on interest rates ranging from 9% to 14.5% is as follows:

           Year ending December 31:                     2000                       $  1,211,535
                                                        2001                            736,000
                                                        2002                            650,000
                                                        2003                            276,000
                                                                                   ------------

                Present value of minimum capital lease payments                       2,873,535

                Less current installments of obligations under capital leases         2,873,535
                                                                                   ------------

                Obligations under capital leases, excluding
                   current installments                                            $          -
                                                                                   ============

         In November 1998, the Company refinanced with its major lessor (Siemens Credit Corporation) its major medical lease obligations. The Company converted a portion of their lease obligations in 1998 to a term loan with a maturity date of June 1999. The Company fell behind in its lease obligations and in March 1999, the Company entered into another agreement with its major lessor, which would allow the Company to make installments through September 1999, for its arrearages. The Company has fallen behind in its payments in accordance with the latest agreement. At December 31, 1999, the Company is in arrears approximately $389,000 on its lease obligations and has not paid the term loan of $1.6 million. Generally, while in default, the lessor may accelerate the lease obligation. The major lessor filed suit to accelerate the lease obligations (see Note 11 Legal Actions). The other lessors have been cooperating with the Company; generally not allowing not more than 60 days past due on lease payments. Since the Company has not obtained waivers of default, the Company has reclassified its long-term lease obligations, approximating $1,662,000, to current. On behalf of the Company, AESI had earmarked funds for the satisfaction of the arrearages; however, the expected funds have been delayed. The Company expects to negotiate additional refinancing of its major lease obligations pending the successful completion of AESI's private placements of $35 million in the second quarter of year 2000.

         The Company is obligated under non-cancelable operating leases (including one equipment lease with Siemens Credit Corporation) that expire through 2006.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Future minimum lease payments under these leases are as follows:

           Year ending December 31:                    2000           1,270,000
                                                       2001           1,132,700
                                                       2002             872,000
                                                       2003             521,000
                                                       2004             287,800
                                             Thereafter                 503,600
                                                                  -------------

                                                                  $   4,587,100
                                                                  =============

           Rental expense related to these non-cancelable leases was approximately $1,349,000 and $1,183,000 for the years ended December 31, 1999 and 1998, respectively. During fourth quarter of 1999, the Company increased rent expense approximately $125,000 related to previous quarters. The Company is in default of many of the above leases due to late payment.


(8)        NOTES DUE TO RELATED PARTIES

           Note payable to related parties are as follows:

                                                                                    December 31
                                                                                        1999                1998
                                                                                    -----------         -----------
           Note payable with interest at 9%,
           payable on demand                                                   $        112,750     $        62,500

           Notes payable with interest at 7%
           payable on demand                                                             15,700              25,000
                                                                                    -----------         -----------

                                                                               $        128,450     $        87,500
                                                                                    ===========         ===========

           Interest expense to related parties approximated $9,400 and $5,800 for the years ended December 31, 1999 and 1998, respectively.


(9)        INCOME TAXES

           The provision for income tax expense (benefit) at December 31, consists of the following:

                                                                                        1999                1998
                                                                                    ------------        -----------
                 Current                                                       $         -            $         -
                                                                                                        -----------
                 Deferred                                                                                       -
                                                                                    ------------        -----------

                                                                               $         -            $         -
                                                                                    ============        -----------

           The income tax provision for 1999 and 1998 reconciled to the tax computed at the statutory rate of 34% is as follows:

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               1999           1998
                                                                           -----------    -----------

           Income taxes at statutory rate                                  $  (931,300)   $  (911,000)
           State income taxes                                                 (137,200)      (134,200)
           Current year net operating loss not utilized                      1,059,232      1,033,354
           Non deductible expenses                                               9,268         11,846
                                                                           -----------    -----------

                                                                           $       -      $       -
                                                                           ===========    ===========

           The deferred tax asset and liability consist of the following





                                                                           December 31
                                                                           -----------
                                                                                  1999           1998
                                                                           -----------    -----------
           Assets
              Net operating loss carry forward                             $ 3,340,300    $ 2,277,200
              Allowance for doubtful accounts                                  453,100        346,000
              Deferred rents                                                    21,600         42,800
              Other                                                              1,000          1,000
              Pre-opening costs                                                  9,600         35,900
                Acquisition basis difference                                       -          114,700
                                                                           -----------    -----------
                                                                             3,825,600      2,817,600
             Less:  valuation allowance                                     (3,585,700)    (2,526,800)
                                                                           -----------    -----------
                                                                               239,900        290,800
                                                                           -----------    -----------

             Liabilities
             Fixed assets                                                      239,900        288,400
             Goodwill                                                              -            2,400
                                                                           -----------    -----------
                                                                               239,900        290,800
                                                                           -----------    -----------
              Net deferred taxes                                           $       -      $       -
                                                                           ===========    ===========

           Management, using SFAS 109 criteria and placing greater weight on the 1998/1999 taxable losses along with expectations for 2000, concluded that the above valuation allowance at December 31, 1999, was reasonable. The net increase in the valuation allowance in 1999 approximated $1,059,000.

           At December 31, 1999 approximately $ 8,565,000 in net operating carry forwards remain which will expire if not utilized by 2013. The Company's preferred stock issuance in 1998 resulted in change of ownership pursuant to Internal Revenue Code Section 382, which places a yearly limitation on the utilization of the Company's net operating losses.


(10)       CONCENTRATION OF ACCOUNTS RECEIVABLE

           The Company's accounts receivable are due from the following:

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 December 31
                                                       1999*             1998
                                                  ----------          ----------

           Commercial insurance carriers        $  1,240,845      $    1,201,100
           Managed care providers                    648,100             937,800
           Private patients                          165,200             166,213
           Worker's compensation                      88,600              87,500
           Medicare/Medicaid                         899,900             453,500
                                                  ----------          ----------

                                                   3,042,645           2,846,113
                       Less allowances:
                 Contractual adjustments           1,085,900             676,100
                 Doubtful accounts                    76,000             211,200
                                                  ----------         -----------

                                               $   1,880,745       $   1,958,813
                                                 ===========         ===========

           *At December 31, 1999 the $1,880,745 accounts receivable balance is actually due from AES Funding (see Note 4, Accounts Receivable Financing).


(11)       COMMITMENTS AND CONTINGENCIES

           a)     GUARANTEES

           A term loan and certain equipment loans of the Company approximating $102,000 are fully guaranteed by an officer/stockholder.

           b)     EMPLOYMENT CONTRACTS

           The President and Chief Executive Officer operated under three year employment contracts that became effective July 1, 1995. The President and Chief Executive Officer received salaries of $150,000 and $75,000, respectively, plus certain benefits and bonus arrangement. No bonus was awarded in 1998 or 1999. The Chief Executive Officer resigned and the employment contract was terminated effective January 19, 1998. Total compensation earned by the Chief Executive Officer and President under the existing contracts for the year ended December 31, 1998 was approximately $169,000.

           Effective January 1, 1999 the Company contracted with AESI for all of its management, accounting, and billing and collection services. See professional services agreements.

           The Company entered into an employment agreement with the President of Orange Park for a three year period commencing February 1, 1995. The executive received as compensation an annual salary of $100,000 plus certain benefits and a bonus arrangement. No bonus was awarded in 1998 or 1999. The employment agreement was extended through June 1998. The employment of this executive ended the 1st quarter of 1999.


           c)      PROFESSIONAL SERVICES AGREEMENT

           The Company enters into agreements with independent physician groups to provide radiological services. The

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           physicians are paid with a percentage of the net receipts or fixed fee amount. The contracts are generally three years or less. The Company is not engaged in the practice of medicine.

           The Company entered into radiological service contracts that were effective for the period February 1 through June 30, 1997, for its Brandon, SunPoint and Orange Park facilities. The contracts were terminated by the Company effective June 30, 1997 due to non-performance of all representations made by the contracted radiologist group. A settlement of $238,000 was reached wherein the Company agreed to pay for services rendered. The agreement called for the assumption of a $48,000 liability due to tenant locums used by the Centers; a $50,000 payment due March 15, 1998, and the balance of $140,000 to be paid evenly in 12 monthly installments thereafter. The Company adequately reserved for these amounts in 1997 and assumed the liability. The indebtedness was paid in full by March 1999.

           In November of 1998, the Company entered into a five year professional services agreement for radiological services with a company that specializes in radiological services. The agreement may be terminated at any time without cause upon 180 day prior written notice. The fees for services are based on 14% of gross receipts for services rendered.

           Physician service expense under the current and previously existing contracts for the years ended December 31, 1999 and 1998 was approximately $1,014,000 and $1,293,000 respectively. In the fourth quarter, the Company recognized $85,000 of radiology costs related to the third quarter.

           The Company entered into a Service Agreement effective January 1, 1999 with AES Service Group, Inc., (the "Service Group", a wholly owned subsidiary of AESI) for all of its management, accounting, billing, and collection services. Appropriate company personnel were terminated with or without reassignment to affiliated AESI companies. The compensation for such services is 6% of gross collections and approximated $424,000 in 1999.

           (d)     YEAR 2000 ISSUE

           The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The Year 2000 modifications were properly completed by the Company and the Company did not experience any significant Year 2000 problems.

           (e)      LEGAL ACTIONS

           On March 14, 1999, Carnegie Capital, Ltd. ("Carnegie Capital") was awarded a final judgment of foreclosure on the Company's Orange Park facility due to arrearages. Carnegie Capital agreed to stay its foreclosure action until June 11, 1999, pending a sale of the property by the Company. Due to a technical defect in the title, the sale did not occur and in July the property was foreclosed. In December 1999, Carnegie Capital filed for a deficiency judgment. The amount of the deficiency was not specified. A trial is scheduled for August 21, 2000, and the Company believes it will prevail with a successful outcome.

           In November 1999, X-Ray Equipment Company, Inc. filed suit to take back certain medical equipment valued at approximately $1,125,000 allegedly sold to Trinity Diagnostic Imaging, Inc. (a wholly owned subsidiary of AESI) and to be used by the Company's subsidiaries. In January 2000, the Company entered into a stipulated agreement to pay X-Ray Equipment Company $250,000 toward the purchase of the equipment, the balance to be paid by March 14, 2000. The Company failed to make the payments and in March the Company returned the equipment under a writ of replevin to X-Ray Equipment Company, Inc. The Company has established at December 31, 1999, what it believes to be an adequate reserve in the event of an adverse outcome from the suit.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           In February 2000, Siemens Credit Corporation, filed suit for breach of certain Work Out agreements, and lease contracts. Principal parties to the suit include the Company and its parent AESI, and certain past officers of the Company. The suit alleges damages of approximately $4.5 million and replevin of certain leased medical equipment. A similar suit was filed in the Circuit Court of the Fourth Judicial Circuit of Duval County, Florida against the Company's subsidiary, National Diagnostics/Riverside, Inc. alleging damages of $1.3 million and replevin of certain leased medical equipment. In November 1998, the company refinanced with Siemens its major lease obligations. The Company fell behind in its lease obligations and in March 1999, the Company entered into another agreement (the "Work Out" agreement) with its major lessor, which would allow the Company to make installments through September 1999, for its arrearages. The Company had fallen behind in its payments in accordance with the latest agreements. The Company is currently in the process of obtaining a reconciliation of the alleged amounts due. In the event of an adverse outcome to the above litigation, the results could have a material impact of the Company's financial position, results of operations, or liquidity.

           In February 2000, Provident Bank of Florida, filed suit in the Circuit Court of the 13th Judicial Circuit of Hillsborough County, Florida, for monies due as a result of the failure to make payments under certain note and loan agreements. The suit alleges damages of approximately $193,000 and replevin of certain collateralized equipment. The principal parties to the suit are the Company, certain subsidiaries, and the Company's parent AESI. The Company is currently in the process of obtaining a reconciliation of the alleged amounts due.

           In February 2000, Copelco Capital, Inc. request a default judgment in Division C, Circuit Court of Hillsborough County, Florida against the Company for defaulting under a settlement agreement by which the Company agreed to cure its default of certain equipment lease agreement. The Company, upon the successful completion of AESI's efforts to raise capital and financing, expects to negotiate a final settlement before Copelco reclaims its leased equipment.

           Highland Properties of Gulfcoast, Ltd filed suit in the Circuit Court of Hillsborough County, Florida seeking damages approximating $75,000 and possession of certain leased spaces for unpaid rent. The Company negotiated a settlement where in the rent and costs will be paid by April 30, 2000, failing which Highland Properties of Gulfcoast, Ltd. will be entitled to a judgment for possession and damages. In the event the Company fails to satisfy the settlement, the results could have a material impact of the Company's financial position, results of operations, or liquidity.

           The Company is involved as plaintiff in various legal actions, including those specifically addressed herein, arising in the ordinary course of business. While management cannot predict the outcome of these matters, management believes, after consultation with legal counsel, that the ultimate resolution of these actions will not have an adverse effect on the Company's financial position, results of operation, or liquidity, unless otherwise indicated above.


(12)       SHAREHOLDERS' EQUITY

           COMMON STOCK

           On February 20, 2000, the Company combined on the basis of four (4) shares of common stock in exchange for one (1) share of common stock thereby resulting in 2,250,000 shares of authorized common stock, no par value and 2,250,000 shares issued and outstanding as of February 20, 2000, the record date for such action.

           On March 27, 1998 a portion of the Company's Preferred Shares were converted to 1,446,643 Common shares giving AESI 65% of the total 2,220,000 shares of Common Stock outstanding on March 27, 1998.

           In December 1999, the Company issued 25,000 shares of common stock valued at its approximate market value of $202,000 (also approximates value of services provided). The stock was issued as payment for services rendered by the Company's legal counsel. Approximately $71,000 relates to a previously contested balance, which the Company took as a one-time charge to operations in the fourth quarter. The remaining balance had been previously accrued for.


           PREFERRED STOCK

                  SERIES A PREFERRED STOCK

                  In March 1998, the Company's articles of incorporation were amended to provide the authorization of 1,000,000 shares Series A Preferred Stock at no par value. The shares are entitled to receive dividends on a non-cumulative basis to the extent declared on the common stock, and the dividends cannot be in excess of $.10 per share. The liquidation and redemption price on each share of preferred stock is $4.00 and $4.30, respectively. Holders of the preferred stock voting as a separate class have the right to 8 votes per share, and have the right to elect 50% of the authorized number of members of the Board of Directors. In addition, the preferred stock can be converted at any time into common stock at a ratio of 11.03 shares of common stock per share of preferred stock. In conjunction with the company's merger with AESI in March 1998, the company issued 500,000 shares of Series A Preferred Stock to AESI for consideration valued at $2,000,000. AESI converted 131,185 shares of preferred stock into 1,466,643 shares of the company's common stock.

                  BENEFICIAL CONVERSION FEATURE

                  In March, 1997, the Securities and Exchange Commission (SEC) announced its position on accounting for the issuance of convertible preferred stock with a non-detachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in capital. This initial value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the company's common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds in the beneficial convertible feature is treated as dividend and is recognized as a return to the preferred shareholder over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e., no valuation discounts allowed) as the full value used in order to determine the intrinsic value dividend. The intrinsic value of the dividends to the preferred shareholder is deducted from the net income before calculating the net loss per common share. The intrinsic value of beneficial conversion features to preferred shareholders in 1998 is $25,568,750 (based on 500,000 shares of preferred stock valued at $4.00 a share each immediately convertible into 11.03 shares of common stock, which in March of 1998 had an unadjusted quoted market price of $5.00 a share).

           NOTE RECEIVABLE - STOCKHOLDER

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           In conjunction with the Company's merger agreement with AESI in March 1998, the Company issued 500,000 shares Series A Preferred Stock to AESI in consideration for $2,000,000 in cash, assets and credit underwriting in order to maintain the Company's financial stability. In order for AESI to satisfy this obligation to the Company, AESI initially transferred its ownership in 8,000,000 shares of restricted common stock of Halis, Inc. (a public company) that AESI held, along with another 4,048,325 shares, as an investment which accounted for approximately 27% of Halis, Inc.'s outstanding shares of common stock at that time. AESI's CEO and Vice Chairman was also a director of Halis, Inc.; in addition, another officer/director of AESI was an officer of one of Halis, Inc.'s subsidiary. The shares of common stock of Halis, Inc. were valued by the company at $2,000,000 based on Halis, Inc.'s quoted market price less a 10% discount factor to reflect its restricted nature and the fact that it represented a large block of stock. This valuation also approximated AESI's cost of the Halis, Inc.'s common stock. It was AESI's intent to provide the company with permanent capitalization of $2,000,000. While the company did not specifically use the common stock as collateral or such, or sell all or a portion of the common stock of Halis, Inc., it was generally available to do so. Since AESI's acquisition of its interest in the Company, it has successfully assisted the Company in refinancing its line of credit and certain of the capital leases.

           In July 1998, AESI exchanged all the common stock of Halis, Inc. that AESI and the company held for all the outstanding shares of common stock of one of Halis, Inc.'s wholly-owned subsidiaries. AESI and the Company substituted a promissory note for $2,000,000 collateralized by the common stock of the former wholly owned subsidiary of Halis, Inc. for the shares of Halis, Inc. that were being held by the company. The note bears interest at 7% per annum, with both principal and interest due July 1, 2000. With both parties' approval, payments can be made in advance. Through December 31, 1999, the note balance has been reduced to $911,000 as the parties agreed to offsetting the intercompany account balance due AESI and subsidiary at that time. As the note relates to the issuance of the Company" capital stock, the note is presented in the Statement of Stockholders' Equity as a contra account.


           STOCK OPTIONS

           On April 21, 1995 the Board of Directors approved an Employee Stock Option Plan ("employee plan") and a Non-employee Director Stock Option plan ("director plan") for the purpose of competing successfully in attracting, motivating, and retaining employees and non-employee directors with outstanding abilities. Options granted under the employee plan are intended to be incentive stock options. The total number of shares to which options may be granted under the employee and director plans are 50,000 shares. Generally, the exercise price shall be fixed at no less than 100% of the average fair market value of the shares at date of option.


           No options were granted in 1998 or 1999 under the employee or director plans.

           A summary of the status of the Company's outstanding stock options as of December 31, 1999, and 1998, and changes during the years ending on those dates is presented below.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------

           Options outstanding, December 31, 1997    18,750        $   23.80
           Options granted                              -             -
           Options expired                          (16,250)
                                                    -------        ---------

           Options outstanding, December 31, 1998     2,500        $   12.00
           Options granted                              -             -
           Options exercised                            -             -
           Options expired                              -
           Options outstanding, December 31, 1999     2,500        $   12.00
                                                    =======        =========

           The following table summarizes information concerning currently outstanding and exercisable stock options.

                                                                      Weighted        Weighted
                                Range of             Number      Remaining Contract    Average
                                Exercise Prices   Outstanding        Life (Years)     Exercise
                                ---------------   -----------    ------------------   --------

           Outstanding Options:
                                    $12.00            2,500              8             $12.00

           Exercisable Options:
                                    $12.00            2,500              8             $12.00

           The Company has adopted only the disclosure provisions of SFAS No. 123 "Accounting of Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. The Company did not grant any options to employees during 1998 and 1999. Accordingly, SFAS No. 123 pro forma disclosures are not necessary.


           WARRANTS

           A summary of the status of the Company's outstanding warrants as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below.

                                                              Weighted Average
                                                Warrants       Exercise Price
                                                --------       --------------

Warrants outstanding, December 31, 1997          21,301            $12.00
Warrants granted                                    -                 -
Warrants expired                                (21,301)              -
                                                -------            ------
Warrants outstanding, December 31, 1998             -                 -
Warrants granted                                    -                 -
Warrants exercised
                                                -------            ------
Warrants outstanding, December 31, 1999             -                 -
                                                =======            ======

           In March of 1996, the Company entered into an agreement with Judson Enterprises, LTD to provided financial, consulting and banking services. As compensation for these services the Company agreed to pay Judson Enterprises, Inc. $16,000 and issue warrants for the purchase of 20,000 shares of common stock. Ten thousand (10,000) of the unissued warrants expired March 1999. The remaining indebtedness, including the obligation to issue warrants, was satisfied in March 2000, with the issue of 1,400 shares of AESI common stock.

(13)        RELATED PARTIES

           The Company through its Orange Park facility utilizes various diagnostic and office equipment leased by Neurophysiology Associates, Inc. ("NPA"). NPA is 100% owned by the President and Chief Operating Officer of Orange Park (terminated in March, 1999). The Company agreed to compensate NPA in no more or less favorable terms than the original lease calls for. Monthly payments approximated $950 in 1999 and 1998. Annual rent expense approximated $5,700 and $11,400 in 1999 and 1998, respectively. Certain payments by the Company were made directly to the third party lessor. The leases were terminated in July 1999.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company had a month to month rental arrangement for its regional office (approximately 2,200 square feet) in northeast Florida with Medical Consultants Inc. The President and Chief Operating Officer of Orange Park (terminated in March, 1999) is 100% owner of Medical Consultants, Inc. The agreement called for rental payments of $1,500 per month. Rent expense for these spaces in 1998 totaled $7,500. The office was closed in May 1998.

           In July 1996, a triple net lease became effective between the Company and Sundance Partners II (a Florida general partnership owed by a Company Director) for a free standing 7,100 medical facility used for Riverside's Diagnostic Center. The facility is located in the Riverside area of Jacksonville, Florida. The lease term is for an initial five years with a one time option to extend for a five year period. Rent expense for 1999 and 1998 approximated $125,000 and $119,000, respectively. Sundance Partners II is 100% owned by the Company's President. In March 2000 the Company purchased the partnership for investment purposes.

           One of the Company's former directors is a partner of Foley and Lardner LLP, a law firm (the" Firm") that is one of the Company's outside legal advisors. In December 1999, the Firm accepted the Company's stock valued at approximately $202,000 for legal services previously rendered to the Company and AESI. Approximately $71,000 was in settlement of a previously contested amount, and approximately $37,000 was charged by the Company to AESI for the Firm's services rendered thereto.

           In March 1997, the Company borrowed $125,000 from a related party corporation (majority owned by Mr. Alliston and a past CEO/Director). The loan was due April 29, 1997. The loan was paid down and a remaining $62,500 remains to be paid and appears in the balance sheet as "Note Due Related Party".

           The Company had contracted with Healthy Services, Inc., which performed bone density diagnostic services. Mr. Curtis Alliston (President and COO) owned 50% interest in Healthy Services. The Company billed and collected for the services rendered and retained a percentage of collections varying from 25% to 50%. Total net fees earned by Healthy Services for 1998 approximate $122,000. In November of 1998 Healthy Services was acquired by AESI; subsequently, certain diagnostic equipment was transferred to the Company at no gain by AESI and the service contracts were cancelled.

           About the time that AESI acquired its 65% interest in the Company, AESI began to advance monies to the Company on an as needed basis to accommodate the Company's cash needs. Certain monies were repaid. AESI advanced a total of $1,209,500 in 1998, inclusive of $475,000 it paid on behalf of the Company to its major creditor to bring the Company current through October of 1998 with its work-out agreement. The Company paid AESI back $535,500. At December 31, 1998, AESI and the Company agreed to reduce the note receivable from AESI (See Note
           12) by the inter-company balance of $674,000.

           In 1999 AESI continued to advanced monies to the Company, inclusive of assuming debt of $277,554 owed by the Company for management, billing and collection services provided by an AESI subsidiary. At December 31, 1999, AESI and the Company agreed to reduce the note receivable by the inter-company balance of $415,165.

(14)       EMPLOYEE BENEFIT PLAN

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           On January 1, 1999 the Company adopted a contributory retirement plan under Section 401-(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. Eligible employees can contribute up to 20% of their salary but not in excess of $10,000 in 1999. The Company's contribution under the plan amounts to 2% of the employees' contribution. In 1999 the company contributed $16,000 to the plan.

(15)       SUBSEQUENT EVENTS

           In February 2000, the Company changed its name to American Enterprise.com Corp from National Diagnostics, Inc. In contemplation of completing its merger with AESI, the Company initiated a 4 to 1 reverse stock split for its common shares effective February 20, 2000.

           On March 1, 2000 the Company entered into an agreement to purchase a 100% interest in Sundance II Partnership which owns the real estate and lease for the Company's Riverside facility in Jacksonville, Florida. The partnership was previously owned 100% by the Company's President and a company in which the President has sole ownership. The purchase price of $488,000 is to be paid with the issue of 61,000 shares of the Company's common stock priced at $8.00 per share after the 4 to 1 reverse split.

           In response the loss sustained by the Company's new branch office of the Brandon facility (located in Tampa and opened July, 1999) the company closed the new branch office in March 2000. In response to the Company's continued losses from the Riverside facility, the Company closed the Riverside facility in April 2000. The equipment will be utilized elsewhere in the Company where demand warrants.

           In the first quarter of 2000, the Company became party to certain litigation (see Note 11 Legal Actions).


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

CHUCK BROES. Mr. Broes, age 61, is a business and healthcare visionary with over 30 years of experience in the healthcare and technology industries, in both domestic and foreign markets. He has had and continues to serve in influential positions, including COP, CEO, COO, CIO and board member of both private and public companies. He currently serves as COB and CEO of Optimark Data Systems, Inc. (ODS-on the Vancouver Stock Exchange). Mr. Broes also sits on several private company Boards and the Ethics Committee of Moffitt Cancer Center. Mr. Broes served ten years as the visionary of Wellmark, Inc., a subsidiary of Primark Corporation (NYSE), one of the nation's first healthcare information clearing houses. He was point man for a coalition of healthcare, technology, business and financial experts, specializing in corporate reengineering, business incubating, investment and merchant banking and acquisition and mergers via strategic partnering.

Mr. Broes has participated in 28 projects, including the turnaround of two public companies, and moving one private company near bankruptcy to be NASDAQ publicly traded. He also achieved the turnaround of another near bankrupt company to a positive state where it was acquired by a public company. Mr. Broes is CEO of American Enterprise Solutions, Inc. (AES). Mr. Broes' areas of expertise include strategic analysis to establish a vision, market development to target product and service placement, and strategic partnering to leverage the market position and in corporate financing.

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

CARDWELL C. NUCKOLS, PH.D., age 50, Dr. Nuckols is the President and sits on the Board of Directors of American Enterprise Solutions, Inc. (AESI).

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

CURTIS L. ALLISTON, age 57, currently is a director of the Company. He also serves as a director and the President and Chief Executive Officer of Brandon Clinical Associates, Inc., a home health care group, and President and Chief Executive Officer of Alliston Enterprises, an investment and construction Company. From 1988 to 1992, he served as President and Chief Executive Officer of Tampa Medical Group Management, a medical practice management firm, and President and Chief Executive Officer of Bay Cardiac Imaging, a mobile cardiac ultrasound service provider. Mr. Alliston was the founder of Positron Partners, Inc., a joint venture specializing in positron emission tomography, and served as its President and Chief Executive Officer from 1990 to 1992. Also, from 1990 to 1993, Mr. Alliston served as the President and Chief Executive officer of Cleveland Avenue Real Estate Partners, a medical real estate investment group.

RON BAUGH. Age 52, served as President of National Diagnostics of Orange Park, Inc. and in charge of all Jacksonville operations. Mr. Baugh's employment terminated in March 1999. Prior to joining the Company in 1995, Mr. Baugh spent seven years in clinical medicine and healthcare delivery and became a specialist in diagnostic vascular ultrasound and neurodiagnostic testing. He served as Administrator of the Florida Neurological Institute, an outpatient diagnostic center, Vice President of American Medical Imaging Corporation and as a board member. He is a Fellow of the American Academy of Physician Assistants and past President of the Middleburg Rotary Club.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and holders of more than 10% of the Common Stock to file with the Securities Exchange commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms filed with the Company by such person, all such Section 16(a) filing requirements were complied with by such persons in 1999 except for the following: Mr. Broes and Mr. Nuckols have not filed but intend to file Forms 3 and 5 to comply with section 16(a) in the future. Mr. Alliston intends to file Form 5 to comply with section 16(a) in the future.


ITEM 10 -- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and President and President of Orange Park. No other executive officer earned more than $100,000 for the fiscal years ended December 31, 1998 and 1999. The directors of the Company receive no compensation.

                                                                                 LONG-TERM
                                      ANNUAL COMPENSATION        COMPENSATION AWARDS
                                      -------------------        -------------------

                                FISCAL                           ALL OTHER          SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION      YEAR       SALARY      BONUS    COMPENSATION             OPTIONS
Chuck Broes                      1999           -2         -            -                     -
   Chief Executive Officer       1998            -         -            -                     -


Curtis L. Alliston,              1999           -2         -            -                     -
   President and Chief           1998      150,000         -       14,891(1)
    Operating Officer            1997      150,000         -        7,950(1)                  -

(1)      Represents automobiles expense allowance.
(2) The Officer received no compensation from the Company. Effective January 1, 1999 the Company operated under a Services Agreement with its parent, AESI. AESI and affiliates provide management, accounting, billing and collection services in consideration for 6% of gross collections. The Officer has an employment agreement with AESI to provide his service to AESI and its affiliates. The Company is not able to identify or quantify what portion of the fee is for executive services.


  No options were granted to or exercised by executive officers in 1999.
----------

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the Record Date, December 31, 1999, with respect to: (i) each of the Company's directors; (ii) each of the Company's executive officers named in the Summary Compensation Table; (iii) all directors and executive officers of the Company as a group; and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                              BENEFICIALLY OWNED

NAME                                                           SHARES    PERCENT

Curtis  L.  Alliston(1)(2) ...............................     152,375      6.8%
Chuck Broes (3) ..........................................         -        -
Cardwell  C.  Nuckols,  Ph.D. (3) ........................         -        -
American Enterprise Solutions, Inc. ......................   1,446,643     64.4%
Directors and executive officers as a group (3 persons)(4)   1,599,018     71.2%

----------
* Less than 1%

(1) Includes 21,875 shares of Common Stock held by Alliston Family Limited Partnership, which was established for the benefit of Mr. Alliston's children, over which Mr. Alliston exercises voting rights.

(2) The business address of Mr. Alliston is 6800 North Dale Mabry, Tampa, FL 33614.

(3) Mr. Broes and Mr. Nuckols are CEO and President, respectively, and Directors of American Enterprise Solutions, Inc. Their business address is 6800 North Dale Mabry, Tampa, Florida 33614

(4)      Includes notes (1) through (3) above.


ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                              CERTAIN TRANSACTIONS


The Company has an Employee Stock Option Plan ("employee plan") and a Non-employee Director Stock Option plan ("director plan"). Options granted under the employee plan are intended to be incentive stock options. The total number of shares to which options may be granted under the employee and director plans are 50,000 shares. Generally, the exercise price shall be fixed at no less than 100% of the average fair market value of the shares at date of option. At December 31, 1999 there are no outstanding options under the Director Plan and there are 2,500 outstanding options under the Employee Plan.

In March of 1996, the Company entered into an agreement with Judson Enterprises, LTD to provided financial, consulting and banking services. As compensation for these services the Company agreed to pay Judson Enterprises, Inc. $16,000 and issue warrants for the purchase of 20,000 shares of common stock. Ten thousand (10,000) of these unissued warrants expired March 1999. The remaining indebtedness, including the obligation to issue warrants, was satisfied in March 2000 with the issue of 1,400 shares of AESI stock.

The Company through its Orange Park facility utilized various diagnostic and office equipment leased by Neurophysiology Associates, Inc. ("NPA"). NPA is 100% square feet owned by the President and Chief Operating Officer of Orange Park. The Company had agreed to compensate NPA in no more or less favorable terms than the original lease called for. Monthly payments approximated $1,920 in 1998. Annual rent expense approximated $11,400 in 1998. Certain payments by the Company were made directly to the third party lessor. Rent was earned by or paid to NPA in 1999 approximated $5,700.

In July of 1996, a triple net lease became effective between the Company and Sundance Partners II (a Florida general partnership) for a free standing 7,100 square foot medical facility used for Riverside's Diagnostic Center. The facility is located in the Riverside area of Jacksonville, Florida. The lease term is for an initial five years with a one time option to extend for a five year period. Rent expense for 1999 and 1998 approximated $125,000 and $119,000, respectively. Sundance Partners II was 100% owned jointly by the Company's President and a company owned solely by the President. In March 2000 the Company acquired 100% interest in the partnership.

One of the Company's former directors is a partner of Foley and Lardner, a law firm (the "Firm") that is one of the Company's legal counselors. In December 1999, the Firm accepted the Company's stock valued at approximately $202,000 for legal services previously rendered to the Company and AESI. Approximately $71,000 was in settlement of a previously contested amount, and approximately $37,000 was charged by the Company to AESI for the Firm's services rendered thereto.

In March 1997, the Company borrowed $125,000 from a related party corporation (majority owned by the former CEO and Mr. Alliston). The loan was due April 29, 1997. The loan was paid down and a remaining $62,500 remains to be paid and appears in the balance sheet as "Note Due Related Party".

The Company had contracted with Healthy Services, Inc., which performed bone density diagnostic services. Mr. Curtis Alliston (President and COO) owned 50% interest in Healthy Services. The Company billed and collected for the services rendered and retained a percentage of collections varying from 25% to 50%. Total net fees earned by Healthy Services for 1998 approximate $122,000. In November 1998, Healthy Services was acquired by AESI; subsequently, certain diagnostic equipment was transferred to the Company at no gain to AESI and the service contracts were cancelled.

The Company engaged Alan Serna (D.B.A.: Clearway Cleaning) to perform janitorial services and laundry services or the corporate office, Brandon and SunPoint facilities. Mr. Serna is the step son-in-law of Mr. Alliston. Total janitorial and laundry expense approximated $48,000 and $93,000 in 1999 and 1998, respectively.

About the time that AESI acquired its 65% interest in the Company, AESI began to advance monies to the Company on an as needed basis to accommodate the Company's cash needs. Certain monies were repaid. AESI advanced a total of $1,209,500 in 1998, inclusive of $475,000 it paid on behalf of the Company to its major creditor to bring the Company current through October of 1998 with its work-out agreement. The Company paid back $535,500; with a net advance of $674,000 made to the Company by AESI. The advances are shown netted against the $2,000,000 receivable received by the Company from AESI in exchange for the securities it had earlier received in exchange for the Company's 500,000 Preferred Shares. Through December 31, 1999, the note has been reduced to $910,835.

Effective January 1, 1999 the Company contracted with AESI Service Group, Inc. (a subsidiary of AESI) for management services, billing and collections. Total service fees approximated $424,000 in 1999.

ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) List of exhibits filed as part of this report:

Exhibit
Number                                                      Description

3.i.1 Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

3.i.2 Articles of Amendment of Articles of Incorporation of the Company (Exhibit [3.i.2] to the Company's Form 8-K dated March 24, 2000 is incorporated by reference herein).

3.i.3 Re-stated Articles of Amendment of Articles of Incorporation of the Company (Exhibit [3.i.3] to the Company's Form 8-K dated March 24, 2000 is incorporated by reference herein).

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

10.7 Purchase Agreement dated February 19, 1996 between the Company, National Diagnostics/Orange Park, Sundance Partners, and partners (Exhibit 10.9 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

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

10.31 Promissory Note and Business Loan Agreement dated December 23, 1996 between Brandon Diagnostic Center, Ltd. and South Hillsborough Community Bank related to the purchase of Stereotactic Mammography equipment. (Exhibit 10.37 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.32 Equipment Lease Agreement dated January 22, 1997 between Brandon Diagnostic Center, Ltd. ("Brandon") and Siemens Credit Corporation relating to Brandon's Sireskop CX. (Exhibit 10.38 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.33 Professional Services Agreement dated May 15, 1997 by and between the Company and University of Florida, for and on behalf of the Board of Regents of the State of Florida, for the Benefit of the Department of Radiology/UFHSCJ, College of Medicine, University of Florida. (Exhibit
         10.44 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein.)

10.34 Professional Services Agreement dated August 1, 1997 by and between the Company and Nancy C. Lawhon, M.D., P.C. (Exhibit 10.47 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.35 Loan and Security Agreement, dated October 3, 1997 by and between the Company, SunPoint Diagnostic Center, Inc., National Diagnostics/Orange Park, Inc., National Diagnostics/Riverside, Inc., Alpha Associates, Inc., Alpha Acquisitions, Inc., Brandon Diagnostic Center, Ltd., and HealthCare Financial Partners Funding, Inc. (Exhibit 10.48 to the Company's Form 10-QSB for September 30, 1997 is incorporated by reference herein).

10.36 Merger Agreement dated February 23, 1998 by and between the Company, a Florida Corporation, and American Enterprise Solutions, Inc., a Florida Corporation. (Exhibit 10.49 to the Company's Form 8-K dated March 10, 1998 is incorporated by reference herein).



10.37 Stock Purchase Agreement dated March 17, 1998 by and between the Company a Florida Corporation and American Enterprise Solutions, Inc., a Florida Corporation. (Exhibit 10.50 to the Company's Form 10-KSB dated December 31, 1997, is incorporated by reference herein).

10.38 Professional Services Agreement dated October 13, 1997 by and between the Company and Lisa Porter-Grenn, M.D. (Exhibit 10.51 to the Company's Form 10-KSB dated December 31, 1997, is incorporated by reference herein).

10.39 First Amendment to Merger Agreement by and between the Company and American Enterprise Solutions, Inc. effective March 17, 1998. (Exhibit
         10.53 to the company's Form 10-QSB dated March 31, 1998 is incorporated by reference herein).

10.40 Second Amendment to Merger Agreement by and between the Company and American Enterprise Solutions, Inc. effective April 29, 1998. (Exhibit
         10.52 of the Company's Form 10-KSB dated December 31, 1997 is incorporated herein).

10.41 Third Amendment to Merger Agreement by and between the Company and American Enterprise Solution, Inc. effective July 24, 1998. (Exhibit
         10.54 of the Company's Form 10-QSB dated June 30, 1998 is incorporated herein).

10.42 Professional Services Agreement by and between the Company and NAVIX MSO Punta Gorda, Inc. dated November 17, 1998. (Exhibit 10.47 of the Company's Form 10KSB dated December 31, 1998 is incorporated herein.)

10.43 Professional Services Agreement by and between the Company and AES Service Group, Inc. effective January 1, 1999. (Exhibit 10.48 of the Company's Form 10-KSB dated December 31, 1998 is incorporated herein).

10.44 Originator Purchase and Contribution Agreement by and between AES Funding Corp., and Originator Parties dated January 15, 1999 (Originators include among others: the Company and its diagnostic centers) (Exhibit 10.49 of the Company's Form 10-QSB dated March 31, 1999 is incorporated herein).

10.45 Lease Agreement by and between the Company and Long Lake Professional Center dated April 15, 1999. (Exhibit 10.50 of the Company's Form 10-QSB dated March 31, 1999 is incorporated herein).

10.46 Fourth Amendment to Merger Agreement by and between the Company and American Enterprise.com. Corp. (formerly: American Enterprise Solutions, Inc.) effective December 27, 1999. (Exhibit 10.51 of the Company's Form 10-QSB dated September 30, 1999 is incorporated herein).

20.1 The Company Offer to Exchange dated July 6, 1995. (Exhibit 20.1 to the Company's Form 10-QSB for the period ended June 30, 1995 is incorporated by reference herein).

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

27.1     Financial Data Schedule

  (b)    Reports on Form 8-K.

         No Form 8-K was filed by the Company in the fourth quarter of 1999. In March 2000 the Company filed Form 8-K describing the Company's name change to American Enterprise.com, Corp.; indicating a four to one reverse split of all of the common stock issued and outstanding; and indicating the change of the Company's trading symbol on the capital OTC Bulletin Board to "AMER" from "AECC" and formerly "NATD".

                                   SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



Date:  April 14, 2000              AMERICAN ENTERPRISE.COM, CORP.



                                  By: /s/ Chuck Broes
                                  ----------------------------------------------
                                   Chuck Broes
                                   Chief Executive Officer


                                  By: /s/ Anthony Maniscalco
                                  ----------------------------------------------
                                   Anthony Maniscalco
                                   Senior Executive Vice President of AESI


                                  By: /s/ Curtis L. Alliston
                                  ----------------------------------------------
                                   Curtis L. Alliston
                                   President


                                  By: /s/ Dennis C. Hult
                                  ----------------------------------------------
                                   Dennis C. Hult
                                   Controller

Exhibit
Number                                                      DESCRIPTION
------                                                      -----------

3.i.1 Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Form SB-1 Registration Statement (Reg. No. 33-80612) is incorporated by reference herein).

3.i.2 Articles of Amendment of Articles of Incorporation of the Company (Exhibit [3.i.2] to the Company's Form 8-K dated March 24, 2000 is incorporated by reference herein).

3.i.3 Re-stated Articles of Amendment of Articles of Incorporation of the Company (Exhibit [3.i.3] to the Company's Form 8-K dated March 24, 2000 is incorporated by reference herein).

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

10.7 Purchase Agreement dated February 19, 1996 between the Company, National Diagnostics/Orange Park, Sundance Partners, and partners (Exhibit 10.9 of the Company's Form 10-KSB for the period ended December 31, 1995 filed on April 1, 1996 is incorporated by reference herein).

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

10.31 Promissory Note and Business Loan Agreement dated December 23, 1996 between Brandon Diagnostic Center, Ltd. and South Hillsborough Community Bank related to the purchase of Stereotactic Mammography equipment. (Exhibit 10.37 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.32 Equipment Lease Agreement dated January 22, 1997 between Brandon Diagnostic Center, Ltd. ("Brandon") and Siemens Credit Corporation relating to Brandon's Sireskop CX. (Exhibit 10.38 to the Company's Form 10-KSB for December 31, 1996 is incorporated by reference herein).

10.33 Professional Services Agreement dated May 15, 1997 by and between the Company and University of Florida, for and on behalf of the Board of Regents of the State of Florida, for the Benefit of the Department of Radiology/UFHSCJ, College of Medicine, University of Florida. (Exhibit
         10.44 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein.)

10.34 Professional Services Agreement dated August 1, 1997 by and between the Company and Nancy C. Lawhon, M.D., P.C. (Exhibit 10.47 to the Company's Form 10-QSB for June 30, 1997 is incorporated by reference herein).

10.35 Loan and Security Agreement, dated October 3, 1997 by and between the Company, SunPoint Diagnostic Center, Inc., National Diagnostics/Orange Park, Inc., National Diagnostics/Riverside, Inc., Alpha Associates, Inc., Alpha Acquisitions, Inc., Brandon Diagnostic Center, Ltd., and HealthCare Financial Partners Funding, Inc. (Exhibit 10.48 to the Company's Form 10-QSB for September 30, 1997 is incorporated by reference herein).

10.36 Merger Agreement dated February 23, 1998 by and between the Company, a Florida Corporation, and American Enterprise Solutions, Inc., a Florida Corporation. (Exhibit 10.49 to the Company's Form 8-K dated March 10, 1998 is incorporated by reference herein).

10.37 Stock Purchase Agreement dated March 17, 1998 by and between the Company a Florida Corporation and American Enterprise Solutions, Inc., a Florida Corporation. (Exhibit 10.50 to the Company's Form 10-KSB dated December 31, 1997, is incorporated by reference herein).

10.38 Professional Services Agreement dated October 13, 1997 by and between the Company and Lisa Porter-Grenn, M.D. (Exhibit 10.51 to the Company's Form 10-KSB dated December 31, 1997, is incorporated by reference herein).

10.39 First Amendment to Merger Agreement by and between the Company and American Enterprise Solutions, Inc. effective March 17, 1998. (Exhibit
         10.53 to the company's Form 10-QSB dated March 31, 1998 is incorporated by reference herein).

10.40 Second Amendment to Merger Agreement by and between the Company and American Enterprise Solutions, Inc. effective April 29, 1998. (Exhibit
         10.52 of the Company's Form 10-KSB dated December 31, 1997 is incorporated herein).

10.41 Third Amendment to Merger Agreement by and between the Company and American Enterprise Solution, Inc. effective July 24, 1998. (Exhibit
         10.54 of the Company's Form 10-QSB dated June 30, 1998 is incorporated herein).

10.43 Professional Services Agreement by and between the Company and NAVIX MSO Punta Gorda, Inc. dated November 17, 1998. (Exhibit 10.47 of the Company's Form 10KSB dated December 31, 1998 is incorporated herein.)

10.43 Professional Services Agreement by and between the Company and AES Service Group, Inc. effective January 1, 1999. (Exhibit 10.48 of the Company's Form 10-KSB dated December 31, 1998 is incorporated herein).

10.44 Originator Purchase and Contribution Agreement by and between AES Funding Corp., and Originator Parties dated January 15, 1999 (Originators include among others: the Company and its diagnostic centers) (Exhibit 10.49 of the Company's Form 10-QSB dated March 31, 1999 is incorporated herein).

10.45 Lease Agreement by and between the Company and Long Lake Professional Center dated April 15, 1999. (Exhibit 10.50 of the Company's Form 10-QSB dated March 31, 1999 is incorporated herein).

10.46 Fourth Amendment to Merger Agreement by and between the Company and American Enterprise.com. Corp. (formerly: American Enterprise Solutions, Inc.) effective December 27, 1999. (Exhibit 10.51 of the Company's Form 10-QSB dated September 30, 1999 is incorporated herein).

20.1 The Company Offer to Exchange dated July 6, 1995. (Exhibit 20.1 to the Company's Form 10-QSB for the period ended June 30, 1995 is incorporated by reference herein).

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

27.1     Financial Data Schedule

  (b)    Reports on Form 8-K.

         No Form 8-K was filed by the Company in the fourth quarter of 1999. In March 2000 the Company filed Form 8-K describing the Company's name change to American Enterprise.com, Corp.; indicating a four to one reverse split of all of the common stock issued and outstanding; and indicating the change of the Company's trading symbol on the capital OTC Bulletin Board to "AMER" from "AECC" and formerly "NATD".