Form 10QSB
period 2000-03-31
AMERICAN ENTERPRISE COM CORP
filed 2000-05-15
CIK 925894

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-24696


                          AMERICAN ENTERPRISE.COM, CORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    FLORIDA                                      59-3248917
        -------------------------------                      ----------------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

6800 NORTH DALE MABRY, SUITE 100, TAMPA, FLORIDA                    33614
------------------------------------------------                  ---------
   (Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number, including area code:                 (813) 882-6567

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]     NO [ ]

State the number of shares outstanding of each of the issuer's classes of equity as of the latest practicable date:

Class:  Common Stock, No Par Value         Outstanding at May 8, 2000: 2,250,000

Transitional Small Business Disclosure Format (check one)     YES [ ]     NO [X]

                          AMERICAN ENTERPRISE.COM, CORP
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                      For the quarter ended March 31, 2000


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
                  December 31, 1999 and March 31, 2000                       3


         Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1999 and 2000         5


          Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1999 and 2000         6


           Notes to Condensed Consolidated Financial Statements              8


Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                16

Item 3.    Defaults Upon Senior Securities                                  16

Item 6.    Exhibits and Reports on Form 8-K                                 16


SIGNATURES                                                                  17

ITEM 1.  FINANCIAL STATEMENTS

                          AMERICAN ENTERPRISE.COM, CORP
                                AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                   DECEMBER 31,       MARCH 31,
                                                                       1999              2000
                                                                                     (UNAUDITED)
                                                                   -----------       -----------
Current assets:
  Related party receivable from accounts receivable financing      $ 1,880,745       $ 2,143,724
  Due from related party                                               185,636                --
  Prepaid expenses and other current assets                             19,350            11,485
                                                                   -----------       -----------

             Total current assets                                    2,085,731         2,155,209
                                                                   -----------       -----------

Property and equipment                                               9,457,187         9,456,357
  Less:  accumulated depreciation and amortization                  (6,386,445)       (6,623,243)
                                                                   -----------       -----------

              Net property and equipment                             3,070,742         2,833,114
                                                                   -----------       -----------

Other assets:
  Excess of purchase price over net assets acquired,
     net of accumulated amortization of  $117,360 and
     $122,610 in 1999 and 2000 respectively                            302,567           297,317
    Other                                                               50,622            50,309
                                                                   -----------       -----------

              Total other assets                                       353,189           347,626
                                                                   -----------       -----------

                                                                   $ 5,509,662       $ 5,335,949
                                                                   ===========       ===========


See Accompanying Notes.

                          AMERICAN ENTERPRISE.COM, CORP
                                AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         DECEMBER 31          MARCH 31,
                                                             1999               2000
                                                                             (UNAUDITED)
                                                         ------------       ------------
Current liabilities:
  Line of credit, related party                          $  1,493,389       $  1,550,869
  Note payable                                              1,633,511          1,633,511
  Notes due to related parties                                128,450             65,950
  Long-term debt                                              192,512            192,512
  Obligations under capital
     leases                                                 2,873,535          2,826,602
  Accounts payable                                          2,179,713          2,764,424
  Accrued interest                                            512,251            597,411
  Accrued expenses, other                                   1,682,413          1,761,248
  Due to related party                                             --             88,964
                                                         ------------       ------------

             Total current liabilities                     10,695,774         11,481,491


Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, no par value, 1,000,000
     shares authorized, 500,000 shares issued and
     368,815 shares outstanding                             1,475,260          1,475,260
  Common stock, no par value, 2,250,000
     shares authorized 2,245,000 and 2,250,000
     shares issued and outstanding in 1999 and 2000               449                450
  Additional paid-in capital                                3,625,775          3,665,771
Note receivable from stockholder                             (910,835)          (910,835)
Retained earnings (accumulated deficit)                    (9,376,761)       (10,376,188)
                                                         ------------       ------------

             Net stockholders' equity (deficit)            (5,186,112)        (6,145,542)
                                                         ------------       ------------

                                                         $  5,509,662       $  5,335,949
                                                         ============       ============


See Accompanying Notes.

                          AMERICAN ENTERPRISE.COM, CORP
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED
                                           -----------------------------
                                            March 31,          March 31,
                                              1999              2000
                                           (UNAUDITED)       (UNAUDITED)
                                           -----------       -----------
Revenue, net                               $ 2,208,738       $ 1,191,855
                                           -----------       -----------

Operating expenses:
  Direct operating expenses                  1,267,679         1,006,289
  General and administrative                 1,076,559           804,040
  Depreciation and amortization                268,071           242,357
                                           -----------       -----------

             Total operating expenses        2,612,309         2,052,686
                                           -----------       -----------

             Operating loss                   (403,571)         (860,831)

Interest expense                               201,150           154,538
Interest income                                 65,983            15,942
Other income                                    17,174                --
                                           -----------       -----------

Loss before income taxes                      (521,564)         (999,427)

Income taxes                                        --                --
                                           -----------       -----------

             Net loss                      $  (521,564)      $  (999,427)
                                           ===========       ===========

Net loss per
  common share                             $      (.24)      $      (.44)
                                           ===========       ===========

Weighted average number of common
  shares outstanding                         2,220,000         2,249,725
                                           ===========       ===========




See Accompanying Notes.

                          AMERICAN ENTERTRISE.COM, CORP
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                               --------------------------
                                                                March 31,       March 31,
                                                                  1999            2000
                                                               (UNAUDITED)     (UNAUDITED)
                                                                ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                             $(521,564)      $(999,427)

  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depreciation and amortization                             268,071         242,357
        Common stock issue - employee stock plan                       --          40,000
        Provision for bad debts                                    89,562              --
        Increase in related party receivable from accounts
              Receivable financing                                     --        (262,979)
        Increase in accounts receivable                          (577,182)             --
        Increase in accrued interest receivable                   (85,383)             --
        (Increase) decrease in prepaid expenses
           and other current assets                                (1,237)          7,865
        Increase in amounts due related parties                        --         274,600
        Increase  in accounts payable                             175,135         584,711
        Increase in other accrued expenses                         76,513         163,995
        Decrease in deferred lease payments                       (15,444)        (11,865)
                                                                ---------       ---------
    Net cash provided (used) by operating activities             (591,529)         39,257
                                                                ---------       ---------

Cash flows provided (used) by investing activities:
  (Purchases) disposals of property and equipment                 (34,985)            830
  Decrease in deposits                                             18,809              --
                                                                ---------       ---------
  Net cash provided (used) by investing activities                (16,176)            830
                                                                ---------       ---------

Cash flows provided (used) by financing activities:
  Increase (net) in line of credit                                659,457          57,480
  Repayment of long-term borrowing                                (24,860)             --
  Proceeds of borrowing from related parties                       31,553              --
  Repayment of borrowing from related parties                      (9,300)        (62,500)
  Principal payments under capital lease obligations              (49,145)        (35,067)
                                                                ---------       ---------

        Net cash provided (used) by financing activities          607,705         (40,087)
                                                                ---------       ---------

Net increase in cash                                                   --              --

Cash at beginning of period                                            --              --
                                                                ---------       ---------

Cash at end of period                                           $      --       $      --
                                                                =========       =========


  See Accompanying Notes.

                          AMERICAN ENTERPRISE.COM, CORP
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED

Supplemental disclosure of cash flow information:

Non-cash investing activity:
  Interest paid                                                 $ 119,872       $  69,376
                                                                =========       =========


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


See Accompanying Notes.

                          AMERICAN ENTERPRISES.COM CORP
                                AND SUBSIDIARIES
                                 MARCH 31, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by American Enterprise.com, Corp (formerly known as National Diagnostics, Inc.,) and Subsidiaries (the "Company") for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the information presented. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

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

a)       REVERSE STOCK SPLIT

On February 20, 2000, the company combined on the basis of four shares of common stock in exchange for one share of common stock thereby resulting in 2,250,000 shares of authorized common stock, no par value and 2,250,000 shares issued and outstanding as of February 20, 2000, the record date for such action. This re-capitalization has been retroactively effected as a 1 for 4 reverse stock split in these financial statements; accordingly, all share and per share information has been restated, herein.

i)       LOSS PER COMMON SHARE

The Company reports its earnings per share in accordance with Standard of Financial Accounting Standards No. 128. Basic loss per share is the same as the diluted loss per share since the Company had a net loss for the quarter ended March 31, 1999 and 2000. Outstanding stock options and warrants have not been considered in these computations since the effect of their inclusion would be anti-dilutive.

The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

         Numerator:                                                             1999              2000
                                                                            -----------       -----------
            Net loss                                                        $  (521,564)      $  (999,427)
                                                                            ===========       ===========

          Denominator:
            Weighted average number of common shares used in basic EPS        2,220,000         2,249,725
            Effect of dilutive stock options and warrants                            --                --
                                                                            -----------       -----------
            Weighted number of common shares and dilutive potential
                    common stock used in diluted EPS                          2,220,000         2,249,725
                                                                            ===========       ===========


(2)      MERGER AGREEMENT WITH AMERICAN ENTERPRISE SOLUTIONS, INC.

In February 1998, the Company signed a definitive merger agreement with American Enterprise Solutions, Inc. ("AESI"), a private company recently formed in August 1997 to acquire and develop community health care enterprises. In conjunction with the merger agreement, the parties in March 1998 executed a stock purchase agreement whereby AESI acquired 500,000 shares of the Company's preferred stock for consideration valued at $2,000,000. Holders of the preferred stock voting as a separate class have a right to 8 votes per share. In March 1998, AESI converted 131,185 shares of the preferred stock into approximately 65% of the company's outstanding shares of common stock. As part of the merger, the remaining 368,815 shares of preferred stock, representing 100% of the outstanding preferred stock will be converted so that 5,514,352 in total common stock would be issued. AESI will then own approximately 85% of the Company. In March 1998 AESI's current C.E.O. and board member and another AESI approved board member, were appointed to the Company's Board of Directors filling two of the three positions of the Board. In April 1998, the Board of Directors of the Company approved the merger with AESI whereby AESI is the acquirer for accounting purposes. In order to affect the merger, the Company's authorized shares of common stock will be increased. AESI, owning approximately 65% of the outstanding shares of the Company's common stock and 100% of the outstanding preferred stock has provided written consent and approval of the merger which under Florida Business Corporation Act precludes the need for further stock holder approval. The closing date of the merger was extended in December 1999 to occur no later than December 2000 upon the satisfaction of the closing conditions. In March 2000, the Company completed a reverse 4 to 1 stock split in contemplation of completing its merger with AESI.

(3)      CASH MANAGEMENT

Effective January 1, 1999, the Company entered into agreements with AES Service Group, Inc. (a wholly owned subsidiary of AESI) to provide billing, collection and other cash management services. Effective January 1, 2000, the Company maintains its own separate operating cash accounts for cash receipts and disbursements. Generally, cash receipts (except for minor over the counter receipts) are deposited into a lockbox and forwarded to pay down the Company's accounts receivable financing (see footnote 4). Receipts drawn on the line are received directly by AESI and transferred to the Company's own cash accounts on an as needed basis.

(4)      ACCOUNTS RECEIVABLE FINANCING

In February 1999, the Company's accounts receivable financing (line of credit) with its lender totaling $1,221,000 was fully repaid. The arrangement was terminated and replaced through AESI's accounts receivable financing with another lender. AESI established a subsidiary, AES Funding, Inc. (Funding), to service the new financing. Under the financing agreement, certain AESI subsidiaries, including the Company, transfer all of their customer accounts to Funding to collateralize the debt. The transfer is recorded at book value, gross account balance less estimated allowance for contractual adjustments and bad debt provisions. The accounts receivable are divided into two categories, eligible and ineligible as defined by the financing agreement with the lender, indicating which accounts receivable are used to determine Funding's borrowing base. In accordance with the financing agreement the eligible accounts, which represent a substantial portion of all accounts are sold (as defined by SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities") to Funding, and the ineligible accounts are contributed as capital to Funding. If the cash collected on the ineligible accounts is not required to pay down Funding's outstanding debt then the cash is remitted to the respective company. This occurs when the eligible accounts provide the lender sufficient coverage. Since inception of the financial program, ineligible accounts collateralized have not been needed to reduce outstanding debt. The ineligible accounts receivable contributed to Funding in essence are reflected in the Company's records as an investment in Funding, which is subsequently reduced by collection of these accounts (i.e., recognized as a return of capital). As actual cash is not remitted to the Company, the corresponding effect is to increase the amount due from related party.

At March 31, 2000, approximately $93,000 of net ineligible accounts receivables, were contributed to Funding and have not yet been collected. The Company and Funding fully expect that these accounts will be substantially collected and such collections will be applied to the due from related party account.

Under the financing program, Funding's outstanding debt is allocated to AESI's participating subsidiaries, such as the Company, based on their relative borrowing base. At March 31, 2000, the Company's balance sheet reflects a related party financing obligation of $1,550,869.

The initial term of Funding's and AESI's agreement with its lender is through January 2002, with automatic annual extensions unless terminated by either party. The interest rate is prime (Citibank N.A.'s prime rate) plus 1.5%. At March 31, 2000, Funding and AESI are not in compliance with certain loan covenants of the financial agreement. In this event, the lender has the right to call the loan. AESI is not aware of the intent of the lender to exercise the right and is currently striving to achieve compliance. The Company's $1,550,869 allocation of the debt is classified on the balance sheet as a current liability due to the non-compliance issue.

(5)      OBLIGATIONS UNDER CAPITAL LEASES

In November 1998, the Company refinanced with its major lessor its major medical lease obligations. The Company fell behind in its lease obligations and in March 1999, the Company entered into another agreement with its major lessor, which would allow the Company to make installments through September 1999, for its arrearages. The Company has fallen behind in its payments in accordance with the latest agreement. At March 31, 2000, the Company is in arrears approximately $560,000 on its lease obligations and has not paid the term loan of $1.6 million. Generally, while in default, the lessor may accelerate the lease obligation. The major lessor filed suit to accelerate the lease obligations (see
Note 7 Legal Actions). The other lessors have been cooperating with the Company; generally not allowing more than 60 days past due on lease payments. Since the Company has not obtained waivers of default, the Company has reclassified its long-term lease obligations, approximating $1,121,000, to current. The Company expects to negotiate additional refinancing of its major lease obligations in the second quarter of year 2000. There is no assurance that the Company will be successful in securing additional financing or capital through equity or debt securities.

(6)      LONG-TERM DEBT

At March 31, 2000, the Company was in default of certain loan covenants due to late payments of approximately $77,000. Generally, when in default, the lender may accelerate the loan. The lender filed suit to accelerate the debt obligation, and therefore, has reclassified the long-term portion of debt approximating $153,000 to short-term (see Note 7 Legal Action).

(7)      LEGAL ACTION

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

In November 1999, X-Ray Equipment Company, Inc. filed suit to take back certain medical equipment valued at approximately $1,125,000 allegedly sold to Trinity Diagnostic Imaging, Inc. (a wholly owned subsidiary of AESI) and to be used by the Company's subsidiaries. In January 2000, the Company entered into a stipulated agreement to pay X-Ray Equipment Company $250,000 toward the purchase of the equipment, the balance to be paid by March 14, 2000. The Company failed to make the payments and in March the Company returned the equipment under a writ of replevin to X-Ray Equipment Company, Inc. The Company established at December 31, 1999, what it believes to be an adequate reserve in the event of an adverse outcome from the suit.

In February 2000, Siemens Credit Corporation, filed suit for breach of certain Work Out agreements, and lease contracts. Principal parties to the suit include the Company and its parent AESI, and certain past officers of the Company. The suit alleges damages of approximately $4.5 million and replevin of certain leased medical equipment. A similar suit was filed against the Company's subsidiary, National Diagnostics/Riverside, Inc. alleging damages of $1.3 million and replevin of certain leased medical equipment. In November 1998, the company refinanced with Siemens its major lease obligations. The Company fell behind in its lease obligations and in March 1999, the Company entered into another agreement (the "Work Out" agreement) with its major lessor, which would allow the Company to make installments through September 1999, for its arrearages. The Company had fallen behind in its payments in accordance with the latest agreements. An evidentiary hearing is set for June 6, 2000, to show cause why the equipment should not be immediately turned over to Siemens. In the event of an adverse outcome to the above litigation, the results could materially impact the Company's financial position, results of operations, or liquidity.

In February 2000, Provident Bank of Florida, filed suit for monies due as a result of the failure to make payments under certain note and loan agreements. The suit alleges damages of approximately $193,000 and replevin of certain collateralized equipment. The principal parties to the suit are the Company, certain subsidiaries, and the Company's parent AESI. The Company is currently in the process of obtaining a reconciliation of the alleged amounts due.

In February 2000, Copelco Capital, Inc. requested a default judgment in Division C, Circuit Court of Hillsborough County, Florida against the Company for defaulting under a settlement agreement by which the Company agreed to cure its default of a certain equipment lease agreement. The Company, upon the successful completion of AESI's efforts to raise capital and financing, expects to negotiate a final settlement before Copelco reclaims its leased equipment.

Highland Properties of Gulfcoast, Ltd filed suit in the Circuit Court of Hillsborough County, Florida seeking damages approximating $75,000 and possession of certain leased spaces for unpaid rent. The Company negotiated a settlement where in the rent and costs will be paid by April 30, 2000, failing which Highland Properties of Gulfcoast, Ltd. will be entitled to a judgment for possession and damages. The Company has remaining installments totaling $18,750, which have been extended through May 30, 2000. In the event the Company fails to satisfy the settlement, the results could have a material impact of the Company's financial position, results of operations, or liquidity.

The Company is involved as plaintiff in various legal actions, including those specifically addressed herein, arising in the ordinary course of business. While management cannot predict the outcome of these matters, management believes, after consultation with legal counsel, that the ultimate resolution of these actions should not have an adverse effect on the Company's financial position, results of operation, or liquidity, unless otherwise indicated above.

(8)        OPERATIONAL MATTERS AND LIQUIDITY

The Company had a net loss for the quarter ending March 31, 2000, of $999,427 and at March 31, 2000, has a working capital deficiency of approximately $(9,326,000) after reclassification of all long-term lease payments to current (more fully discussed below), a deficiency of net assets of $(6,145,542) and is involved in litigation with its major medical equipment lessor due to late payments. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to return to its level of profitability. In addition, the success of the Company could also, among other things, require obtaining additional financing or capital infusions and obtaining a satisfactory solution to its litigation with its major medical lessor. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the Company's continued losses from its Riverside facility, the Company closed the Riverside facility in April 2000, currently offering mobile MRI services in the Jacksonville, Florida region. In March 2000, AESI acquired a partnership owning the real estate leased to the Riverside facility. It was acquired as investment property from a director of the Company and previously noted as a Company purchase. In March 2000, the Company closed a newly opened branch office in Tampa due its inability to achieve a satisfactory level of performance. In response to a decline in revenues experienced by the Brandon and Sunpoint facilities, the Company acquired its own radiologists. In the past the Company contracted with third party radiologist groups for its diagnostic readings. The Company estimates lost revenues during this period of transition of approximately $700,000. The Company hopes to win back its market share of readings, but realizes this may take six to nine months. The Company is in default of its debt and lease obligations and has not obtained a waiver of default. These the long-term obligations have been reclassified to current due to acceleration clauses contained in the contract. The Company believes with the successful completion of American Enterprise Solutions Inc. private placements, that it will be able to move forward with financing alternatives currently under discussion, which could resolve the Company's deficiencies and allow the Company to satisfactorily conclude its litigation. There is no assurance that the Company will be successful in securing additional financing or capital through equity or debt securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 2000 were $1,192,000 compared to $2,209,000 for the same period in 1999, representing a 46% decrease. Approximately 39% or $398,000 of the decline is attributable to the Orange Park facility, closed in the second quarter 1999. The remaining facilities experienced a decrease in net revenues of approximately $619,000. The Company attributes this loss in revenue to difficulties the Company had experienced with its contracted radiologists. In response, the Company cancelled the contracts and obtained its own radiologists. The Company hopes to win back its market share over a period of six to nine months.

Direct operating expenses for the three months ended March 31, 2000 were $1,006,000 compared to $1,268,000 for the same period in 1999, representing a 20% decrease. Direct operating expenses as a percentage of net revenue increased to 84% from 57% for the three months ended March 31, 2000 and 1999, respectively. The increase as a percent of net revenue is due to certain direct costs such as equipment rental and personnel costs, which do not vary proportionately with net revenues.

General and administrative expenses for the three months ended March 31, 2000 were $804,000 compared to $1,077,000 for the same period in 1999, representing a 25% decrease. Approximately $180,000 of this decrease is due to the closing of the Orange Park facility in the second quarter of 1999.

Depreciation and amortization costs decreased to $242,000 from $268,000 for the quarters ending March 31, 2000 and 1999, respectively. This is attributable to certain costs being fully depreciated or amortized. Interest expense has decreased to $155,000 from $201,000 for the quarters ending March 31, 2000 and 1999, respectively. This is the result of certain long-term debt being satisfied through foreclosure of mortgaged property in the 3rd quarter of 1999.

The decrease in revenues was greater than the reduction in operating costs for the quarter resulting in a net loss of $999,000 compared to a net loss of $522,000 for the same period in 1999. The Riverside facility contributed a loss of approximately $(325,000), compared to a loss of $(143,000) for the corresponding 1999 period. The closed Orange Park facility had no effect on operations is 2000, compared to the loss of $131,000 for the same period in 1999. Brandon (the Company's most mature center) experienced a loss of approximately $441,000 compared to a profit of $54,000 for the same period in 1999. The Company attributes the loss to the decline in revenues discussed above with no significant offsetting decrease in costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company has a working capital deficiency of approximately $(9,326,000) after reclassification of all long-term lease payments to current (more fully discussed below), a deficiency of net assets of $(6,146,000), and is involved in litigation with its major lessor due to late payments. The Company is in default of lease obligations approximating $2.8 million due to late payments of approximately $560,000. During this period the Company has not received a waiver of default and therefore, has reclassified its long-term lease obligations approximating $1.2 million to short term. The Company is also in default of a $1.6 million term note due June 1999 to its major lessor. At March 31, 2000, the Company was in default of certain bank debt approximating $193,000 due to late payments approximating $77,000. No waiver of default has been received and therefore the Company has reclassified approximately $153,000 of long-term debt to current.

In an agreement entered into with AES funding Corporation ("AES Funding", a wholly owned subsidiary of American Enterprise solutions, Inc.) the Company sells its accounts receivables to AES Funding in exchange for an amount equal to the eligible receivables net of an allowance for doubtful accounts. AES Funding funds its purchase of the receivables by a 5 million dollar loan agreement it has with Healthcare Capital Resources (agent) and HCR Pool III Funding Corp. (lender). Interest is at the rate of Prime plus 1.5%. The company is not in compliance with certain loan covenants. In this event, the lender has the right to call the loan. The Company is not aware of the intent of the lender to exercise this right and is currently striving to achieve compliance. At March 31, 2000, the Company has borrowed $1,550,869 on the line with no additional availability.

In the quarter ending March 31, 2000, the Company's cash position remained unchanged with all available cash $39,000 and $1,000 provided by operating activities and investing activities, respectively being used by financing activities for debt retirement.

As a result of the continued losses experienced by the Riverside facility, the Company closed the center in April 2000. The company expects to better utilize certain Riverside medical equipment in the Brandon and Sunpoint operations. The Company currently is maintaining a mobile MRI in the Jacksonville, Florida region.

In August 1999, the Company opened a new 1,500 square foot fixed site location ("Long Lake") in Tampa, Florida, as a branch of the Brandon Diagnostic Center, Ltd. offering limited diagnostic studies. Due to a disappointing ramp up of revenues and losses sustained by the operation the branch was closed in March 2000. The equipment will be utilized in existing facilities.

Cost containment, closure of its Riverside and Long Lake facilities, Company vendors continuing to work with the Company, success in curing its lease and loan defaults and a satisfactory conclusion to its litigation will all play a role in returning the Company to satisfactory levels. There is no assurance that these short-term needs can be met.

On March 27, 2000 the Company affected a 4 for 1 reverse stock split in contemplation of its pending merger with American Enterprise Solutions, Inc. ("AESI").

The Company's long-term growth strategies will require additional funds. Upon the completion of the merger with AESI, the Company will take on the two paradigms of AESI. Wherein, the Company will seek to expand and duplicate its Care1.com and fully develop VitalTrust, an Internet/Intranet and virtual network gateway utility. Care1.com is a Community Healthcare Delivery System providing comprehensive delivery of all healthcare services while electronically interactively linking with VitalTrust. When the merger is complete and the Company proceeds with the establishment of additional facilities, or encounters favorable acquisition opportunities, the Company may incur, from time to time, additional indebtedness and attempt to issue equity or debt securities in public or private transactions. There is no assurance that the Company will be successful in securing additional financing or capital through equity or debt securities.

 .
The Company's financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company's independent certified public accountant's report on the Company's 1999 Financial Statements contained in the Company's Annual Form 10-KSB included a going concern qualification. The information contained in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 remains relevant related to the status of certain of the Company's operational and funding matters and, accordingly, should be referred to in conjunction with this Form 10-QSB.

YEAR 2000 ISSUES

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the year 2000. The Company properly completed its Year 2000 modifications and did not experience any significant Year 2000 problems.

PART II.                       OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

In February 2000, Siemens Credit Corporation, filed suit in the Circuit Court of the 13th Judicial Circuit in Hillsborough County, Florida, for breach of certain Work Out agreements, and lease contracts. Principal parties to the suit include the Company and its parent AESI, and certain past officers of the Company. The suit alleges damages of approximately $4.5 million and replevin of certain leased medical equipment. A similar suit was filed against the Company's subsidiary, National Diagnostics/Riverside, Inc. alleging damages of $1.3 million and replevin of certain leased medical equipment. Refer to the Company's Form 10-KSB for the year ending December 31, 1999 for further discussion. An evidentiary hearing is set for June 6, 2000 to show cause why the equipment should not be immediately turned over to Siemens. In the event of an adverse outcome to the above litigation, the results could materially impact the Company's financial position, results of operations, or liquidity.

Other than as disclosed above, there have been no material developments in the Company's legal proceedings from that which was reported in the Company's Form 10-KSB for the year ending December 31, 1999.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company is in default of its major lease commitments due to arrearages. Total in default approximates $2,827,000 at March 31, 2000, with arrearages approximating $560,000.

The Company is in default of a Term loan of approximately $1,634,000 due June 1, 1999, to its major lessor.

The Company is in technical default of certain reporting covenants with its credit line and is working toward satisfying these defaults. The credit line approximates $1,674,000 as of April 27, 2000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February 2000, the majority security holders voted to change the name of the Company to American Enterprise.com, Corp and affect a reverse 4 to 1 stock split.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS FILED AS PART OF THIS REPORT:

10.47 Fifth Amendment to Merger Agreement by and between the Company and American Enterprise Solutions, Inc. effective February 23, 2000

27.1     Financial Data Schedule

(B)  REPORTS ON FORM 8-K

         In March 2000, the Company filed Form 8-K describing the Company's name change to American Enterprise.com, Corp; indicating a four to one reverse split of all common stock issued and outstanding; and indicating the change of the Company's trading symbol on the OTC Bulletin Board to "AMER" from "AECC" and formerly "NATD".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000


           AMERICAN ENTERPRISE.COM, CORP

           /s/ CHUCK BROES                      /s/ CARDWELL NUCKOLS
           -------------------------------      --------------------------------
           Chuck Broes                          Cardwell Nuckols, PhD
           Chief Executive Officer              President


           /s/ DENNIS HULT
           -------------------------------
           Dennis C. Hult
           Compliance Officer

                           NATIONAL DIAGNOSTICS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
------                       -----------------------

10.47 Fifth Amendment to Merger Agreement by and between the Company and American Enterprise Solutions, Inc. effective February 23, 2000

27.1     Financial Data Schedule