Form 10QSB
period 2000-06-30
AMERICAN ENTERPRISE COM CORP
filed 2000-08-14
CIK 925894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-24696


                         AMERICAN ENTERPRISE.COM, CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                FLORIDA                                          59-3248917
                -------                                       ----------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


755 WEST BRANDON BLVD., BRANDON, FLORIDA                            33511
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)


         Registrant's Telephone Number, including area code:    (813) 882-6567

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

Class:  Common Stock, No Par Value     Outstanding at June 30, 2000,   2,250,000

Transitional Small Business Disclosure Format (check one)     YES [ ]  NO [X]

                         AMERICAN ENTERPRISE.COM, CORP.

                              INDEX TO FORM 10-QSB

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.      FINANCIAL STATEMENTS

Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets at
                           December 31, 1999 and June 30, 2000               3


                    Condensed Consolidated Statements of Operations
                           for the three and six months ended June 30,
                           1999 and 2000                                     5


                    Condensed Consolidated Statements of Cash Flows
                           for the three and six months ended
                           June 30, 1999 and 2000                            6


                    Notes to Condensed Consolidated Financial Statements     8



Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations              10



PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 3.  Defaults Upon Senior Securities                                    13

Item 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                  14

ITEM - 1.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                   DECEMBER 31,    JUNE 30, 2000
                                                                                      1999           (UNAUDITED)
                                                                                   -----------       -----------
Current Assets:
     Related party receivable from net accounts receivable financing               $ 1,880,745       $ 1,741,047
     Due from related party                                                            185,636                --
     Prepaid expenses and other current assets                                          19,350             3,621
                                                                                   -----------       -----------

         Total current assets                                                        2,085,731         1,744,668
                                                                                   -----------       -----------

Property and equipment:                                                              9,457,187         9,459,993
     Less:  accumulated depreciation and amortization                               (6,386,445)       (6,859,279)
                                                                                   -----------       -----------

         Net property and equipment                                                  3,070,742         2,600,714
                                                                                   -----------       -----------

Other assets:
     Excess of purchase price over net assets acquired, net of accumulated
          amortization of $117,360 and $96,360 in 1999 and 1998, respectively          302,567           292,067
     Other                                                                              50,622            50,104
                                                                                   -----------       -----------

         Total other assets                                                            353,189           342,171
                                                                                   -----------       -----------

                                                                                   $ 5,509,662       $ 4,687,553
                                                                                   ===========       ===========


See Accompanying Notes.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              DECEMBER 31,      JUNE 30, 2000
                                                                                  1999            (UNAUDITED)
                                                                              ------------       ------------
Current liabilities:
     Line of credit, related party                                            $  1,493,389       $  1,153,734
     Note payable                                                                1,633,511          1,633,511
     Note due to related parties                                                   128,450             65,950
     Current installments of long-term debt                                        192,512            192,512
     Current installments of obligations under capital leases                    2,873,535          2,767,890
     Accounts payable                                                            2,179,713          2,464,933
     Accrued rent                                                                  561,462            614,806
     Accrued interest                                                              512,251            692,773
     Accrued expenses, other                                                     1,120,951          1,197,561
     Due to related parties                                                             --            962,223
                                                                              ------------       ------------

         Total current liabilities                                              10,695,774         11,745,893

Long-term liabilities:

         Total liabilities                                                      10,695,774         11,745,893
                                                                              ------------       ------------

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, no par value, 1,000,000 shares authorized, 500,000
        shares issued and 368,815 shares outstanding                             1,475,260          1,475,260
     Common stock, no par value, 2,250,000 shares authorized, 2,245,000,
        and 2,250,000 issued and outstanding in 1999 and 2000                          449                450
     Additional paid-in capital                                                  3,625,775          3,665,774
     Note receivable from stockholder                                             (910,835)          (910,835)
     Retained earnings (accumulated deficit)                                    (9,376,761)       (11,288,989)
                                                                              ------------       ------------

         Net stockholders' equity (deficit)                                     (5,186,112)        (7,058,340)
                                                                              ------------       ------------

                                                                              $  5,509,662       $  4,687,553
                                                                              ============       ============


See Accompanying Notes.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS                        SIX MONTHS
                                                    ENDED                               ENDED
                                                   JUNE 30                             JUNE 30
                                                 (UNAUDITED)                         (UNAUDITED)
                                        -----------------------------       -----------------------------
                                            1999              2000              1999              2000
                                        -----------       -----------       -----------       -----------
Revenue, net                            $ 1,517,648       $ 1,011,184       $ 3,726,386       $ 2,203,039
                                        -----------       -----------       -----------       -----------

Operating expenses:
     Direct operating expenses              845,950           842,264         2,113,629         1,848,553
     General and administrative             875,121           682,955         1,951,680         1,486,995
     Depreciation and amortization          267,959           241,495           536,030           483,852
                                        -----------       -----------       -----------       -----------

         Total operating expenses         1,989,030         1,766,714         4,601,339         3,819,400
                                        -----------       -----------       -----------       -----------

         Operating loss                    (471,382)         (755,530)         (874,953)       (1,616,361)

Interest expense                            186,984           174,014           388,134           328,552
Interest income                              36,705            15,937           102,688            31,879
Other income                                198,386               806           215,560               806
                                        -----------       -----------       -----------       -----------

Loss before income taxes                   (423,275)         (912,801)         (944,839)       (1,912,228)

Income taxes                                     --                --                --                --
                                        -----------       -----------       -----------       -----------

         Net loss                       $  (423,275)      $  (912,801)      $  (944,839)      $(1,912,228)
                                        ===========       ===========       ===========       ===========


Net (loss) per common share             $      (.19)      $      (.41)      $      (.43)      $      (.85)
                                        ===========       ===========       ===========       ===========

Weighted average number of
    common shares outstanding             2,220,000         2,250,000         2,220,000         2,249,863
                                        ===========       ===========       ===========       ===========



See Accompanying Notes.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS                        SIX MONTHS
                                                                       ENDED                              ENDED
                                                                      JUNE 30                            JUNE 30
                                                                    (UNAUDITED)                        (UNAUDITED)
                                                           -----------------------------       -----------------------------
                                                               1999              2000              1999              2000
                                                           -----------       -----------       -----------       -----------
Cash flows from operating activities:
     Net (loss)                                            $  (423,275)      $  (912,801)      $  (944,839)      $(1,912,228)
     Adjustments to reconcile net (loss) to
        net cash provided by operating activities:
     Depreciation and amortization                             268,009           241,495           536,080           483,852
     Common stock issued - employee stock plan                      --                --                --            40,000
     Provision for Bad Debts                                    31,138                --           120,700                --
     (Increase) decrease in accounts receivable                171,826                --          (405,356)               --
     Decrease in related party receivable
           from receivable financing                           152,335           402,677           152,335           139,698
     Increase (decrease) in due to related parties            (177,856)          476,124           481,601           808,204
     Decrease in prepaid expenses and other
        current assets                                          98,464             7,864            30,653            15,729
     Increase (decrease) in accounts payable                  (122,667)         (299,491)           52,468           285,220
     Increase in other accrued expenses                         74,855           146,481           151,368           310,476
     Decrease in deferred lease payments                       (15,444)          (11,867)          (30,888)          (23,732)
                                                           -----------       -----------       -----------       -----------

     Net cash provided by operating activities                  57,385            50,482           144,122           147,219
                                                           -----------       -----------       -----------       -----------

Cash flows provided (used) by investing activities:
     Purchases of property and equipment                        (3,764)           (3,636)          (38,749)           (3,636)
     Disposal of property and equipment                        111,223                --           111,223               830
                                                           -----------       -----------       -----------       -----------

     Net cash provided (used) by investing activities          107,459            (3,636)           72,474            (2,806)
                                                           -----------       -----------       -----------       -----------

Cash flows provided (used) by financing activities:

     Repayment of long-term borrowings                         (40,718)               --           (65,578)               --
     Proceeds of borrowing from related parties                 18,697                --            50,250                --
     Repayment of borrowing from related parties                    --                --            (9,300)          (62,500)
     Proceeds from note receivable from stockholder            155,865                --           155,865                --
     Principal payments under capital lease
        obligations                                           (195,110)          (46,846)         (244,255)          (81,913)
                                                           -----------       -----------       -----------       -----------

     Net cash provided (used) by financing activities          (61,266)          (46,846)         (113,018)         (144,413)
                                                           -----------       -----------       -----------       -----------

Net increase in cash                                           103,578                --           103,578                --

Cash at beginning of period                                         --                --                --                --
                                                           -----------       -----------       -----------       -----------

Cash at end of period                                      $   103,578       $        --       $   103,578       $        --
                                                           ===========       ===========       ===========       ===========



See Accompanying Notes.                                              (continued)

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS                  SIX MONTHS
                                                      ENDED                         ENDED
                                                     JUNE 30,                      JUNE 30,
                                                   (UNAUDITED)                   (UNAUDITED)
                                             ------------------------      ------------------------
                                                1999           2000           1999           2000
                                             ---------      ---------      ---------      ---------
Supplemental disclosure of cash flow
     information - interest paid             $  85,825      $      --      $ 205,697      $ 148,775
                                             =========      =========      =========      =========

      Assets added under capital leases      $      --      $      --      $ 265,885      $      --
                                             =========      =========      =========      =========

In February of 1999 the Company refinanced its line of credit approximating $1,210,000 with a new line from AESI Funding, Inc. (a company wholly owned by American Enterprise Solutions, Inc.). The Company transfers its accounts receivables in exchange for the line of credit.



See Accompanying Notes.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES
                                  JUNE 30, 2000


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by American Enterprise.com, Corp (formerly known as National Diagnostics, Inc.,) and Subsidiaries (the "Company") for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the information presented. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

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

a)       LOSS PER COMMON SHARE

Basic loss per share is the same as the diluted loss per share since the Company had a net loss for the quarter ended June 30, 1999 and 2000. Outstanding stock options and warrants have not been considered in these computations since the effect of their inclusion would be anti-dilutive.

The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                                                       THREE MONTHS                         SIX MONTHS
                                                           ENDED                              ENDED
                                                          JUNE 30                            JUNE 30
                                               -----------------------------       -----------------------------
                                                   1999              2000              1999              2000
                                               -----------       -----------       -----------       -----------
Numerator:

     Net loss                                  $  (423,275)      $  (912,801)      $  (944,839)      $(1,912,228)
                                               ===========       ===========       ===========       ===========

Denominator:

     Weighted average number of
         Common shares used in basic EPS         2,220,000         2,250,000         2,220,000         2,249,863
     Effect of dilutive stock options and
         warrants                                       --                --                --                --
                                               -----------       -----------       -----------       -----------
     Weighted number of common shares
         and dilutive potential common
         stock used in diluted EPS               2,220,000         2,250,000         2,220,000         2,249,863
                                               ===========       ===========       ===========       ===========

(2)      MERGER AGREEMENT WITH AMERICAN ENTERPRISE SOLUTIONS, INC.

In February 1998, the Company signed a definitive merger agreement with American Enterprise Solutions, Inc. ("AESI"), a private company formed in August 1997 to acquire and develop community health care enterprises. In conjunction with the merger agreement, the parties in March 1998 executed a stock purchase agreement whereby AESI acquired 500,000 shares of the Company's preferred stock for consideration valued at $2,000,000. Holders of the preferred stock voting as a separate class have a right to 8 votes per share. In March 1998, AESI converted 131,185 shares of the preferred stock into approximately 65% of the company's outstanding shares of common stock. As part of the merger, the remaining 368,815 shares of preferred stock, representing 100% of the outstanding preferred stock will be converted so that 5,514,352 in total common stock would be issued. AESI will then own approximately 85% of the Company. In March 1998 AESI's current C.E.O. and board member and another AESI approved board member, were appointed to the Company's Board of Directors filling two of the three positions of the Board. In April 1998, the Board of Directors of the Company approved the merger with AESI whereby AESI is the acquirer for accounting purposes. In order to affect the merger, the Company's authorized shares of common stock will be increased. AESI, owning approximately 65% of the outstanding shares of the Company's common stock and 100% of the outstanding preferred stock has provided written consent and approval of the merger which under Florida Business Corporation Act precludes the need for further stock holder approval. The closing date of the merger was extended in December 1999 to occur no later than December 2000 upon the satisfaction of the closing conditions. In March 2000, the Company completed a reverse 4 to 1 stock split (adjusted retroactively within the financial statements) in contemplation of completing its merger with AESI.

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

(4)      ACCOUNTS RECEIVABLE FINANCING

In February 1999, the Company's parent (AESI) established a subsidiary, AES Funding, Inc. (Funding), to service the accounts receivable financing (line of credit). Under the financing agreement, certain AESI subsidiaries, including the Company, transfer all of their customer accounts to Funding to collateralize the debt. The transfer is recorded at book value, gross account balance less estimated allowance for contractual adjustments and bad debt provisions. The accounts receivable are divided into two categories, eligible and ineligible as defined by the financing agreement with the lender, indicating which accounts receivable are used to determine Funding's borrowing base. In accordance with the financing agreement the eligible accounts, which represent a substantial portion of all accounts are sold (as defined by SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities") to Funding, and the ineligible accounts are contributed as capital to Funding. If the cash collected on the ineligible accounts is not required to pay down Funding's outstanding debt then the cash is remitted to the respective company. This occurs when the eligible accounts provide the lender sufficient coverage. Since inception of the financial program, ineligible accounts collateralized have not been needed to reduce outstanding debt. The ineligible accounts receivable contributed to Funding in essence are reflected in the Company's records as an investment in Funding, which is subsequently reduced by collection of these accounts (i.e., recognized as a return of capital). As actual cash is not remitted to the Company, the corresponding effect is to increase the amount due from related party.

At June 30, 2000, approximately $50,000 of net ineligible accounts receivables was contributed to Funding and has not yet been collected. The Company and Funding fully expect that these accounts will be substantially collected and such collections will be applied to the due from related party account.

At June 30, 2000, the Company's balance sheet reflects a related party financing obligation of $1,153,734, which principally represents the amounts previously owed by the Company to a third party lender at January, 1999 and paid off by Funding's new line of credit. Through operation of the affiliated financing program between the Company and Funding, the line of credit balance on the Company's book is periodically changed to equal the Company's assumed portion of Funding's consolidated line of credit based on the Company's borrowing base which is predicated on the value of the Company's accounts receivable. When the Company's line of credit amount is adjusted a corresponding and offsetting adjustment is made to the due to or from related parties (i.e. there is no cash flow effect).

The initial term of Funding's and AESI's agreement with its lender is through January 2002, with automatic annual extensions unless terminated by either party. The interest rate is prime (Citibank N.A.'s prime rate) plus 1.5%. At June 30, 2000, Funding and AESI are not in compliance with certain loan covenants of the financial agreement. In this event, the lender has the right to call the loan. AESI is not aware of the intent of the lender to exercise the right and is currently striving to achieve compliance. The Company's $1,153,734 allocation of the debt is classified on the balance sheet as a current liability due to the non-compliance issue.

(5)      OBLIGATIONS UNDER CAPITAL LEASES

In November 1998, the Company refinanced with its major lessor its major medical lease obligations. The Company fell behind in its lease obligations and in March 1999, the Company entered into another agreement with its major lessor, which would allow the Company to make installments through September 1999, for its arrearages. The Company fell behind in its payments in accordance with the latest agreement. At June 30, 2000, the Company is in arrears approximately $687,000 on its lease obligations and has not paid the term loan of $1.6 million. Generally, while in default, the lessor may accelerate the lease obligation. The major lessor filed suit to accelerate the lease obligations (see
Note 7 Legal Actions). The other lessors have been cooperating with the Company; generally not allowing more than 60 days past due on lease payments. Since the Company has not obtained waivers of default, the Company has reclassified its long-term lease obligations, approximating $1,375,000, to current. The Company expects to negotiate additional refinancing (subject to lessor approval) of its major lease obligations in the third quarter of year 2000. There is no assurance that the Company will be successful in securing additional financing or capital through equity or debt securities.

(6)      LONG-TERM DEBT

A lender filed suit in February 2000 to accelerate debt obligations due to late payments (see Note 7 Legal Action). Subsequently, the Company entered into a Forbearance and Settlement Agreement where in loans were consolidated and refinanced over five (5) years at 9.5% interest. The first installment due July 16, 2000, of $4,056 has not been made and therefore, the long-term portion of debt approximating $152,000 has been reclassified to short-term.

(7)      LEGAL ACTION

On March 14, 1999, Carnegie Capital, Ltd. ("Carnegie Capital") was awarded a final judgment of foreclosure on the Company's Orange Park facility due to arrearages. Carnegie Capital agreed to stay its foreclosure action until June 11, 1999, pending a sale of the property by the Company. Due to a technical defect in the title, the sale did not occur and in July the property was foreclosed. In December 1999, Carnegie Capital filed for a deficiency judgment. Mediation in this matter was held on July 24, 2000, and the case was settled with the Company agreeing to pay $24,000 over 190 days.


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

In February 2000, Siemens Credit Corporation, filed suit for breach of certain Work Out agreements, and lease contracts. Principal parties to the suit include the Company and its parent AESI, and certain past officers of the Company. The suit alleges damages of approximately $4.5 million and replevin of certain leased medical equipment. A similar suit was filed against the Company's subsidiary, National Diagnostics/Riverside, Inc. alleging damages of $1.3 million and replevin of certain leased medical equipment. In November 1998, the company refinanced with Siemens its major lease obligations. The Company fell behind in its lease obligations and in March 1999, the Company entered into another agreement (the "Work Out" agreement) with its major lessor, which would allow the Company to make installments through September 1999, for its arrearages. The Company had fallen behind in its payments in accordance with the latest agreements. On June 20, 2000, the court granted a Prejudgment Writ of Replevin (subsequently issued post 30 days) entitling Siemens to take possession of approximately $2.5 million of medical equipment currently utilized in two of the Company's diagnostic centers. On August 2, 2000, the Company entered into a Forbearance Agreement with Siemens, which effectively postpones the execution of the Prejudgment Writs of Replevin until November 17, 2000. Among other conditions of the Forbearance Agreement, the Company agreed to pay Siemens $360,000. The Company's parent AESI paid these funds on behalf of the Company. The Company also agreed to an order for a Prejudgment Writ of Replevin for the equipment located in the Company's closed facility. In the event of an adverse outcome to the above litigation, the results could materially impact the Company's financial position, results of operations, or liquidity.

In February 2000, Provident Bank of Florida, filed suit for monies due as a result of the failure to make payments under certain note and loan agreements. The suit alleges damages of approximately $193,000 and replevin of certain collateralized equipment. The principal parties to the suit are the Company, certain subsidiaries, and the Company's parent AESI. Subsequently, the Company entered into a Forbearance and Settlement Agreement where in loans were consolidated and refinanced over five (5) years at 9.5% interest.

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

Highland Properties of Gulfcoast, Ltd filed suit in the Circuit Court of Hillsborough County, Florida seeking damages approximating $75,000 and possession of certain leased spaces for unpaid rent. The Company negotiated a settlement and entered into a new two (2) year lease effective June 1, 2000.

A former employee filed suit on June 21, 2000, against the Company and its parent alleging breach of an employment agreement. The employee is seeking damages exceeding $450,000. A hearing has been set for October 4, 2000, on the Company's motion to dismiss the complaint and to transfer venue. The Company intends to defend the claim vigorously and believes the probability for liability to be marginal.

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

(8)        OPERATIONAL MATTERS AND LIQUIDITY

The Company had a net loss for the quarter ending June 30, 2000, of $913,000 and at June 30, 2000, has a working capital deficiency of approximately $(10,001,000) after reclassification of all long-term lease payments to current (more fully discussed above), a deficiency of net assets of $(7,058,000) and is involved in litigation with its major medical equipment lessor due to late payments. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to return to its level of profitability. In addition, the success of the Company could also, among other things, require obtaining additional financing or capital infusions and obtaining a satisfactory solution to its litigation with its major medical lessor. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the Company's continued losses from its Riverside facility, the Company closed the Riverside facility in April 2000. In response to a decline in revenues experienced by the Brandon and Sunpoint facilities, the Company acquired its own radiologists (previously reported in the first quarter) and made changes to its operating management in the second quarter. The Company hopes to win back its market share of readings, but realizes this may take six to nine months. The Company is in default of its debt and lease obligations and has not obtained a waiver of default. These long-term obligations have been reclassified to current due to acceleration clauses contained in the contract. The Company believes with the successful completion of American Enterprise Solutions Inc. private placements, that it will be able to move forward with financing alternatives currently under discussion, which could resolve the Company's deficiencies and allow the Company to satisfactorily conclude its litigation. There is no assurance that the Company will be successful in obtaining its goals.

                         AMERICAN ENTERPRISE.COM, CORP.
                                AND SUBSIDIARIES

ITEM- 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net revenues for the second quarter ended June 30, 2000, were $1,011,000 compared to $1,518,000 for the same period in 1999, representing an 33% decrease. Approximately 43% of the $507,000 decline is attributable to the closed facilities. The remaining diagnostic centers realized a net decline in revenues of approximately $290,000, or 21% compared to the same period in the preceding year. Year to date revenues were down 41% to $2,203,000. Closed centers contributed 38% of the decline. The Company hopes to reverse the downward trend as a result of second quarter changes made with operating middle management.

Direct operating expenses for the second quarter ended June 30, 2000 were $842,000 compared to $846,000 for the same period in 1999. Excluding the effect of the closed facilities, direct costs increased $150,000 or 28% from the same period in the preceding year. This increase is due to costs related to certain equipment transferred to the operating facilities from closed centers.

General and administrative expenses for the second quarter ended June 30, 2000 were $683,000 compared to $875,000 for the same period in 1999, representing a 22% decrease. Excluding the effect of the closed facilities, general and administrative costs decreased approximately 14% or $92,000, caused generally by an overall decrease in personnel and related costs. Depreciation and amortization costs decreased to $241,000 from $268,000 for the quarters ending June 30, 2000 and 1999, respectively. This is attributable to costs being fully amortized. Interest expense has decreased to $174,000 from $187,000 for the quarters ending June 30, 2000 and 1999, respectively. This is due primarily from the decrease in the line of credit.

The decrease in expenses was not sufficient to offset the decrease in revenues resulting in a quarter loss of $912,000 compared to $423,000 for the same period in 1999. The Riverside facility (closed in the second quarter) contributed a $425,000 loss compared to a loss of $182,000 for the same period in 1999. The Brandon facility experienced a loss of $215,000 compared to a $312,000 profit in 1999. The Sun Point facility posted a loss of $91,000 for the quarter compared to a profit of $102,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company has a working capital deficiency of approximately $(10,001,000) after reclassification of all long-term lease payments to current (more fully discussed below), a deficiency of net assets of $(7,058,000), and is involved in litigation with its major lessor due to late payments. The Company is in default of lease obligations approximating $2.5 million due to late payments of approximately $687,000. During this period the Company has not received a waiver of default and therefore, has reclassified its long-term lease obligations approximating $1.6 million to short term. The Company is also in default of a $1.6 million term note due June 1999 to its major lessor. At June 30, 2000, the Company was in default of certain bank debt approximating $193,000 due to late payments approximating $4,000. No waiver of default has been received and therefore the Company has reclassified approximately $153,000 of long-term debt to current.

In an agreement entered into with AES funding Corporation ("AES Funding", a wholly owned subsidiary of American Enterprise solutions, Inc.) the Company sells its accounts receivables to AES Funding in exchange for an amount equal to the eligible receivables net of an allowance for doubtful accounts. AES Funding funds its purchase of the receivables by a 5 million dollar loan agreement it has with Healthcare Capital Resources (agent) and HCR Pool III Funding Corp. (lender). Interest is at the rate of Prime plus 1.5%. The company is not in compliance with certain loan covenants. In this event, the lender has the right to call the loan. The Company is not aware of the intent of the lender to exercise this right and is currently striving to achieve compliance. At June 30, 2000, the Company has borrowed $1,153,734 on the line with no additional availability.

In the quarter ending June 30, 2000, the Company's cash position remained unchanged with all available cash $50,482 provided by operating activities being used primarily to pay down capital lease obligations.

As a result of the continued losses experienced by the Riverside facility, the Company closed the center in April 2000.

In June 2000, the Company entered into a Forbearance Agreement with its major medical equipment lessor. The Forbearance Agreement effectively postpones any replevin action toward the leased equipment until November 17, 2000, (see legal proceedings). In the meantime, the Company, with the help of AESI, is seeking financing (subject to the approval of the lessor) which will allow the Company to retain the equipment.

Cost containment, closure of its Riverside facility, Company vendors continuing to work with the Company, success in curing its lease and loan defaults and a satisfactory conclusion to its litigation will all play a role in returning the Company to satisfactory levels. There is no assurance that these short-term needs can be met.

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

                                OTHER INFORMATION

PART II.

ITEM 1.    LEGAL PROCEEDINGS

In February 2000, Siemens Credit Corporation, filed suit in the Circuit Court of the 13th Judicial Circuit in Hillsborough County, Florida, for breach of certain Work Out agreements, and lease contracts. Principal parties to the suit include the Company and its parent AESI, and certain past officers of the Company. The suit alleges damages of approximately $4.5 million and replevin of certain leased medical equipment. A similar suit was filed against the Company's subsidiary, National Diagnostics/Riverside, Inc. alleging damages of $1.3 million and replevin of certain leased medical equipment. Refer to the Company's Form 10-KSB for the year ending December 31, 1999, and Forms 8-K dated June 20 and August 4, 2000, for further discussion. On June 20, 2000, the Circuit Court in Hillsborough County, Florida, granted a Prejudgment Writ of Replevin (subsequently issued post 30 days) entitling Siemens to take possession of approximately $2.5 million of medical equipment currently utilized in two of the Company's diagnostic centers. On August 2 2000, the Company entered into a Forbearance Agreement with Siemens, which effectively postpones the execution of the Prejudgment Writs of Replevin until November 17, 2000. Among other conditions of the Forbearance Agreement, the Company agreed to pay Siemens $360,000. The Company's parent AESI paid these funds on behalf of the Company. The Company also agreed to an order for a Prejudgment Writ of Replevin for the equipment located in the Company's closed facility.

In February 2000, Provident Bank of Florida, filed suit in Division H, Circuit Court in Hillsborough County, Florida, for monies due as a result of the failure to make payments under certain note and loan agreements. The suit alleged damages of approximately $193,000 and replevin of certain collateralized equipment. In June, the Company reached a settlement wherein Provident Bank consolidated and refinanced the debt over a five-year period.

Highland Properties of Gulfcoast, Ltd. filed suit in the Circuit Court of Hillsborough County, Florida, seeking damages of approximately $75,000 and possession of certain leased spaces for unpaid rent. The Company reached a settlement and the Company entered into a new two-year lease effective June 1, 2000.

On March 14, 1999, Carnegie Capital, Ltd. ("Carnegie Capital") was awarded by the Circuit Court, Fourth Judicial Circuit, Clay County, Florida, a final judgment of foreclosure on the Company's Orange Park facility due to arrearages. Carnegie Capital agreed to stay its foreclosure action until June 11, 1999, pending a sale of the property by the Company. Due to a technical defect in the title, the sale did not occur and in July the property was foreclosed. In December 1999, Carnegie Capital filed for a deficiency judgment. Mediation in this matter was held on July 24, 2000, and the case was settled with the Company agreeing to pay $24,000 over 190 days.

A former employee filed suit on June 21, 2000, in Division CA, Duval County, Florida, against the Company and its parent alleging breach of an employment agreement. The employee is seeking damages exceeding $450,000. A hearing has been set for October 4, 2000, on the Company's motion to dismiss the complaint and to transfer venue. The Company intends to defend the claim vigorously and believes the probably for liability to be marginal.

Other than as disclosed above, there have been no material developments in the Company's legal proceedings from that which was reported in the Company's Form 10-KSB for the year ending December 31, 1999.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company is in default of its major lease commitments due to arrearages. Total in default approximates $2,768,000 at June 30, 2000, with arrearages approximating $687,000.

The Company is in default of a Term loan of approximately $1,634,000 due June 1, 1999, to its major lessor.

The Company is in technical default of certain reporting covenants with its credit line and is working toward satisfying these defaults. The credit line approximates $1,276,000 as of August 8, 2000.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS FILED AS PART OF THIS REPORT:

           27.1                Financial Data Schedule

(b)  REPORTS ON FORM 8-K

In April and August 2000, the Company filed Form 8-K updating the latest developments in the Siemens litigation discussed in Part II, Item 1, Legal proceedings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000


           AMERICAN ENTERPRISE.COM, CORP

           /s/ CHUCK BROES                       /s/ CARDWELL NUCKOLS
           ----------------------------          -------------------------------
           Chuck Broes                           Cardwell Nuckols, PhD
           Chief Executive Officer               President



           /s/ DENNIS HULT
           ----------------------------
           Dennis C. Hult
           Compliance Officer