Form 10KSB
period 2002-12-31
AMERICAN ENTERPRISE CORP
filed 2003-03-03
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________to ___________

Commission file number: 0-24696

AMERICAN ENTERPRISE CORPORATION
(Name of small business issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3248917 (IRS Employer Identification No.)

5025 West Lemon Street
Tampa, Florida 33609
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (813)-287-9733

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock without par value
(Title of class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    [ ] Yes     [X] No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year: $13,559.00

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

    At close of business February 14, 2003 the aggregate market value of the common equity held by non-affiliates was $5,589,368.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    At December 31, 2002, there were 19,982,965 (nineteen million, nine-hundred and eighty-two, nine-hundred and sixty-five) shares of no par value common stock outstanding .

    At December 31, 2002, there were 368,318 (three-hundred and sixty-eight thousand, three-hundred and eighteen) Series A Preferred Shares issued and outstanding.

Documents Incorporated by Reference: 10-KSB Reference

Transitional Small business Disclosure Format. Yes ____ No X

American Enterprise Corporation
Annual Report Form 10-KSB
For the year ended December 31, 2002

TABLE OF CONTENTS

	Part I	Page
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Securities Holders
Part II
Item 5	Market for Common Equity and Related Stockholders Matters
Item 6	Management's Discussion and Analysis or Plan of Operation
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits and Reports on Form 8-K
Signatures

INTRODUCTORY NOTE

    This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

    The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company.

    In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

RISK FACTORS AND CAUTIONARY STATEMENTS

    Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Description of Business.

Business Development and Summary

    American Enterprise Corporation ("We", "our", "us" the "Company", "AMER") was formed as a Florida corporation during June, 1994. At that time, our corporate name was National Diagnostics, Inc. and through our wholly-owned subsidiaries, we provided diagnostic imaging services through several outpatient centers in Florida. During 1998, we changed our corporate name to American Enterprise.Com, Corp and continued to provide diagnostic imaging services through several outpatient centers located in the State of Florida. See "Trends, Risks and Uncertainties" and "Business of the Issuer."

    On May 1, 2001, American Enterprise.Com, Corp filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. On November 20, 2002, the Middle District of Florida Court confirmed the Company's Plan of Reorganization (the "Confirmed Plan" or "Plan"). At time of the Plan confirmation, the Company had no assets and no liabilities. During the period May 1 2001 through November 20, 2002, administrative fees including legal, accounting and consulting relating to the bankruptcy proceedings and maintenance of AMER were paid by our Chairman of the Board and Chief Executive Officer. We filed a copy of our confirmed Plan via the Securities and Exchange Commission EDGAR system on a Current Report Form 8-K on December 12, 2001. Copies of the Confirmed Plan are available to shareholders through the SEC's EDGAR System or by contacting our business office during normal working hours. See "Legal Proceedings."

    On November 20, 2002, following our Confirmed Plan, we had 2,250,000 no par value common shares and 368,318 Series A Preferred Shares issued and outstanding. This is the same number of common and preferred shares which were outstanding at the time we filed our voluntary reorganization. See "Market for Common Equity and Related Shareholder Matters" and "Security Ownership of Certain Beneficial owners and management and Related Shareholder Matters."

    During the two-year period of our bankruptcy we conducted no activities except those matters required to complete the bankruptcy process. During that two-year period, we changed our Board of Directors and operating Officers. As a part of our Confirmed Plan, we developed a business strategy to consolidate through acquisition, merger and joint-venture, Application Service Provider (ASP) delivered software and services. Initially, we intend to consolidate ASPs relating to the healthcare industry. Once acquired, we intend to organize the healthcare related ASP delivered software and services into five distinct categories and to act as the hub through which users exchange information, conduct transaction and communicate in real-time. See "Business of the Issuer", "Trends, Risks and Uncertainties" and "Directors, Executive Officers, Promoters and Control Persons."

    Our business strategy, particularly during our development phase, has a number of risk factors which we've highlighted in the section immediately following this introduction. See "Trends, Risks and Uncertainties."

    As a part of executing our strategy and as a part of our Plan, effective December 6, 2002, we executed an Acquisition Agreement with HealthCentrics, Inc., a privately-held Florida corporation. HealthCentrics is a development-stage Florida corporation formed February, 2002 to organize, develop and market a suite of Web-based medical accounting, billing and management information services to third party billing companies, practice management and healthcare provider organizations. Under the terms of the Acquisition Agreement, we exchanged 17,732,965 restricted common shares for 100% of the issued and outstanding shares of HealthCentrics. See "Business of the Issuer", "Executive Compensation", "Certain Relationships and Related Transactions" and "Exhibits and Reports on Form 8-K."

    To date, HealthCentrics has not engaged in any meaningful sales. A complete discussion of our HealthCentrics acquisition including a copy of the acquisition agreement is included in our Current Report Form 8-K filed December 12, 2002. See "Trends, Risks and Uncertainties",  "Business of the Issuer" and "Exhibits and Reports on Form 8-K."

    We accounted for the acquisition of HealthCentrics using the reverse-merger accounting method. Essentially this method of accounting mandates that the financial statements of the acquired company, HealthCentrics, reflect our financial position. In our Current Report on Form 8-K filed December 12, 2002, we included the audited financial statements of HealthCentrics for the period from inception on February 22, 2002 through June 30, 2002 taken together with the unaudited balance sheet and statement of income for the quarter ended September 30, 2002. See "Financial Statements" and "Management's Discussion and Analysis or Plan of Operation."

    Our Auditor's Report relating to our financial statements included with this Form 10-KSB highlight certain factors which, in the opinion of our independent auditor, raise substantial doubt about our ability to continue as a going concern. See "Trends, Risks and Uncertainties" and "Financial Statements."

Trends, Risks and Uncertainties

    We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that may Affect Future Results
    We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern"

    The Independent Auditor's Report issued in connection with the audited financial statements of the Company for the period ended December 31, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with resources necessary to continue operations.

Reliance on our Chairman of the Board, Chief Executive Officer and Majority Shareholder; Possible Future Dilution
    We have limited working capital and are primarily relying upon notes (borrowed funds) to operate. During the past two years, principally since May 1, 2001, our Chairman of the Board, Chief Executive Officer and majority shareholder Mr. John Stanton provided for all of our management and capital needs. Further, since February, 2002, Mr. Stanton has provided in excess of $1,000,000 of the capital needs of HealthCentrics and AMER. While Mr. Stanton continues to provide for the majority of our capital requirements, he is under no obligation to continue such financing and/or strategic guidance. In the event Mr. Stanton should discontinue his support, we may have difficulty in continuing our operations. In such an event, shareholders could lose their investment in its entirety. Historically, Mr. Stanton has provided his capital to us on a debt basis after which he may convert his debt into shares of our common stock. If, in the future we require additional capital, Mr. Stanton may contribute some or all of our requirements. We anticipate that as a part of any such loan, Mr. Stanton would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require Mr. Stanton's support, shareholders may experience dilution. At present, we do not maintain key man insurance for Mr. Stanton.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements
    In addition to the financial support we may receive from Mr. Stanton, we may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

Limited Operating History Anticipated Losses; Uncertainty of Future Results
    Although we were incorporated in June, 1994, our current sole operating subsidiary was formed February 22, 2002 and has not achieved meaningful revenues. Therefore, we have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving software programs and methods which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to: (i) further develop and market our products; (ii) establish distribution relationships; and (iii) build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of customer we are able to attract and the costs of continuing development of our software.

Reliance on Acquisitions to Achieve Our Business Objectives
    The acquisition of HealthCentrics represents the first step in our strategy to consolidate through acquisition, merger and joint-venture, ASP delivered software and services. Initially, we intend to consolidate ASPs relating to the healthcare industry. Once acquired, we intend to organize the healthcare related ASP delivered software and services into five distinct categories and to act as the hub through which users exchange information, conduct transaction and communicate in real-time. At present, we are in negotiations with a number of prospective acquisitions and joint-ventures. However, we have not yet formalized any of our discussions and all such potential acquisitions and joint ventures may not consummate for a number of reasons, many of which are beyond our control. As a result, we may not be successful in achieving our business objectives or, if acquisitions are made, we may not be successful in consolidating operations such that we achieve or maintain profitability.

Competition

    The market in which the Company competes is highly fragmented, with a large number of competitors that vary in size and scope. Principal competitors include Medical Manager, IDX, Inc., Medic Computer Systems, Infocure, Inc. and NueSoft, Inc. All of these competitors are more established, benefit from greater name recognition and have substantially greater resources than the Company. Moreover, the Company could face additional competition as other established and emerging companies enter the market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer subscriptions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and operating results. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of the Company's prospective consumers. While the Company believes it can differentiate its own product from these current and future competitors, focusing on the products' functionality, flexibility, adaptability and features, there can be no assurance that the Company will be able to compete successfully against current and future competitors. The failure to effectively compete would have a material adverse effect upon the Company's business, financial condition and operating results

Government Regulation

    The confidentiality of patient records and the new regulatory guidelines published by the Office of Inspector General for Compliance Program Guidance for Third-Party Medical Billing companies may influence the company's medical accounting billing services.  The services are also subject to substantial regulation by state governments. These state laws and regulations govern both the third party billing companies and their agents and subcontractors in developing effective internal controls that promote adherence to applicable federal and state law, as well as the program requirements of federal, state and private health plans. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other healthcare provider, regulations governing the third party billing companies are evolving rapidly. Further, legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures. There can be no assurance that changes to state or federal laws will not materially restrict the ability of healthcare providers to submit information from patient records using the Company's products or services.  .

Potential Fluctuations in Quarterly Operating Results
    Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including: the demand for our software; seasonal trends in purchasing; the amount and timing of capital expenditures and other costs relating to the development of our software; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the healthcare industry. Our quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely our operating results will fall below our expectations or those of investors in some future quarter.

Lack of Independent Directors

    We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors

    Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our Articles of Incorporation and By Laws provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Continued Control by Current Officers and Directors

    The present officers and directors own approximately 70.4%of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officer's salaries. Shareholders have no cumulative voting rights.

Delays in the Introduction of Our Products

    Our sole operating subsidiary, HealthCentrics, began actively marketing Version 3.0 during June - July, 2002. Based on the feedback we received from HealthCentric's Version 3.0, an updated Version 3.2 was introduced during December, 2002. To date, we have experienced delays in achieving our initial marketing expectations. We believe the factors which led to a general lack of acceptance of our software have been addressed in our Version 3.2. However, to date, we have not been able to achieve any meaningful market acceptance for our software and we are unable to predict with certainty that in the future any market acceptance will occur.

Limited Market Due To Penny Stock

    The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the penny stock designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Our Business

   Our business is to consolidate through acquisition, merger and joint-venture, ASP delivered software and services. Initially, we intend to consolidate ASPs relating to the healthcare industry. Once acquired, we intend to organize the healthcare related ASP delivered software and services into five distinct categories and to act as the hub through which users exchange information, conduct transaction and communicate in real-time.

    Each ASP acquired during this phase of our development would be categorized in one of five "Gateways." We use the term "Gateway" to refer to the channel or portal through which users access the AMER network. HealthCentrics fits our model within Gateway Two. Our five Gateways consist of:

Gateway One is designed to be a fee-based portal for use by patients and consumers. Gateway One represents the centerpiece of the AMER utility by empowering patients and consumers through real-time interactivity. Consumer/patients will be able to conduct a variety of transactions, and communicate with healthcare providers, employers, government agencies, payors and various healthcare organizations.

Gateway Two is designed to be a fee-based portal for use by providers. We have developed our business plan believing there are over 600,000 active physicians, more than 2 million nurses, 65,000 medical students, tens of thousands of researchers and over 1 million administrative healthcare professionals in the United States.

Gateway Three is designed to be a fee-based portal for use by employers. Gateway three is intended to streamline benefits administration processes with a goal of saving both time and money. In Gateway three, employers and their employees can use the AMER network to access human resources and benefits software systems, enter data, check real time information and conduct transactions.

Gateway Four is designed to address the needs of governmental agencies. Gateway Four will enable patients to enroll in local government-sponsored programs such as drug and alcohol, community wellness and women's health programs.

Gateway Five is designed to target third party organizations such as managed care, insurance and pharmaceutical companies. This essential Gateway Five becomes a point of entry to those third party organizations that provide a variety of services within the healthcare arena including communication, commerce, content, insurance, managed care, third-party administrators, claims processing and supplies.

    If we are successful at establishing AMER as a hub for these five Gateways, our business is built on the premise that we would add value:

For the patient through:

   - Improved access and communications with physicians;
   - Improved access to health information
   - Convenience and ease of use

For the provider through:

   - Improved access and communication with patients, leading to increased patient satisfaction;
   - Lower practice management costs and increased operational efficiencies;
   - Lower transaction costs with trading partners;
   - Wide access to payor information (e.g., eligibility, claims status, referrals, authorizations)

For the employer through:

   - Streamlined administrative processes;
   - Lower benefits administration costs;
   - Increased employee satisfaction;

For the Government through:

   - Increased participation in government healthcare programs;
   - Decreased healthcare costs

For third-parties through:

   - Lower claims transaction costs and increased operational efficiencies;
   - Improved communications capabilities with providers and consumers;
   - Access to information to support disease management programs which will reduce costs

The Application Service Provider (ASP) Model Delivery System

    The Company's entire business strategy is made possible through the evolution of Application Service Provider model software delivery systems. The term "Application Service Provider" or "ASP" denotes a means to sell and distribute software. When the ASP model is delivered through the worldwide Internet, conventional barriers to entry are eliminated. The use of an ASP model through the Internet makes available real-time interactivity for a greater number of users. The Company seeks to organize industry-related hubs wherein consumers/users can directly interface on an industry specific basis.

    The Company's first hub is targeted at the healthcare community and will reside within AMER. The following summary provides a basic understanding of an ASP model delivery system. At the outset, we need to distinguish between an "ISP" or Internet Service Provider and an "ASP" or Application Service Provider.

    Through the use of an ISP you're paying money so you can connect to the Internet. America On Line and Road Runner are examples of ISPs. The costs are typically nominal ranging from a few dollars up to twenty-five or thirty dollars per month. Once the user has arrived at their starting point of preference, they have unlimited access to every location available through the Internet.

    An ASP provides online access to an application and no client software is required. As described in The Wall Street Journal, Nov. 14, 1999, the ASP model is the basis for the business-to-business (B2B) Internet processing of tomorrow. All that is needed is a browser (e.g.., Internet Explorer) and an Internet Service Provider. The user simply logs on to the application, which is shared by others from a single server site.

    The advantages to the user are that no software installation is required on the business office desktops, no updates are required, and routine maintenance is handled at the ASP host rather than at the practice desktops or servers. Typically the ASP runs on existing systems and hardware, and no applications must be installed or maintained specific to that application. For this reason, the ASP model is being touted as the most efficient method of B2B processing.

    Through the increasing use of computers and commonality of the Internet, today's business marketplace is such that practically every significant or meaningful enterprise maintains a presence on the Internet. The proliferation of computers and thus the need for software, coupled with the mushroom growth and commonality of the Internet led to the development and use of the ASP model. The ISP therefore is that pathway that grants access to the world wide Internet. An Internet ASP is software or an application which can be used over the Internet.

    The proliferation of computers has given rise to the distribution of a wide variety of software. Word, excel, Pagemaker are all examples of software that is purchased both by consumers and business. Typically, the software is bought in the form of a disc which is then installed on a computer. Updates follow the same path. In the case of an ASP delivered application, the user simply accesses a specific Internet destination and begins use of the hosted software.

    Typically, the user pays some monthly fee which allows them to interact within set industry parameters. For example, HealthCentrics is an ASP delivery system organized to develop and market a suite of cost-effective Web-based medical accounting, billing and management information services to third-party billing companies, practice management organizations, and healthcare provider organizations. In the case of HealthCentrics, healthcare industry participants make use of a specific application for a monthly fee plus transaction costs. The big differences of course are the "software" is maintained and updated by the host, in this case HealthCentrics and the shared "pay as you use" versus the individual "pay in advance" provides a host of services at very competitive prices.

    We believe the ASP delivered format for marketing software and services is successful because it makes strong economic and efficiency sense. Internet ASPs make available a "pay a low price each time you use it" versus the "buy the service outright." In effect, all the "users" share the cost of development and maintenance. The result for consumers and businesses is a dramatic decrease in the initial cost and maintenance for a large number of software and services.

    But the appeal and success of the Internet ASP delivery model is not limited to economic factors. The Internet ASP model allows for a real-time interactivity that can allow the user to interface with a host of organizations. Features common among ASP delivery models include:

* The ASP owns and operates a software application.

* The ASP owns, operates and maintains the servers that run the application. The ASP also employs the people needed to maintain the application.

* The ASP makes the application available to customers everywhere via the Internet, either in a browser or through some sort of "thin client."

* The ASP bills for the application either on a per-use basis or on a monthly/annual fee basis. In many cases, however, the ASP can provide the service for free or will even pay the customer.

    As the Internet continues to grow the use of ASP delivery models provides such overwhelming economic and user advantages that other more cumbersome forms of software delivery will eventually become similar to the 8-Track audio tape.

Principal Products and Principal Markets

    HealthCentrics was acquired by AMER on December 6, 2002 and now operates as a wholly-owned subsidiary. HealthCentrics is our sole operating subsidiary.

    HealthCentrics, Inc. was formed February 22, 2002 to acquire the rights, complete development and facilitate commercialization of an ASP medical practice management system. The Company's core product is a complete medical practice management suite that includes scheduling, billing, claims management, electronic appeal submission, patient information management, and on-line offsite storage.

    The Company's software suite consists of HealthBillRX™, ComplyMD™, eAppeal Solutions™, HealthVault™ and SnAAPNet. We intend to deliver our products exclusively over the Internet based on the ASP model. All service operations take place at a secure, central operations center. Physician users access the system through standard Internet browser software (i.e., Internet Explorer). We believe by virtue of HealthCentrics products in conjunction with broadband access, electronic medical records, eligibility verification, pre-authorization, and claim status reporting services will result in cleaner claims, faster payment, and more actionable management information.

    During May 2002, we accepted a Proposal from Alliance TeleSolutions to provide for installation, maintenance and trouble-shooting client connectivity. During April 2002, we entered an agreement with BellSouth Telecommunications to market, promote, sell and close sales of our services to end-users.

    The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. We believe our principal competitive factors in this market are ongoing system service and support, flexibility, price, ease-of-use and compatibility of the system, the potential for product enhancements, customer satisfaction, vendor reputation and financial stability.

Our Industry

    According to the Centers for Medicare and Medicaid Services, healthcare costs in the United States have risen dramatically over the past two decades, amounting to approximately $1.3 trillion in 2000 and are expected to grow to $2.2 trillion in 2008. Federal and state governments, insurance carriers and other third-party payors have taken actions to control these rising costs. As a result, physicians are under increasing pressure to reduce costs and operate their practices more efficiently. One of the ways in which third-party payors have managed rising costs has been to employ alternative reimbursement models to replace the fee-for-service reimbursement model, which has been the traditional basis for payment for healthcare services. Such alternative reimbursement models include managed care, fixed-fee, and capitated models of reimbursement. The result of these generally more restrictive reimbursement models has been a dramatic increase in the complexity of accounting, billing, and payment collection for healthcare services.

    According to a report issued by the Institute of Medicine (IOM) in March 2001, the United States healthcare system is plagued with quality problems which together detract from the "health, functioning, dignity, comfort, satisfaction and resources of Americans." The use of information technology to support clinical and administrative processes is prominent in the report's recommended strategies to improve the overall quality of healthcare within the next ten years. We anticipate that increased use of information technology will be a significant factor in driving industry practices to higher quality standards.

The Marketplace in General

    The Company estimates there are more than 700,000 physicians in private practice and more than 150,000 medical practices in the United States. The economic pressures and informational demands upon physicians and medical practices have increased significantly during the past decade. At the same time, the increased power and decreased cost of computers have made computers an effective information processing solution for a broader range of medical practices and healthcare systems. Approximately 87% of physician practices now use computers or computer related services for at least some of their information processing requirements.

    The demand for more comprehensive and accurate information processing solutions is expected to continue. Healthcare cost containment efforts have greatly increased the amount and complexity of required information. At the same time, increased competition has resulted in a greater focus on demonstrating the quality of care delivered to patients. Practice management systems help care provider organizations reduce the costs and improve the quality of delivering healthcare services by automating patient care and administrative processes, ensuring timely access to relevant information, streamlining the storage and retrieval of information and matching patient needs with available resources.

    Other factors are also increasing the demand for more comprehensive and accurate information systems. The growing administrative burdens placed on medical practices have caused physicians to join together in group practices to share administrative costs and achieve economies of scale. The Company believes this market consolidation has accelerated the trend toward automation because group practices require the greater efficiency and productivity of an automated system. Not only has there been a movement toward group practices, but more recently group practices have been combining to form even larger group practices.

    In addition, hospitals are buying and/or managing physician practices and networking them into one common system. The establishment of Community Health Information Networks (CHINs) and Integrated Delivery Networks (IDNs) has also helped to stimulate the demand for comprehensive information systems. The general increase in the size and complexity of medical practices also has resulted in a greater need for analysis of data and production of timely management information reports that allow physicians and other healthcare providers to reach informed conclusions regarding the quality and appropriateness of various procedures and practices.

The Impact of Federal, State and Local Regulations

    We further believe that healthcare organizations face increasing regulation and scrutiny by federal, state and local authorities. Compliance with regulations governing healthcare cost reimbursement; insurance and administration impose financial burdens on healthcare organizations. Recently, proposed and final regulations published under the HIPAA have created significant operational challenges to healthcare providers and payers. We believe well designed, up-to-date information solutions can play a significant role in complementing the implementation of healthcare organizations' internal compliance policies.

    HIPAA requires all healthcare providers and service organizations to fully implement patient information security. Consequently, physicians face the decision to make, buy or modify existing practice management systems. The Healthcare Financing Administration (HCFA) estimates the cost of HIPAA compliance will be a staggering $8 billion. Moreover, while healthcare expenditures currently exceed $1 trillion annually, HCFA estimates costs of $2.2 trillion by the year 2008. We believe the pressures of rising administrative costs and lower reimbursement to physicians has created an economic squeeze resulting in a paradigm shift towards outsourcing administrative services and more aggressive use of information technology to manage practices. We believe HealthCentrics provides the solution.

    The ongoing pressure to contain healthcare costs is also changing the structure of healthcare providers and their practice management system requirements. In the private sector, managed care techniques such as Health Maintenance Organizations (HMOs) and Preferred Provider Organizations (PPOs) have become increasingly significant components of the healthcare system. In addition, the number of third-party payor organizations have increased.

    At the same time, federal and state governments, which are estimated to be responsible for approximately 30% of physician claims for patient charges as a result of Medicare, Medicaid and other programs, have imposed pricing and reimbursement regulations. These regulations significantly complicate billing procedures and increase the amount of patient medical information a practice must maintain. Furthermore, healthcare payors are increasingly transferring the economic risk of healthcare delivery to providers by shifting from the traditional fee-for-service reimbursement model to managed care reimbursement models, such as payment based on capitation. Under capitation, providers are paid an annual fixed fee per individual to deliver all healthcare services required by that individual. This reimbursement model encourages healthcare providers to modify their emphasis from not only treating illness, but also maintaining wellness.

    The expansion in the number of managed care and third-party payor organizations, as well as additional governmental regulation and the change in reimbursement models, have greatly increased the complexity of pricing methods, billing procedures and reimbursement policies impacting medical practices.

The Impact of Technology

    Technological advances have made more comprehensive, cost-effective computer solutions available to physician practices. While early systems concentrated principally on patient billing and collection activities, current systems can record and store clinical information, automate the processing of insurance and third-party payor claims, and integrate the operations of physician practices with larger healthcare organizations such as hospitals, MCOs, MSOs and IDNS. The Company believes these various factors cause medical practices to seek additional and more comprehensive computer-based solutions to their information processing needs.

   To address these challenges, we believe healthcare providers are increasingly utilizing information technology, including practice management systems. Practice management systems include a range of software products and services for physicians and other providers of healthcare services. Most practice management systems provide several common functions, including practice administration functions such as patient scheduling and financial functions such as patient billing and receivables management, and may include clinical functions such as patient charting and treatment planning.

    The continued evolution of information and telecommunication technologies has led to the development of a variety of electronic tools that can be integrated with practice management systems, helping to improve healthcare practices' cash flow.

    The ASP delivery model is also beginning to gain some traction in the industry. By accessing an application over the Internet through a common Web browser, ASP applications frequently require less in-office hardware, minimize system administration and provide greater scalability. With the rapid expansion of reliable broadband Internet services and the technologies that support these services, ASP will likely become an increasingly more popular option for healthcare information systems.

HealthCentrics Strategy

    HealthCentrics is an enterprise-wide, web-based healthcare ASP that develops and markets a suite of adaptive, cost-effective physician practice information and management solutions. Keys to our success require that we:

* Staff our organization with persons particularly experienced in healthcare related projects

* Provide an enterprise-wide approach to client-specific needs through utilization of our five products;

* Form marketing alliances similar to our Agreement with BellSouth providing immediate use of a well-trained, professional marketing program allowing us to infiltrate a given market in a comprehensive manner;

* recognizing the long-term benefits by serving as an ASP facilitator therein maximizing the latest Internet connectivity technology;

* distribute through organizations currently providing management services to medical practices;

* offer a private label branding option which allows organizations to build their own product brand identification.

HealthCentrics products

HealthBillRx™, an Internet based online medical billing application that provides medical practices with cost-effective access to a state of the art relational database billing system. The system includes online access to current E&M, CPT, and ICD-9 code files updated annually, in addition to extensive management information reporting capabilities. This product in conjunction with eligibility, pre-authorization, and claim status reporting services results in cleaner claims, faster payment and more actionable management information.

ComplyMD™, a web-enabled decision support system that provides physicians a proactive self-monitoring tool to meet today's compliance issues. With ComplyMD™, healthcare providers can effectively monitor Medicare fraud and abuse, regulatory compliance, measure productivity, and manage revenue. As a management tool, ComplyMD™ creates a suite of reports that assist providers in meeting Federal compliance guidelines, while improving cash flow by Revenue Management.

eAppeals Solutions™, an automated and standardized system for health insurance appeals. The system is designed to appeal insurance denials efficiently and effectively. Consumers can use the system to appeal both service and payment denial. Healthcare providers can also utilize the system to appeal denied or partially paid claims.

Healthvault™ makes affordable 'e' vaulting a reality. Healthvault™ makes available secure, off-site storage of mission-critical data automatic set by the clients own schedule. It allows the client to retrieve all their files from any web browser on any computer that has access to the Internet.

SnAPPnet™ is a web-based credentialing solution which eliminates the time-consuming process of completing multiple, lengthy forms by hand. SnAPPnet™ can store over 1000 pieces of data and hundreds of applications in a growing forms library.

HealthCentrics Pricing Model

    HealthCentrics' ASP pay as you go pricing model is based on a flat fee structure. The flat fee structure will include use of the HealthCentrics practice management system, all system maintenance and support, coding compliance monitoring, utilization reporting and claims clearing services. Some value-added transactional services such as eligibility verification, statement rendering, and claim status inquiry will be charged separately. HealthCentrics expects to attract a large number of distribution partners needing to position themselves for the imminent competitive environment created by the Internet. Additionally, many distributors will recognize HealthCentrics as a way to offer more functionality, broaden their market area, and help them be more cost competitive while utilizing their own private label branded product line.

    The Company's pricing model will center on building recurring revenue and maximizing market penetration. An Internet based medical billing service provides a multi-tiered fee structure for the Company's products. HealthCentrics' pricing is dramatically lower than the cost of client/server applications and systems. This reduced cost benefits vendors and end users; vendors can take advantage of a robust product with no development or capital investment and end users can enjoy more efficient services at lower prices.

HealthCentrics Marketing

    HealthCentrics has built its marketing and distribution strategy around two principles: first, to distribute through organizations currently providing management services to medical practices; and, second, to offer a Private Label branding option which allows these organizations to build their own product brand identification.

    HealthCentrics has divided the country into seven regions to support its marketing efforts. It will hire distributor sales and relationship managers in each region. Their responsibility will be to establish a network of distributors and act as a regional liaison with the distributors. Compensation will be based on the number of distributors and physicians using the HealthCentrics system in each region.

    HealthCentrics will support the marketing and sales efforts of the regional sales and relationship managers through an aggressive public relations campaign with a presence at targeted industry conferences and trade shows, promotional events, direct mail and by advertising in trade journals.

Competition

    The market for physician practice management systems and services is highly competitive. We believe that the principal competitive factors in this market are ongoing system service and support, flexibility, price, ease-of-use and compatibility of the system, the potential for product enhancements, customer satisfaction, vendor reputation and financial stability. The industry is fragmented and includes numerous competitors, none of which the Company believes dominates the overall market for physician practice management systems.

    HealthCentrics principal competitive advantages are the features and capabilities of our products and services, the high level of customer support and our seasoned healthcare management team.

    Our principal competitors are Medic Computer Systems, Carewide, Infocure, IDX, McKesson HBOC, Shared Medical Systems and Medical Manager/CareInSite. We believe these entities combined account for approximately 42.4% of the overall market for our products. The following table sets forth the market share percent we estimate for each of our main competitors:

Medic Computer Systems	10.7%
Carewide
Infocure	4.2%
IDX	9.6%
McKesson HBOC	5.3%
Medical Manager/CareInsite	10.1%
Total Estimated Market Share of Competitors	42.4%

Employees

    We currently have ten (10) full time employees. Our employees are primarily at the executive level. Currently, there exist no organized labor agreements or union agreements between AMER and our employees. We currently have no employment agreements with any of our officers or directors.

Dependence on Key Personnel

    The success of our Company depends upon the efforts, abilities and financial resources of our Chairman of the Board, Chief Executive Officer and majority shareholder Mr. John Stanton. The loss of the services of Mr. Stanton could have a material adverse effect on our operations.

Description of Property

    On July 26, 2002, the Company entered into a six-month lease agreement for office space with a MrXNet.Com, a company affiliated with certain of our officers and directors for an amount of $2,124 per month.  The Company believes this is a fair rental value for the space leased.

    We also maintain an office at 5025 West Lemon Street, Tampa, Florida where we locate our marketing and financial departments. This space is donated by a principal of HealthCentrics and we have not been required to pay for our use of this location. We have no agreement relating to these facilities.

Summary of Significant Agreements

MrXNet.Com License Agreement

    We (the "Licensee") license from MrX-Net.Com (the "Licensor") for our use all HTML, XML other Source and Object Code database architectures and system documentation related to the MedBillRx medical billing and practice management application and ComplyMD, a physician monitoring program to meet compliance issues (the "Licensed Materials").  The Licensor is owned in part by certain of our Officers and Directors.

    The irrevocable perpetual MrX-Net.Com License Agreement (the "License") grants to us any and all intellectual property rights owned or otherwise assertable by the Licensor to use the Licensed Materials for permitted purposes.  We believe the permitted purposes allow us to maximize the potential of the Licensed Materials.

    The License can be terminated upon a material breach of the terms and representations.  Should the Licensor become insolvent, the License shall terminate and the Licensed Materials immediately become the property of   the Licensee.  Should the Licensee become insolvent, the License shall terminate immediately.

    The License Fee was $80,000 plus 7.5% of the gross revenues derived from the use of the License Materials.  At the execution of the License, the Licensor was indebted to an unrelated company owned by one of our Directors in the amount of $280,000.00.  In lieu of the above stated License Fee, $80,000 of the debt was forgiven and $200,000 of the debt was applied as payment in full for any royalties which may become due through commercialization of the Licensed Material.

    A copy of the License is included as an exhibit to this Form 10-KSB.

Investment Policies

    Management does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in those persons primarily engaged in real estate activities.

Legal Proceedings

    We are engaged in arbitration with a software outsourcing firm, AdiTech, Inc. over disputes arising from programming services.  We are unable at this time to predict the outcome of this arbitration.  Should AdiTech prevail, we would be required to remit approximately $180,000.

    On May 1, 2001, American Enterprise Corporation (formerly American Enterprise.Com, Corp) filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. On November 20, 2002, the Middle District of Florida Court confirmed the Company's Plan of Reorganization (the "Plan"). At time of Plan confirmation (November 20, 2002), the Company had no assets and no liabilities. Administrative fees including legal, accounting and consulting were paid by Mr. John Stanton, the Company's Chairman of the Board and Chief Executive Officer. There were no priority creditors. Equipment leases were treated as unsecured creditors. Unsecured creditors determined to represent approximately $7,000,000 were allowed to choose between (a)  a cash payment on a pro rata basis from a $50,000 unsecured claim fund, or (b) a stock payment on a pro rata basis from a 4,500,000 common share unsecured claim treasury stock fund. All unsecured creditors opted to receive a pro rata portion of the $50,000 cash unsecured claim fund.  None of the unsecured creditors opted to accept any of the 4,500,000 shares allocated to the treasury stock fund. We have filed objections to a number of the unsecured creditors seeking their pro rata portion of the $50,000 cash unsecured claim fund.  We are unable at this time to predict the outcome of these objections.  However, the $50,000 cash unsecured claim fund has already been provided to an escrow account established for these purposes and the outcome of the objections to claims will have no further impact on the Company.

    The Company's Common Stock holders representing 2,250,000 of our Common Shares were unaffected by the bankruptcy process. As a component of the Plan, the Company was to acquire HealthCentrics, Inc. through an exchange of up to 20,000,000 common shares.  Subsequently, the Company acquired HealthCentrics, Inc. for 17,732,965 common shares.

    See Item (b) under Exhibits and Reports on Form 8-K

    We are not subject to any other legal proceedings. We are unaware of any governmental authority that is contemplating any procedure to which the Company is a participant.

Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the year ended December 31, 2002.

PART II

Market for Common Equity and Related Stockholder Matters

    From October 12, 1994 through August 18, 1997, the Company's Common Shares were traded in the NASDAQ SmallCap Market under the symbol "NATD". Beginning August 18, 1997 the Company's Common Shares were traded on the Over The Counter Bulletin Board. Effective March 27, 2000, the trade symbol was changed to "AMER". Since March, 2001, our Common Shares have traded through the Over The Counter Pink Sheets. The following table sets forth the high and low bid prices for Common Shares as reported by NASDAQ and OTC Pink Sheets for the periods indicated. Quotations on the Nasdaq OTC Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2001(1)
First Quarter	$0.04	$0.04
Second Quarter	$0.04	$0.04
Third Quarter	$0.04	$0.04
Fourth Quarter	$0.04	$0.04

2002(1)
First Quarter	$0.05	$0.05
Second Quarter	$0.04	$0.02
Third Quarter	$0.17	$0.12
Fourth Quarter	$2.15	$0.40

(1)  On May 21, 2001, the Company filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code.
      On November 20, 2002, the Middle District of Florida Court confirmed the Company's Plan of Reorganization.

    On February 14, 2003, the closing bid quote for the Common Shares was $0.95 per share, and there were 216 holders of record of Common Shares and one holder of record of our Series A Preferred Shares.

    We have not paid cash dividends on our Common Shares and we do not anticipate doing so in the foreseeable future. The Company intends to retain earnings, if any, for future growth and expansion opportunities. Payment of cash dividends in the future, as to which there can be no assurance, will be dependent upon the Company's earnings, financial condition, capital requirements and other factors determined by the Board of Directors.

      During 1998, the then Board of Directors issued five hundred thousand shares of Series A Preferred Stock of the Company with voting rights of eight votes per preferred share and conversion rights at the rate of 44.11 shares of AMER common stock per preferred share. In March 1998, the Holder exercised its right to convert 131,185 shares of the Company's Preferred Stock into shares of our Common Stock. As of December 31, 2001, there were 368,318 Series A Preferred Shares issued and outstanding. The Holder of the preferred shares has executed a separate agreement with the Company whereby they will not vote their Series A Preferred Shares unless they are converted into Common Shares. Accordingly, the right to eight votes per Series A Preferred Stock is no longer in effect.

    During November, 2002, we changed our name from American Enterprise.Com, Corp to American Enterprise Corporation. We also restated our Articles of Incorporation and adopted new By-Laws.  We include both our restated Articles of Incorporation and our By-Laws as exhibits to this Form 10-KSB.  .

Number of Shareholders

    The number of beneficial holders of record of the Common Stock of the Company as of the close of business on December 31, 2002 was 216.

Changes in Securities

    At the conclusion of our proceedings in bankruptcy court on November 20, 2002, we had  2,250,000 shares of our no par value common stock issued and outstanding. Further, on that date, we had 368,318 shares of our no par value Series A Preferred shares issued and outstanding. At December 31, 2002, there were no changes to our Series A Preferred shares.

    Effective December 6, 2002, we acquired HealthCentrics in exchange for 17,732,965 restricted common shares for 100% of the issued and outstanding shares of HealthCentrics. As a result, at December 31, 2002, we had 19,982,965 no par value common shares issued and outstanding.

Management's Discussion and Analysis or Plan of Operation

    When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which we previously described in this Form 10-KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

General Overview

    Our sole operating subsidiary, HealthCentrics, is a development stage enterprise and there are no historical revenues or earnings.

Revenues

    We have generated no operating revenues from operations since the inception of HealthCentrics during February, 2002. We believe we will begin earning revenues from operations in our second half of 2003 as we transition from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses
    From our inception through December 31, 2002, we have not generated any revenues. We have incurred losses of $(1,428,591) during this period. These expenses were associated principally with cash and equity-based compensation to employees and consultants, software development costs and professional services.

Liquidity and Capital Resources

Recent Accounting Pronouncements

Financial Statements

    The financial statements and supplementary financial information which are required to be filed under this item are presented under Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    We have never had a disagreement with our accountants on accounting and financial disclosure.  On January 23, 2003, we announced the appointment of Baumann & Raymondo and Company, PA as replacement for Grant Thornton as our auditor of record.  In our Form 8-K filed that date, we stated that in connection with the audits for the two most recent fiscal years and through January, 2003, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton would have caused them to make reference thereto in their report on the financial statements for such years.

PART III

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

    The following table sets forth certain information with respect to each of our executive officers or directors.

Name	Age	Position	Appointed
John Stanton	54	Chairman of the Board, Chief Executive Officer	May 1, 2001
Charles Broes	63	Director	December 1, 2002
Alex Edwards	37	Executive Vice President, Director	January 15, 2003
Mark Clancy	47	Vice President, Director	October 31, 2002

John D. Stanton, Chairman of the Board of Directors, Chief Executive Officer
    From March, 2001 through the present, Mr. Stanton has served as our Chairman of the Board of Directors and Chief Executive Officer. From 1987 through the present, Mr. Stanton served as the President and Chief Executive Officer of Florida Engineered Construction Products, Corporation. Mr. Stanton has served as Chairman of the Board of Directors of publicly-traded EarthFirst Technologies, Inc. from May 15, 2000 through the present. Mr. Stanton also serves on the Med-Tech Board of Directors. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination. Mr. Stanton is a lifetime resident of Tampa, Florida.

Charles Broes, Vice-Chairman of the Board of Directors
    Mr. Broes possesses over 39 years of experience in domestic and foreign markets. He has served in positions including COB, CEO, COO, and CIO. He founded Wellmark Corporation, which became a subsidiary of Primark Corporation a fortune 1000 NYSE company as a new concept in healthcare clearinghouse services where he was President for six years. Mr. Broes is co-founder of TMRCorp now known as EliteCorp, International, Inc. and is serving as Chief Executive Officer. Mr. Broes is also Chairman of the Board of EliteCorp, Inc., a non-profit organization and managing partner of EliteCorp Phoenix Fund, LLC. Mr. Broes also sits on several public and private company boards and serves as a member of the Ethics Committee of the prestigious Moffett Cancer Center in Tampa, Florida..

Alex Edwards, Executive Vice President, Director

    Mr. Edwards is a newly elected Director and Executive Vice President of the company.  From May, 2002 until his election, Mr. Edwards was in private consulting practice utilizing his experiences with leadership in healthcare growth companies. From January, 1997 to May, 2002 Mr. Edwards was an Executive with SRI/Surgical Express. He served in roles that ranged from Vice President/General Manager to spending his last year with the company as President. Previous to this, Mr. Edwards worked in sales and marketing with Dianon Systems Inc. His positions included sales and sales management roles as well as field and corporate marketing. Prior to his time with Dianon Systems Inc, Mr. Edwards served as an Officer in the United States Navy with duty assignments ranging from shipboard divisional leadership to Executive Assistant for the Naval Surface Group Commander in Norfolk, Virginia. Mr. Edwards is a 1987 graduate of the United States Naval Academy and a lifetime resident of Tampa, Florida.

Mark C. Clancy, Vice President, Director

Mark Clancy has served AMER as Vice-President and Director since October 2002. Mr. Clancy has over 12 years experience in the architect and finance of emerging growth companies.  Mr. Clancy was a co-founder of EarthFirst Technologies, Inc. in 1997 and served as Executive Vice President and Director until the Company was sold in 2000.  EarthFirst is an environmental solutions and alternative fuel development company trading publicly under the symbol "EFTI".  During his tenure with EFTI, Mr. Clancy completed several rounds of financing from both private and institutional investors. During 2000, Mr. Clancy was a co-founder of Troubled Company News.Com, Inc. (TCN).  Mr. Clancy developed a five-step protocol used to evaluate distressed public companies, and designed and built InvestorsWarning.Com. TCN was formed to evaluate and if practical, reengineer distressed publicly traded companies. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo-Florida based boutique investment banking firm. Mr. Clancy was honorably discharged in 1982 after six years service with the United States Marine Corp and attends the University of South Florida.  Mr. Clancy was born in Massachusetts and has resided in Florida since 1982. Mr. Clancy has been married to Bernadette Clancy for seventeen years and has two daughters, Katelyn and Elizabeth.

Executive Compensation.

Remuneration of Directors and Executive Officers

    We paid no salaries during 2001 or 2002. We did not issue any stock for remuneration during 2001 and 2002. We currently have no agreements or understandings with any individual to issue stock for employment or to record unpaid compensation. We anticipate during 2003 we will compensate our officers at rates consistent with industry standards. We do not compensate our directors.

Long-Term Compensation
Annual Compensation	Awards	Payouts
Restricted Securities
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Awards	Underlying Options/SARs	LTIP Payouts	All Other Compensation
John Stanton	2001	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, Chairman	2002	$0	$0	$0	$0	$0	$0	$0

Charles Broes	2002	$0	$0	$0	$0	$0	$0	$0
Director

Mark Clancy	2002	$0	$0	$0	$0	$0	$0	$0
Director

Footnotes to Executive Compensation:

(a) Mr. Stanton has served as our Chairman of the Board of Directors and Chief Executive Officer since March, 2001. Mr. Clancy has served as an Officer and Director since November, 2002.  Mr. Broes has served as a Director since December, 2002 and as our Chief Executive Officer during November and December, 2002.  .

(b) We currently have no agreement ensuring the continued services of Messrs. Stanton, Clancy or Broes. However, we intend to develop agreements among our senior executives which will provide, among other things, insurance, cash and stock compensation, expense allowances and other similar forms of remuneration in keeping with industry standards given their respective levels of responsibilities.

    We do not compensate our Directors for their participation and we have no current plans to do so in the future.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

Security Ownership of Management

     The following table sets forth as of December 31, 2002, certain information regarding the beneficial ownership of our common stock by each person who is known by us to be the beneficial owner of more than 5% of our common stock, each of our directors and executive officers and all of our directors and executive officers as a group.

    Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Outstanding
John Stanton 5025 W. Lemon Street Tampa, Florida 33609	11,470,998	57.4%
TB, LLC 5025 W. Lemon Street Tampa, Florida 33609	2,488,421	12.3%
Mark Clancy 5025 W. Lemon Street Tampa, Florida 33609	140,000	0.7%
Officers and Directors as a group (3) persons	14,099,419	70.4

Footnotes:

    Mr. Stanton received his shares as a result of the financing he provided to the formation and development of HealthCentrics and through providing all financing to AMER from May, 2001 through the present.  .

    TB, LLC is owned by the wife of Mr. Broes, one of our Directors.  Mr. Broes and Mr. Clancy received their shares through their ownership of HealthCentrics.

Certain Relationships and Related Transactions.

Acquisition of HealthCentrics, Inc.

    Of the 17,732,965 common shares we issued to acquire HealthCentrics, Mr. Stanton directly owned 8,325,833 or 46.9% and TB, LLC owned 2,116,821 or 11.9%. On an equal basis with all other HealthCentrics shareholders of record, Mr. Stanton and TB, LLC received a share for share exchange in the course of AMER acquiring HealthCentrics.

    Mr. Stanton has provided the majority of the operating capital required by HealthCentrics since formation. Mr. Stanton has provided all the operating capital necessary to maintain AMER through the last two years. Mr. Stanton has paid the professionals fees associated with the Company's bankruptcy process and is the source of funding for the $50,000 creditor's fund which is a part of the Company's confirmed Plan of Reorganization.  In total, Mr. Stanton has to date contributed in excess of $1,000,000 toward these purposes.

    Mr. Stanton and Mr. Broes also constituted two thirds of our then Board of Directors which approved the acquisition of HealthCentrics. Given the common control between AMER and HealthCentrics, the then-Board of Directors took the following into consideration in arriving at a valuation for the acquisition of HealthCentrics: (i) a $23,000,000 (twenty-three million dollar) fair-market valuation provided by independent accountants; (ii) the value of HealthCentrics relating to the Company's strategic business plan which seeks to establish AMER as a platform onto which ASP model healthcare related companies can be assembled, nurtured and developed; (iii) the financial proformas included in the HealthCentrics business plan relating to the first three years of operation; (iv) the commitments made by AMER in the course of securing a confirmed Plan of Reorganization which Plan was confirmed on November 20, 2002; (v) the background and qualifications of the persons who are presently associated with HealthCentrics as well as senior executives who have agreed to join HealthCentrics immediately following the acquisition by AMER; (vi) the financial resources of the current Members of the Board which are able to provide for operating requirements for at least the next twelve months.

MRX - NET.com License Agreement

The Company has an irrevocable perpetual license agreement with a company affiliated with certain of its directors/shareholders. The license agreement grants an irrevocable, perpetual license for any and all Intellectual Property Rights owned or otherwise assertable by the licensor to use the licensed materials.

The licensed materials consist of a suite of web-native and browser-based practice management applications and include all HTML, XML, other Source Code, Object Code, database architectures and system documentation related to the MedBillRx medical billing and practice management application, and ComplyMD, a physician monitoring program to meet compliance issues, as well as any rights the licensor has to SnaPPnet, a credentialing system.

The terms of the license agreement stipulate a one-time license fee plus a percentage of the gross revenues derived from the use of the licensed materials.

The Company held a secured note from the licensor that was assigned to it from certain shareholders/directors of the Company. The Company has forgiven the note as payment for the one-time license fee and all future royalties. The basis of this note to the Company is considered to be zero, and consequently there have been no amounts booked to the financial statements as a result of this transaction.

XBZ Consulting Agreement

The Company entered into a consulting agreement in April 2002 with a company affiliated with certain of its directors/shareholders. This agreement required services to be provided by the consulting firm consisting of technical and architectural support, design and development of the Company's products and services. The fees for these services were $10,000 per month plus expenses approved by the Company in advance, for a term of one year, automatically renewable upon mutual consent of the parties. This agreement was cancelled in December 2002 by the mutual consent of both parties.

At December 31, 2002, the Company owed $12,000 to this company. This amount is included in accounts payable.

EliteCorp Consulting Agreement

The Company entered into a consulting agreement in 2002 with a company affiliated with certain of its directors/shareholders. This agreement required those services generally performed by a chief executive officer to be provided to the Company by the consulting firm. The fees for these services were $11,000 per month plus expenses approved by the Company in advance, for a term of one year, automatically renewable upon mutual consent of the parties.

Taina Broes Consulting Agreement

The Company entered into a consulting agreement in July 2002 with an individual affiliated with certain of our directors/shareholders. This agreement required services to be provided by the individual consisting of customer training and deployments, customer support, system testing, and miscellaneous healthcare domain consulting. The fees for these services were $25/hour plus expenses approved by the Company in advance, for a term of one year, automatically renewable upon mutual consent of the parties.

Patient Care Technologies Lease

The Company leased office space from a company affiliated with certain of its directors/shareholders from February 1, 2002 through July 31, 2002 for an amount of $2,124 per month, which is a fair rental value for the space leased.

On July 26, 2002, the Company renewed this lease for a six-month period for the same amount as above. The lease commenced on August 1, 2002 and ends on January 31, 2003. Upon maturity, the term may be extended for additional six-month periods with mutual written consent of both parties.

Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Name and/or Identification of Exhibits
3.1	Restated Articles of Incorporation
3.2	By-Laws
10	MrXNet.Com License Agreement:
13	Financial Statements
99.1	Certification of John Stanton as Chief Executive Officer
99.2	Certification of John Stanton as Chief Financial Officer

(b) Reports on Form 8-K

Date of Filing	Items Reported
January 23, 2002	Appointment of independent auditor
December 13, 2002	We provided our acquisition agreement for HealthCentrics and under Item 7 - we provided HealthCentric's unaudited Balance Sheet and Statement of Income for the quarter ended September 30, 2002 together with the Independent Auditor's Report and accompanying audited balance sheet of HealthCentrics, Inc. (a Development Stage Company) as of June 30, 2002 and the related statements of operations, cash flows and stockholders' equity for the period then ended.

December 10, 2002	On November 20, 2002, the Middle District of Florida Court confirmed the Company's Plan of Reorganization (the "Plan"). We attached a copy of the confirmed Plan as an Exhibit to that Form 8-K.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Corporation

By /s/ John Stanton
John Stanton, Chief Executive Officer & Chairman of the Board

Date February ____, 2003

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ John Stanton
John Stanton, Chief Executive Officer & Chairman of the Board

Date February ____, 2003

By /s/ Charles Broes
Charles Broes, Director

Date February ____, 2003

By /s/ Alex Edwards
Alex Edwards, Executive Vice President, Director

Date February ___, 2003

By /s/ Mark Clancy
Mark Clancy, Vice President, Risk Assessment, Director

Date February ___, 2003

CERTIFICATIONS

I, John Stanton, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Enterprise Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: January ____, 2003

/s/ John Stanton
------------------------------
John Stanton
Chief Executive Officer and Chairman of the Board

I, John Stanton, certify that:

1 I have reviewed this annual report on Form 10-KSB of American Enterprise Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: January ____, 2003

/s/ John Stanton
Chief Financial Officer
------------------------------