Form 10KSB/A
period 2002-12-31
AMERICAN ENTERPRISE CORP
filed 2003-03-03
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A

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

Legal Proceedings

    During January, 2003 we engaged in arbitration with a software outsourcing firm, AdiTech, Inc. over disputes arising from programming services.  We are unable at this time to predict the outcome of this arbitration.  Should AdiTech prevail, we would be required to remit approximately $180,000.

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

General Overview

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

Plan of Reorganization

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

Acquisition - reverse-merger accounting

    On December 6, 2002, we accounted for our acquisition of HealthCentrics, Inc. as a reverse merger. As a result, HealthCentrics, Inc. has been treated as the acquiring entity and American Enterprise Corporation has been treated as the acquired entity for accounting purposes. The historical financial statements of HealthCentrics, Inc. have become the historical financial statements of American Enterprise Corporation. Similarly, the historical equity and retained deficit of HealthCentrics, Inc prior to the acquisition have been retroactively restated for the equivalent number of shares issued in connection with the acquisition. The balance sheet reflects the financial position of American Enterprise Corporation at December 31, 2002. The related statements of operations, cash flow and stockholders' (deficit) reflect the operations of American Enterprise Corporation for the period ended December 31, 2002.

Current operations

    HealthCentrics was formed February 22, 2002 and continues in the development cycle of its products and marketing. Accordingly, there is no historical financial data prior to February 22, 2002.

    During the fiscal year ended December 31, 2002, our revenues were derived from the marketing of our HealthCentrics suite ($11,555). We are continuing the development of software components and service techniques required for the efficient delivery of our business model. Although we believe that sales of our HealthCentrics products will contribute to our revenues in the future, given the state of our product and market development we may not achieve meaningful revenues during the first and second quarters of 2003.

    During the next 12 months, we intend to grow our enterprise both organically and through acquisition. There can be no assurance we will be successful in either regard.

Liquidity and Capital Resources

    We have experienced recurring net losses since we emerged from bankruptcy on November 22, 2002 and, as such, have experienced negative operating cash flows of ($1,069,670). We have historically funded these negative operating cash flows with proceeds from sales of common stock. Total amount received from these sources approximated $1,069,670 during fiscal 2002.

 Income Taxes

    We currently have a net operating loss carry-forward for federal income tax purposes of approximately $1,475,299 which is available to offset federal taxable income through fiscal 2022.

Effects of Inflation

    We do not believe that inflation has had a significant impact on our financial position or results of operations in the past three years.

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

Mark C. Clancy, Vice President, Director

Mark Clancy has served AMER as Vice-President and Director since October 2002. Mr. Clancy has over 12 years experience in the architect and finance of emerging growth companies.  Mr. Clancy was a co-founder of EarthFirst Technologies, Inc. in 1997 and served as Executive Vice President and Director until the Company was sold in 2000.  EarthFirst is an environmental solutions and alternative fuel development company trading publicly under the symbol "EFTI".  During his tenure with EFTI, Mr. Clancy completed several rounds of financing from both private and institutional investors. During 2000, Mr. Clancy was a co-founder of Troubled Company News.Com, Inc. (TCN).  Mr. Clancy developed a five-step protocol used to evaluate distressed public companies, and designed and built InvestorsWarning.Com. TCN was formed to evaluate and if practical, reengineer distressed publicly traded companies. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo-Florida based boutique investment banking firm. Mr. Clancy was honorably discharged in 1982 after six years service with the United States Marine Corp.  Mr. Clancy was born in Massachusetts and has resided in Florida since 1982. Mr. Clancy has been married to Bernadette Clancy for seventeen years and has two daughters, Katelyn and Elizabeth.

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
Corporate Secretary Director

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

Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Name and/or Identification of Exhibits
3.1	Restated Articles of Incorporation
3.2	By-Laws
10	MrXNet.Com License Agreement:
13	Financial Statements
16	Auditor's Consent
99.1	Certification of John Stanton as Chief Executive Officer
99.2	Certification of John Stanton as Chief Financial Officer

(b) Reports on Form 8-K

Date of Filing	Items Reported
January 23, 2002	Appointment of independent auditor
December 13, 2002	We provided our acquisition agreement for HealthCentrics and under Item 7 - we provided HealthCentric's unaudited Balance Sheet and Statement of Income for the quarter ended September 30, 2002 together with the Independent Auditor's Report and accompanying audited balance sheet of HealthCentrics, Inc. (a Development Stage Company) as of June 30, 2002 and the related statements of operations, cash flows and stockholders' equity for the period then ended.

December 10, 2002	On November 20, 2002, the Middle District of Florida Court confirmed the Company's Plan of Reorganization (the "Plan"). We attached a copy of the confirmed Plan as an Exhibit to that Form 8-K.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Corporation

By /s/ John Stanton
John Stanton, Chief Executive Officer & Chairman of the Board

Date March 3, 2003

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ John Stanton
John Stanton, Chief Executive Officer & Chairman of the Board

Date March 3, 2003

By /s/ Charles Broes
Charles Broes, Director

Date March 3, 2003

By /s/ Alex Edwards
Alex Edwards, Executive Vice President, Director

Date March 3, 2003

By /s/ Mark Clancy
Mark Clancy, Vice President, Risk Assessment, Director

Date March 3, 2003