Form 10QSB
period 2003-03-31
AMERICAN ENTERPRISE CORP
filed 2003-05-16
CIK 925894

                                         SECURITIES AND EXCHANGE COMMISSION
                                                       WASHINGTON, D.C. 20549

                                                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                                 Commission File Number: 0-24696

                                    AMERICAN ENTERPRISE CORPORATION
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

                                        525 West Lemon Street, Tampa, Florida 33609
                                          (Address of Principal Executive Offices) (Zip Code)

                                     egistrants Telephone Number, including area code: (813)-287-9733

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:

Class: Common Stock, No Par Value Outstanding at March 31, 2003, 37,650,395

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

AMERICAN ENTERPRISE CORPORATION
(FORMERLY AMERICAN ENTERPRISE.COM CORPORATION)
FINANCIAL STATEMENTS
March 31, 2003

TABLE OF CONTENTS

                                                                                                                                       PAGE

FINANCIAL STATEMENTS

BALANCE SHEET                                                                                                               2

STATEMENT OF OPERATIONS                                                                                        3

STATEMENT OF CASH FLOWS                                                                                        4

STATEMENT OF STOCKHOLDERS EQUITY                                                                 5

NOTES TO FINANCIAL STATEMENTS                                                                       6-11

AMERICAN ENTERPRISE CORPORATION
(FORMERLY AMERICAN ENTERPRISE.COM CORPORATION)
BALANCE SHEET
MARCH 31, 2003

ASSETS

CURRENT ASSETS
Accounts receivable, net of zero allowance
Other Current Assets                                                                                        $ 8,810
Total current assets                                                                                              1,290

TOTAL ASSETS                                                                                            $ 10,100

LIABILITIES AND STOCKHOLDERS (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                                                           $ 280,055
Accrued liabilities                                                                                                 11,860

Total current liabilities                                                                                         291,914

STOCKHOLDERS (DEFICIT)
Common stock, $.001 par value, 50,000,000
authorized, 19,982,965 shares issued and
outstanding                                                                                                           37,650
Preferred stock, $.002 par value, 20,000,000
authorized, 368,815 shares issued and
outstanding                                                                                                                    0
Additional paid in capital                                                                                  1,688,819
Retained deficit                                                                                               (2,008,283)

Total stockholders (deficit)                                                                                (281,814)

TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)                            $ 10,100

The accompanying notes are an integral part
of these financial statements.

AMERICAN ENTERPRISE CORPORATION
(FORMERLY AMERICAN ENTERPRISE.COM CORPORATION)
STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2003
TO MARCH 31, 2003

REVENUES

Gross revenue                                                                                                     $ 5,812
Less: Discounts                                                                                                        (934)

Net revenues                                                                                                          4,878

COST OF GOODS SOLD                                                                                  15,177

GROSS PROFIT                                                                                               (10,300)

OPERATING EXPENSES
Sales & Marketing expense                                                                                  69,123
Development expense                                                                                         111,464
Customer service expense                                                                                     32,414
General and administrative expense                                                                      356,392

TOTAL OPERATING EXPENSES                                                                    569,392

NET LOSS                                                                                                        (579,692)

Loss on Conversion of Preferred Stock to Common Stock                                    (15,530)

NET LOSS APPLICABLE TO COMMON STOCK HOLDERS                   $ (595,222)

The accompanying notes are an integral part
of these financial statements.

AMERICAN ENTERPRISE CORPORATION
(FORMERLY AMERICAN ENTERPRISE.COM CORPORATION)
STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                                                                         $ (579,692)

(Increase) decrease in assets:

Accounts receivable                                                                                                 (3,588)
Other Current Assets                                                                                               (1,290)

Increase (decrease) in liabilities:

Accounts payable                                                                                                    16,139
Accrued liabilities                                                                                                   (70,369)

Total adjustments                                                                                                    (59,108)

Net cash (used) in operating activities                                                                     (638,800)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock                                                                 638,800

Net cash provided by financing activities                                                                    638,800

NET INCREASE (DECREASE) IN CASH -

CASH, BEGINNING OF THE PERIOD -

CASH, END OF THE PERIOD $ -

Read independent auditors report.
the accompanying notes are an integral part
of these financial statements.

AMERICAN ENTERPRISE CORPORATION
(FORMERLY AMERICAN ENTERPRISE.COM CORPORATION)
STATEMENT OF STOCKHOLDERS (DEFICIT)
FOR THE PERIOD JANUARY 1, 2003
TO MARCH 31, 2003

                                                                                                     Additional
             Common            Stock        Preferred          Stock              Paid-In            Retained
              Shares               Value          Shares            Value               Capital              Deficit             Total

          9,982,965           19,983         368,815           738              1,066,948        (1,428,591)    (340,921)

              899,000               899                                                        178,901                                 179,800

               500,000              500                                                          99,500                                 100,000

           16,268,430        16,268        (368,815)         (738)                359,000                                 374,530

                                                                                                         (15,530)                                 (15,530)

                                                                                                                                (579.602)      (579,602)
          _________         ______       ________        ______          ________        _________      ________
          37,650,395         37,650                    -                -                1,688,819       (2,008,283)      (281,813)

AMERICAN ENTERPRISE CORPORATION
(FORMERLY AMERICAN ENTERPRISE.COM CORPORATION)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of American Enterprise Corporation (the Company) is presented to assist in understanding the Companys financial statements. The financial statements and notes are the representation of the Companys management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America consistently applied in the preparation of the financial statements.

Nature of Operations

American Enterprise Corporation (the Company), formerly American Enterprise.Com, Corp., was organized under the laws of the State of Florida in June 1994 under the name National Diagnostics, Inc. During 1998, the Company changed its corporate name to American Enterprise.Com, Corporation.

The Companys mission is to consolidate, through acquisition, merger and joint venture, Application Service Provider (ASP) delivered software and services. The Company initially intends to consolidate ASPs relating to the healthcare industry. Once acquired, the Company intends to organize the healthcare and related ASP delivered software and services into five distinct categories, and to act as a hub through which users exchange information, conduct transactions and communicate in realtime.

HealthCentrics, Inc., was organized under the laws of the State of Florida on February 22, 2002. HealthCentrics, Inc. was formed to organize, develop and market a suite of Web-based medical accounting, billing and management information services to third party billing companies, practice management and healthcare provider organizations.

Reverse Merger Method of Accounting

Following the acquisition, the former stockholders of HealthCentrics, Inc. were issued approximately 89% of the outstanding shares of American Enterprise Corporations $0.001 par value common stock. In accordance with accounting principles generally accepted in the United States of America, the Companys acquisition of HealthCentrics, Inc. has been accounted for as a reverse merger. As a result, HealthCentrics, Inc. has been treated as the acquiring entity and American Enterprise Corporation has been treated as the acquired entity for accounting purposes.

The historical financial statements of HealthCentrics, Inc. have become the historical financial statements of American Enterprise Corporation in connection with the acquisition. Similarly, the historical equity and retained deficit of HealthCentrics, Inc. prior to the acquisition have been retroactively restated for the equivalent number of shares issued in connection with the acquisition. The balance sheet reflects the financial position of American Enterprise Corporation at December 31, 2002. The related statements of operations, cash flow and stockholders (deficit) reflect the operations of American Enterprise Corporation for the period ended December 31, 2002.

AMERICAN ENTERPRISE CORPORATION
(FORMERLY AMERICAN ENTERPRISE.COM CORPORATION)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of American Enterprise Corporation (formerly American Enterprise.Com Corp.) and its wholly owned subsidiary HealthCentrics, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Accounting

The Company maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers amounts held by financial institutions and shortterm investments with an original maturity of 90 days or less to be cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

The Company records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 Accounting for Income Taxes. The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, the Company has accumulated a loss of $2,134,456 for income tax purposes, which can be used to offset future taxable income through 2022. As of March 31, 2003, no deferred taxes were recorded in the accompanying financial statements.

AMERICAN ENTERPRISE CORPORATION
(FORMERLY AMERICAN ENTERPRISE.COM CORPORATION)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE B - AMENDMENT OF ARTICLES OF INCORPORATION

During the year ended December 31, 2002, American Enterprise Corporation approved an amendment to its articles of incorporation to change the name of the company from American Enterprise.Com, Corp. to American Enterprise Corporation.

NOTE C - CAPITAL STOCK

Common Stock

The Company is authorized to issue 50 million shares of common stock with a par value of $0.001 per share. As of March 31, 2003, there were 37,650,365 shares issued and outstanding. Each share of common stock has one vote on all matters acted upon by the shareholders.

Preferred Stock

The Company is authorized to issue 20 million shares of preferred stock with a par value of $0.002 per share. As of Macrh 31, 2003, there were no preferred shares issued and outstanding.

Stock Issuances

During the time period of January 1 to March 31, 2003 the Company issued 899,000 common shares valued at $179,800 for cash, 500,000 commons shares valued at $100,000 for consulting services, and 16,268,430 common shares for the purpose of converting 368,815 shares of preferred stock to common stock.

Read independent auditors report.

The accompanying notes are an integral part
of these financial statements.
5