Form 10QSB
period 2003-06-30
NANOBAC PHARMACEUTICALS INC
filed 2003-09-05
CIK 925894

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934


For the Quarter Period Ended
June 30, 2003                                        Commission File No. 0-24696


                          NANOBAC PHARMACEUTICALS, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its Charter)

         Florida                                            59-3248917
         -------                                            ----------
(State or jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

2707 W. Martin Luther King Blvd, Ste 850, Tampa, Florida       33609
---------------------------------------------------------      -----
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:        (813) 264-2241


Former name, former address and former fiscal year, if changed since last report:

                         AMERICAN ENTERPRISE CORPORATION
                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]           No [   ]


The number of shares issued and outstanding of the Registrant's Common Stock, no par value, as of August 22, 2003 was 82,588,395.

================================================================================

                 NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION





Item 1:  Financial Statements


Accountant's review report                                                     3


Condensed Consolidated Balance Sheet as of June 30, 2003                       4


Condensed Consolidated Statements of Operations for the three and
six months ended June 30, 2003                                                 5


Condensed Consolidated Statements of Changes in Stockholders'
Equity for the period ended June 30, 2003                                      6


Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2003                                                            7


Notes to the Condensed Consolidated Financial Statements                    8-13

                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------



Board of Directors and Stockholders'
NanobacLabs Pharmaceuticals Inc. & Subsidiaries


We have reviewed the accompanying consolidated balance sheet of NanobacLabs Pharmaceuticals Inc. & Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NanobacLabs Pharmaceuticals Inc. & Subsidiaries.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.





/s/ Baumann, Raymondo & Company PA
----------------------------------
BAUMANN, RAYMONDO & COMPANY PA
September 3, 2003


                             NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED
                                             BALANCE SHEETS

                                               (UNAUDITED)

                                                                              As of             As of
                                                                          June 30, 2003   December 31, 2002
                                                                          -------------   -----------------
                                                 ASSETS
CURRENT ASSETS
     Cash                                                                  $    83,604       $      --
     Account receivable, net of allowance of $147,585 and 0 respectively        12,363             5,223
     Inventory                                                                  68,600              --
     Prepaid expenses                                                          137,648              --
     Other current assets                                                        8,095              --
                                                                           -----------       -----------
         Total current assets                                                  310,309             5,223
                                                                           -----------       -----------

FIXED ASSETS, at cost less accumulated depreciation                            111,264              --

INVESTMENT                                                                     693,778              --

OTHER ASSETS
     Deferred offering costs                                                    18,418              --
     Security deposits                                                          86,766              --
     Goodwill                                                                4,855,794              --
                                                                           -----------       -----------
         Total other assets                                                  4,960,978              --
                                                                           -----------       -----------

               TOTAL ASSETS                                                $ 6,076,329       $     5,223
                                                                           ===========       ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                      $   507,032       $   263,916
     Accrued interest payable                                                   32,015              --
     Accrued expenses                                                          258,535            82,229
     Notes payable                                                             905,413              --
     Advances from shareholders                                                 20,469              --
     Line of credit                                                             51,407              --
     Other current liabilities                                                   4,507              --
                                                                           -----------       -----------
         Total current liabilities                                           1,779,378           346,145

MINORITY INTEREST                                                              (36,920)             --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value, 100,000,000                                 6,484,177         1,134,377
         shares authorized, 63,000,395 issued and outstanding
     Preferred stock, no par value, 50,000,000                                    --                --
         shares authorized, 0 issued and outstanding
     Additional Paid in Capital                                                359,000              --
     Retained (deficit)                                                     (2,509,306)       (1,475,299)
                                                                           -----------       -----------
         Total stockholders' (deficit)                                       4,333,871          (340,922)

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 6,076,329       $     5,223
                                                                           ===========       ===========


                               The accompanying notes are an integral part
                                     of these financial statements.


                 NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three Months     Six Months
                                                     Ending           Ending
                                                  June 30, 2003    June 30, 2003
                                                  -------------    -------------

NET REVENUES                                       $     84,049    $     88,926

COST OF GOODS SOLD                                       81,015          88,514
                                                   ------------    ------------

GROSS PROFIT                                              3,034             412
                                                   ------------    ------------

OPERATING EXPENSES
     Sales and marketing                                 36,419         114,306
     Research and development                            97,845         187,369
     General and administrative                         357,938         771,987
     Depreciation and amortization                        2,387           2,387
                                                   ------------    ------------
         Total Operating Expenses                       494,588       1,076,049

NET OTHER EXPENSES (INCOME)                               3,618           3,618

LOSS BEFORE INCOME TAXES & MINORITY INTEREST           (495,173)     (1,079,256)

PROVISION FOR INCOME TAXES                                 --              --
                                                   ------------    ------------

LOSS BEFORE MINORITY INTEREST                          (495,173)     (1,079,256)

MINORITY INTEREST                                       (45,249)        (45,249)
                                                   ------------    ------------

NET LOSS                                           $   (449,924)   $ (1,034,007)
                                                   ============    ============


LOSS PER COMMON SHARE

     Basic                                         $     (0.010)   $     (0.025)
                                                   ------------    ------------

     Fully Diluted                                 $     (0.010)   $     (0.025)
                                                   ------------    ------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING

     Basic                                           45,943,802      41,384,612
                                                   ------------    ------------

     Fully Diluted                                   45,943,802      41,384,612
                                                   ------------    ------------


                   The accompanying notes are an integral part
                         of these financial statements.


                                          NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                                      CONDENSED CONSOLIDATED
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                FOR THE PERIOD FROM JANUARY 1, 2003
                                                       THROUGH JUNE 30, 2003
                                                            (UNAUDITED)


                                     Common         Stock       Preferred       Stock       Additional
                                   -------------------------   -------------------------     Paid-in      Retained
                                     Shares         Value        Shares         Value        Capital      (Deficit)        Total
                                   -----------   -----------   -----------    ----------   -----------   -----------    -----------

December 31, 2002 Balance           19,982,965   $ 1,134,377       368,815    $     --     $      --     $(1,475,299)   $  (340,922)

Conversion of                       16,268,430          --        (368,815)         --            --            --             --
      Preferred Stock to
      Common Stock

Common stock issued                    500,000       100,000          --            --            --            --          100,000
      for services at
      $0.20 per share

Conversion of shareholder              285,000        57,000          --            --            --            --           57,000
      debt to shares of common
      stock at $0.20 per share

Conversion of shareholder              575,000       115,000          --            --            --            --          115,000
      debt to shares of common
      stock at $0.20 per share

Capital infusion by affiliate             --            --            --            --         359,000          --          359,000

Net Loss                                  --            --            --            --            --        (584,083)      (584,083)
                                   -----------   -----------   -----------    ----------   -----------   -----------    -----------
March 31, 2003 Balance              37,611,395     1,406,377          --            --         359,000    (2,059,382)      (294,005)
                                   -----------   -----------   -----------    ----------   -----------   -----------    -----------

Conversion of shareholder              815,500       163,100          --            --            --            --          163,100
      debt to shares of common
      stock at $0.20 per share

Conversion of shareholder              173,500        34,700          --            --            --            --           34,700
      debt to shares of common
      stock at $0.20 per share

Common stock issued in              24,400,000     4,880,000          --            --            --            --        4,880,000
      acquisition of NanobacLabs
      Pharmaceuticals, Inc.

Net loss                                  --            --            --            --            --        (449,924)      (449,924)
                                   -----------   -----------   -----------    ----------   -----------   -----------    -----------
June 30, 2003 Balance               63,000,395     6,484,177          --            --         359,000    (2,509,306)     4,333,871
                                   ===========   ===========   ===========    ==========   ===========   ===========    ===========


                                            The accompanying notes are an integral part
                                                  of these financial statements.


                     NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED
                                 STATEMENT OF CASH FLOWS
                           FOR THE PERIOD FROM JANUARY 1, 2003
                                  THROUGH JUNE 30, 2003
                                       (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $(1,034,007)
Adjustments to reconcile net loss to cash
     (used) in operating activities
     Depreciation and amortization                                                 2,387
     Common stock issued for services                                            100,000
     Minority interest in net loss                                               (45,249)
     Net (increase) decrease in assets:                                             --
        Accounts receivable                                                       (7,140)
        Inventory                                                                (68,600)
        Prepaid expenses                                                        (137,648)
        Other current assets                                                      (8,095)
     Net increase (decrease) in liabilities:                                        --
        Accounts payable                                                         243,116
        Accrued interest payable                                                  32,015
        Accrued expenses                                                         176,306
        Advances from shareholders                                                20,469
        Line of credit                                                            51,407
        Other current liabilities                                                  4,507
                                                                             -----------
     Total adjustments                                                           462,441
                                                                             -----------
Net cash provided (used) in operating activities                                (571,566)
                                                                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets, net book value as of date of acquisition      (113,651)
     Investment in affiliate                                                    (693,778)
     Capitalized offering costs                                                  (18,418)
     Long term deposits                                                          (86,766)
     Acquisition of NanobacLabs Pharmaceuticals, Inc.                         (4,880,000)
     Net change in Minority Interest                                              32,535
                                                                             -----------
Net cash provided (used) in investing activities                              (5,859,043)
                                                                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in notes payable                                                   905,413
     Common stock issued for the conversion of debt                              369,800
     Common stock issued for cash                                                   --
     Common stock issued in acquisition                                        4,880,000
     Capital infusion from affiliate                                             359,000
                                                                             -----------
Net cash provided (used) in financing activities
                                                                             -----------

        Change in cash                                                            83,604
     Cash balance, beginning of period                                              --
                                                                             -----------
     Cash balance, end of period                                             $    83,604
                                                                             ===========


Supplemental disclosures of cash flow information:
     Interest expense - paid in cash                                         $      --
                                                                             -----------


                       The accompanying notes are an integral part
                             of these financial statements.

                                            7

                 NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                  (UNAUDITED)


1.   Nature of operations and summary of significant accounting polices:

     Nature of business and basis of presentation:

     Nanobac Pharmaceuticals, Inc. ("Nanobac" or the "Company") is in the business of pharmaceutical drug research and development, research and development of medical diagnostics, nanobiotechnology and nanotechnology. Recent studies indicate that the Company's proprietary regimen may be effective as a treatment for reducing atherosclerotic coronary artery calcified plaque, and other calcifications found in human diseases. Development of Nanobac's treatments is related to the potential existence of a novel infectious disease pathogen termed Nanobacterium Sanguineum ("nanobacteria").

     The Company has developed the nanobiotics(R), NanobacTX(R) (heart disease and atherosclerosis), UroBac(R) (urology) and DermaBac(R) (dermatology), which are patent-pending prescription compounds targeted to treat what are believed to be nanobacterial infections in humans. Nanobac Pharmaceuticals' nanobiotics(R) are the only such treatments available on the market at this time. The Company has additional nanobiotics(R) in its development pipeline.

     Nanobac's researchers have developed a blood test (NanobacTEST-S(R)) for nanobacterial antigen and IgG antibodies as well as a rapid urine-screening test for nanobacterial antigen (NanobacTEST-U/A(R)).

     Acquisition:

     An acquisition of the majority ownership of NanobacLabs Pharmaceuticals, Inc. ("Labs") was completed by American Enterprise Corporation ("AMER" or the "Company") partially on June 2 and concluding on June 4, 2003. On June 4, 2003, AMER acquired 6,100,000 shares from Gary S. Mezo and Nancy M. Schriewer-Mezo, representing approximately 74.4% of Labs in exchange for 24,400,000 restricted AMER no par value common shares together with a loan to LABS in the amount of $300,000 and a commitment to provide additional equity capital to LABS during the twelve months following the acquisition. Together with the 37,650,395 AMER no par value common shares previously issued, as of June 4, 2003, the Company had 62,050,395 no par value common shares issued and outstanding. Dr. Mezo is Chairman of Lab's Board of Directors.

     In addition, the Company has agreed to acquire the remaining 2,089,500 outstanding shares of Labs for 9,238,000 AMER shares and, if exercised, 500,000 options to acquire Labs shares, for 3,000,000 AMER shares. The option holder is not obligated to exercise the option.

                 NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                  (UNAUDITED)


1.   Nature of operations and summary of significant accounting polices
     (continued):

     In the event all Labs shares are converted, AMER will have issued an aggregate of 36,638,000 shares and shall have issued and outstanding a total of 94,826,395 shares. In such an event, the former owners of Labs will then own approximately 38.6% of AMER. The Company expects the remaining Labs shares to convert before March 31, 2004.

     Effective June 20, 2003, the Company had announced a name change from American Enterprise Corporation to Nanobac Pharmaceuticals, Inc. Effective July 21, 2003, Nanobac Pharmaceuticals, Inc. began trading under the symbol "NNBT."

     Reporting periods:

     The financial information is presented on a calendar year-end.

     Use of estimates:

     The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Interim financial information:

     The financial statements for the quarter ended June 30, 2003 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 for the Company as filed in the annual report on Form 10-KSB, the quarter ended March 31, 2002 as filed on Form 10-QSB, and the pro forma financial statements as filed on Form 8-K/A.

     In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results for a full year.

                 NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                  (UNAUDITED)


1.   Nature of operations and summary of significant accounting polices
     (continued):

     Financial instruments:

     The carrying value of the Company's financial instruments, including cash, accounts payable and notes payable approximate their fair market values

     Furniture and equipment:

     Furniture and equipment is depreciated using the straight-line method over the estimated useful life of 5 years.

     Stock option based compensation:

     The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 whereby compensation is recognized to the extent the market price of the underlying stock at the grant date exceeds the exercise price of the options granted. There have been no options granted to employees since inception. Stock option based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation.

     Research and development costs:

     Research and development costs are expensed in the period in which they occur.

     Income taxes:

     The Company records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     Since its inception, the Company has accumulated a loss of $2,509,306 for income tax purposes, which can be used to offset future taxable income through 2022.

                   Estimated future tax benefit   $ 878,257
                   Valuation allowance             (878,257)
                                                  ---------
                   Estimated future tax benefit   $    --

     As of June 30, 2003, no deferred taxes were recorded in the accompanying financial statements.

                 NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                  (UNAUDITED)


1.   Nature of operations and summary of significant accounting polices
     (continued):

     Net loss per share:

     Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential that could occur if the remaining shares of Labs are acquired as expected. The company has no warrants or options outstanding. Diluted net loss per share is considered to be the same as basic net loss per share since the effect of the issuance of common stock associated with the convertible debt is anti-dilutive.

2.   Management's plan of operation:

     Prior to its acquisition of NanobacLabs Pharmaceuticals, Inc., the Company's sole operating subsidiary was Healthcentics, Inc. As part of the Company's Plan of Reorganization, effective December 6, 2002, the Company executed an Acquisition Agreement with HealthCentrics, Inc., a privately-held Florida corporation. HealthCentrics is a development-stage Florida corporation formed February, 2002 to organize, develop and market a suite of Web-based medical accounting, billing and management information services to third party billing companies, practice management and healthcare provider organizations. Under the terms of the Acquisition Agreement, the Company exchanged 17,732,965 restricted common shares for 100% of the issued and outstanding shares of HealthCentrics. The acquisition of HealthCentrics was accounted for using the reverse-merger accounting method. The Current Report on Form 8-K filed December 12, 2002 included the audited financial statements of HealthCentrics for the period from inception on February 22, 2002 through June 30, 2002 taken together with the unaudited balance sheet and statement of income for the quarter ended September 30, 2002.

     In the period from January 1, 2003 through June 30, 2003, the HealthCentrics subsidiary had revenue of $11,289, cost of revenue of $28,051, operating expenses of $584,014, and a net loss of $601,073. Management is currently reviewing its strategy for the HealthCentrics subsidiary. During this same period the parent company had no revenues and total operating expenses of $301,430.

     The purchase of 74.4% of NanobacLabs Pharmaceuticals, Inc. ("Labs") was completed on June 4, 2003. For the first six months of 2003, Labs had revenues of $719,269, costs of revenue of $356,359, total operating expenses of $1,556,213, other expenses of $28,920, and a net loss of $1,222,222. Labs has been funded primarily through operations and equity injections by its shareholders.

     Management's plan of operations for fiscal 2003 is for the Company to raise additional capital of up to $2 million in order to complete the acquisition of Nanobac Oy, launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there

                 NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                  (UNAUDITED)


     are no firm commitments to invest in the Company. If the Company is unable to obtain such financing, the business might not attain profitability. The Company has issued a term sheet to several interested individuals with the intention of raising up to $2 million.

     There can be no assurances that the Company will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

3.   Notes payable and long-term debt:

     The Company had no long-term debt to third parties as of June 30, 2003.

4.   Advances from related parties:

     As of June 30, 2003, the Company had $20,469 in advances from shareholders.

5.   Subordinated convertible debentures:

     The Company had no subordinated convertible debentures as of June 30, 2003.

6.   Stockholders' deficit:

     Common stock:

     On December 31, 2002, the Company had 19,982,965 shares of common stock issued and outstanding. During the period from January 1, 2003 through June 30, 2003 certain shareholders converted $369,800 which had been advanced to the Company into 1,849,000 shares of common stock of the Company. The Company also issued 500,000 shares as compensation for services rendered.

     On June 4, 2003, the Company issued 24,400,000 shares of its common stock to acquire 74.4% of the total issued and outstanding common stock of NanbacLabs Pharmaceuticals, Inc.

     The Company had 63,000,395 shares of common stock issued and outstanding as of June 30, 2003.

                 NANOBAC PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FROM INCEPTION (APRIL 24, 2000) TO JUNE 30, 2003
                                  (UNAUDITED)


     Preferred stock:

     The Company had no shares of preferred stock issued and outstanding as of June 30, 2003.

     Incentive stock option plan

     The Company has no incentive stock option plan.

7.   Income taxes:

     Deferred tax assets consist of the following at June 30, 2003:

        Estimated future tax benefit                $ 878,000

        Valuation allowance                          (878,000)
                                                    ---------

                                                    $    --
                                                    =========

8.   Subsequent events:

     Shares issued in acquisition of Nanobac:

     The Company issued 6,598,000 restricted shares of its common stock on August 11, 2003 to shareholders of NanobacLabs Pharmaceuticals, Inc. ("Labs") bringing its total ownership of Labs to approximately 95%.

     Shares issued for services:

     On July 11, 2003 the Company issued 350,000 restricted shares of its common stock to its Corporate Secretary for services rendered. On the same date the Company issued 12,000,000 restricted shares of its common stock to entities controlled by its Chairman and Chief Executive Officer for services rendered.

     Share issued for cash:

     On July 11, 2003 the Company issued 116,000 restricted shares of its common stock for $23,200. On August 11, 2003 the Company issued 526,000 restricted shares of its common stock for $105,200.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Background
----------

Nanobac Pharmaceuticals, Inc., (f/k/a American Enterprise Corporation) ("we", "our", "us" the "Company", "AMER", "NNBP") was formed as a Florida corporation during June, 1994. At that time, our corporate name was National Diagnostics, Inc. and through our wholly-owned subsidiaries, we provided diagnostic imaging services through several outpatient centers in Florida. During 1998, we changed our corporate name to American Enterprise.Com, Corp and continued to provide diagnostic imaging services through several outpatient centers located in the State of Florida.

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

On November 20, 2002, following our Confirmed Plan, we had 2,250,000 no par value common shares and 368,318 Series A Preferred Shares issued and outstanding. This is the same number of common and preferred shares which were outstanding at the time we filed our voluntary reorganization

During the two-year period of our bankruptcy we conducted no activities except those matters required to complete the bankruptcy process. During that two-year period, we changed our Board of Directors and operating Officers. As a part of our Confirmed Plan, we developed a business strategy to consolidate through acquisition, merger and joint-venture, Application Service Provider (ASP) delivered software and services. Initially, we intend to consolidate ASPs relating to the healthcare industry. Once acquired, we intend to organize the healthcare related ASP delivered software and services into five distinct categories and to act as the hub through which users exchange information, conduct transaction and communicate in real-time.

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

In the period from January 1, 2003 through June 30, 2003, HealthCentrics had revenue of $11,289, cost of revenue of $28,051, operating expenses of $584,014, and a net loss of $601,073. Management is currently reviewing its strategy for the HealthCentrics subsidiary.

We completed the acquisition of the majority ownership of NanobacLabs Pharmaceuticals, Inc. ("Labs") partially on June 2 and concluding on June 4, 2003. On June 4, 2003, AMER acquired 6,100,000 shares from Doctor Gary S. Mezo and Mrs. Nancy M. Schriewer-Mezo representing approximately 74.4% of Labs in exchange for 24,400,000 restricted AMER no par value common shares together with a loan in the amount of $300,000 to Labs and a commitment to provide additional equity capital to Labs during the twelve months following the acquisition. Together with the 37,650,395 AMER no par value common shares previously issued, as of June 4, 2003, the Company had 62,050,395 no par value common shares issued and outstanding. Dr. Mezo is Chairman of Lab's Board of Directors.

In addition, the Company has agreed to acquire the remaining 2,089,500 outstanding shares of Labs for 8,358,000 AMER shares and, if exercised, 500,000 options to acquire Labs shares, for 2,000,000 AMER shares. The option holder is not obligated to exercise the option.

For the first six months of 2003, Labs had revenues of $719,269, costs of revenue of $356,359, total operating expenses of $1,556,213, other expenses of $28,920, and a net loss of $1,222,222. Labs has been funded primarily through operations and equity injections by its shareholders.

In the event all Labs shares are converted, AMER will have issued an aggregate of 34,758,000 shares and shall have issued and outstanding a total of 94,826,395 shares. In such an event, the former owners of Labs will then own approximately 38.6% of AMER.

Effective June 20, 2003, the Company had announced a name change from American Enterprise Corporation to Nanobac Pharmaceuticals, Inc. Effective July 21, 2003, Nanobac Pharmaceuticals, Inc., began trading under the symbol "NNBT."

Managements' plan of operations for fiscal 2003 is for the Company to raise additional capital of up to $2 million in order to complete the acquisition of Nanobac Oy, launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there are no firm commitments on anyone's part to invest in the Company and if the Company is unable to obtain such financing, the business may never reach profitability. The Company has issued a term sheet to several interested individuals with the intention of raising up to $2 million.

Plan of Operations
------------------

Managements' plan of operations for fiscal 2003 is for the Company to raise additional capital of up to $2 million in order to complete the acquisition of Nanobac Oy, launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. The Company has issued a term sheet to several interested individuals with the intention of raising up to $2 million. At this time, there are no firm commitments to invest in the Company and if the Company is unable to obtain such financing, the business may never reach profitability.

There can be no assurances that the Company will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Liquidity and Capital Resources
-------------------------------

Since emerging from Chapter 11, Nanobac has financed its activities primarily from advances from John D. Stanton, its Chairman and CEO, and from other shareholders, which advances were subsequently converted into shares of the Company's common stock, and from private placements of common stock. As of June 30, 2003 the balance of such advances due shareholders was $20,469. For the period of April 1, 2003 through June 30, 2003, $197,800 of advances from shareholders was converted into 989,000 shares of common stock.

As of June 30, 2003, Nanobac had total assets of $6,076,329 of which $310,309 were current assets. At June 30, 2003, Nanobac had total current liabilities of $1,779,378 and no long-term liabilities. Nanobac's working capital deficit at June 30, 2003 was $1,469,069 and the Company had a retained deficit of $2,509,306. Nanobac is dependent on raising additional funding necessary to implement its business plan as outlined above.

Forward Looking Statements. This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

Reliance on our Chairman of the Board, Chief Executive Officer and Majority Shareholder; Possible Future Dilution

We have limited working capital and are primarily relying upon notes (borrowed funds) to operate. During the past two years, principally since May 1, 2001, our Chairman of the Board, Chief Executive Officer and majority shareholder Mr. John Stanton provided for all of our management and capital needs. Further, since February, 2002, Mr. Stanton has provided the majority of the capital needs of HealthCentrics and AMER. While Mr. Stanton continues to provide for the majority of our capital requirements, he is under no obligation to continue such financing and/or strategic guidance. In the event Mr. Stanton should discontinue his support, we may have difficulty in continuing our operations. In such an event, shareholders could lose their investment in its entirety. Historically, Mr. Stanton has provided his capital to us on a debt basis after which he may convert his debt into shares of our common stock. If, in the future we require additional capital, Mr. Stanton may contribute some or all of our requirements. We anticipate that as a part of any such loan, Mr. Stanton would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require Mr. Stanton's support, shareholders may experience dilution. At present, we do not maintain key man insurance for Mr. Stanton.

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

Limited Operating History Anticipated Losses; Uncertainty of Future Results

We have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving software programs and methods which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to: (i) further develop and market our products; (ii) establish distribution relationships; and (iii) build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of customers we are able to attract and the costs of continuing development of our product line.

Competition

The market in which the Company competes includes successful and well-capitalized competitors that vary in size and scope. Principal competitors include Pfizer, Merck and other pharmaceutical companies having unique treatments for cardiovascular disease. All of these competitors are more established, benefit from greater name recognition and have substantially greater resources than the Company. Moreover, the Company could face additional competition as other established and emerging companies enter the market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer subscriptions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and operating results. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of the Company's prospective consumers. While the Company believes it can differentiate its own product from these current and future competitors, focusing on the products' functionality, flexibility, adaptability and features, there can be no assurance that the Company will be able to compete successfully against current and future competitors. The failure to effectively compete would have a material adverse effect upon the Company's business, financial condition and operating results

Government Regulation

Healthcare in general and the pharmaceuticals industry in particular are highly regulated markets, subject to both federal and a multitude of state regulations and guidelines. The majority of the Company's business is still in clinical research applications and is governed by the medical community. The Company sells its nanbacTX as a prescription compound and is governed by the normal rules of pharmacy management. There can be no assurance that changes to state or federal laws will not materially restrict our ability to sell our products or develop new product lines.

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

Continued Control by Current Officers and Directors

The present officers and directors own approximately 65% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officer's salaries. Shareholders have no cumulative voting rights.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

During January 2003 we engaged in arbitration with a software outsourcing firm, AdiTech, Inc. over disputes arising from programming services. Subsequently, an arbitration meeting was held in July and we expect a decision before the end of 2003. We are unable at this time to predict the outcome of this arbitration. Should AdiTech prevail, we would be required to remit approximately $180,000.

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

Item 2: Changes in Securities and Use of Proceeds

     (a)  Not Applicable.

     (b)  Not Applicable.

     (c) During the period from April 1, 2003 through June 30, 2003, the Company issued 989,000 shares of its common stock to effect the conversion of $197,800 in debt to equity. The shares were issued at a price of $0.20 per share and are restricted.

          Also during the period the Company issued 24,400,000 shares of its common stock to effect the purchase of 74.4% of NanobacLabs Pharmaceuticals, Inc. The shares were issued at a price of $0.20 per share and are restricted.

     (d)  Not Applicable

Item 3: Defaults upon Senior Securities

     None.

Item 4: Submission of Matters to a Vote of Security Holders

     None

Item 5: Other Information

     None

Item 6: Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

          99.1   Certification pursuant to 18 U.S.C. Section 1350

          99.2   Certification pursuant to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed on June 19, 2003 to report the Acquisition of NanobacLab Pharmaceuticals, Inc. and the change of its name from American Enterprise Corp to Nanobac Pharmaceuticals, Inc.

     A Current Report on Form 8-K was filed on July 18, 2003 to report that effective July 21, 2003, Nanobac Pharmaceuticals will trade under the symbol "NNBT".

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 18, 2003                 NANOBAC PHARMACEUTICALS, INC.



                                        By: /s/ John D. Stanton
                                        ---------------------------------------
                                        John D. Stanton, President and Chief
                                        Executive Officer



                                        By: /s/ John D. Stanton
                                        ---------------------------------------
                                        John D. Stanton, Chief Financial Officer

                                  CERTIFICATION


     I, John D. Stanton, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Nanobac Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


August 18, 2003

                                        By: /s/ John D. Stanton
                                        ----------------------------------------
                                        John D. Stanton, President and Chief
                                        Executive Officer

                                  CERTIFICATION


     I, John D. Stanton, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Nanobac Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 19, 2003
                                        By: /s/ John D. Stanton
                                        ----------------------------------------
                                        John D. Stanton, Chief Financial Officer