Form 10QSB
period 2003-09-30
NANOBAC PHARMACEUTICALS INC
filed 2004-01-28
CIK 925894

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              --------------------

                          For the Quarter Period Ended
                                September 30 2003

                              --------------------


                      Nanobac Pharmaceuticals, Incorporated
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                       0-24696                  59-3248917
         -------                       -------                  ----------
(State or Other Jurisdiction   (Commission File Number)      (I.R.S. Employer
     of Incorporation)                                    Identification Number)


        2727 W. Martin Luther King Blvd, Suite 850, Tampa, Florida 33607
        ----------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (813) 264-2241
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [ ]   No [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

            Yes [ ]   No [X]


The number of shares issued and outstanding of the Registrant's Common Stock, no par value, as of December 31, 2003 was 99,943,840.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION





Item 1:  Financial Statements


Condensed Consolidated Balance Sheet as of September 30, 2003                 3


Condensed Consolidated Statements of Operations for the three and
nine months ended September 30, 2003                                          4


Condensed Consolidated Statements of Changes in Stockholders'
Equity for the period ended September 30, 2003                                5


Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2003                                                      6


Notes to the Condensed Consolidated Financial Statements                      7


                         NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      (Unaudited)
                                                                   September 30, 2003   December 31, 2002
                                                                   ------------------   -----------------
                                                 ASSETS

CURRENT ASSETS
     Cash                                                             $     46,143         $       --
     Account receivable, net of allowance of $11,709                         3,416                5,223
     Inventory                                                              67,454                 --
     Advances to Nanobac OY                                                193,293
                                                                      ------------         ------------
         Total current assets                                              310,306                5,223
                                                                      ------------         ------------

FIXED ASSETS, at cost less accumulated depreciation                        111,614                 --

OTHER ASSETS
     Investment in Nanobac OY                                              795,225
     Security deposits                                                      65,000                 --
     Goodwill                                                            8,970,264                 --
                                                                      ------------         ------------
         Total other assets                                              9,830,489                 --
                                                                      ------------         ------------

               TOTAL ASSETS                                           $ 10,252,409         $      5,223
                                                                      ============         ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                 $    675,047         $    263,916
     Accrued expenses                                                      438,747               82,229
     Notes payable                                                         276,973                 --
     Stockholder loan                                                      809,071                 --
     Other current liabilities                                                --                   --
                                                                      ------------         ------------
         Total current liabilities                                       2,199,838              346,145

MINORITY INTEREST                                                          (40,915)                --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value, 100,000,000                            12,027,572            1,134,377
         shares authorized, 83,780,395 issued and outstanding
     Preferred stock, no par value, 50,000,000                                --                   --
         shares authorized, 0 issued and outstanding
     Additional Paid in Capital                                               --                   --
     Retained (deficit)                                                 (3,934,086)          (1,475,299)
                                                                      ------------         ------------
         Total stockholders' (deficit)                                   8,093,486             (340,922)
                                                                      ------------         ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $ 10,252,409         $      5,223
                                                                      ============         ============


               The accompanying notes are an integral part of these financial statements.


                                 NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                                                            February 22, 2002
                                                   Three Months ended September 30,      Nine Months       (date of inception)
                                                   -------------------------------         ended               through
                                                       2003               2002        September 30, 2003   September 30, 2002
                                                   ------------       ------------    ------------------   ------------------

REVENUE                                            $    244,616       $      3,565       $    333,542         $      6,565

COST OF REVENUE                                         206,113               (404)           294,627                3,092
                                                   ------------       ------------       ------------         ------------

GROSS PROFIT                                             38,503              3,969             38,915                3,473
                                                   ------------       ------------       ------------         ------------

OPERATING EXPENSES
      Sales, general and administrative                 760,447            240,883          2,157,741              623,972
      Research and development                          220,338            151,752            407,707              372,378
      Depreciation and amortization                       6,483              8,870
                                                   ------------       ------------       ------------         ------------
          Total Operating Expenses                      987,268            392,635          2,574,318              996,350
                                                   ------------       ------------       ------------         ------------

OPERATING LOSS                                         (948,765)          (388,666)        (2,535,403)            (992,877)

NET OTHER EXPENSES (INCOME)
      Interest expense                                  (14,380)                              (18,056)
      Other income (expense), net                           165                                   223
                                                   ------------       ------------       ------------         ------------

LOSS BEFORE INCOME TAXES & MINORITY INTEREST           (962,980)          (388,666)        (2,553,236)            (992,877)

PROVISION FOR INCOME TAXES                                 --                 --                 --                   --
                                                   ------------       ------------       ------------         ------------

LOSS BEFORE MINORITY INTEREST                          (962,980)          (388,666)        (2,553,236)            (992,877)

MINORITY INTEREST                                        49,200                                94,449
                                                   ------------       ------------       ------------         ------------

NET LOSS                                           $   (913,780)      $   (388,666)      $ (2,458,787)        $   (992,877)
                                                   ============       ============       ============         ============


LOSS PER COMMON SHARE

      Basic                                        $      (0.01)      $      (0.03)      $      (0.04)        $      (0.09)
                                                   ------------       ------------       ------------         ------------

      Fully Diluted                                $      (0.01)      $      (0.03)      $      (0.04)        $      (0.09)
                                                   ------------       ------------       ------------         ------------

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING

      Basic                                          64,783,780         12,718,811         58,268,413           11,494,479
                                                   ------------       ------------       ------------         ------------

      Fully Diluted                                  64,783,780         12,718,811         58,268,413           11,494,479
                                                   ------------       ------------       ------------         ------------


                       The accompanying notes are an integral part of these financial statements.


                                      NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                            (UNAUDITED)


                                  Common Stock                  Preferred Stock          Additional
                          ----------------------------    ----------------------------    Paid-in       Retained
                             Shares          Value           Shares          Value        Capital       (Deficit)          Total
                          ------------    ------------    ------------    ------------   ----------    ------------    ------------

December 31, 2002 Balance   19,982,965    $  1,134,377         368,815    $       --     $     --      $ (1,475,299)   $   (340,922)

Conversion of               16,268,430            --          (368,815)           --                                           --
      Preferred Stock to
      Common Stock

Capital infusion by
      affiliate                                                                             359,000                         359,000

Conversion of shareholder
      debt to shares of
      common stock at
      $0.20 per share        3,644,000         728,800                                     (359,000)                        369,800

Sale of common stock at
      $0.20 to $.40 per
      share                  1,690,000         548,000                                                                      548,000

Common stock issued
      for services at
      $0.20 to $.52 per
      share                  7,197,000       1,485,550                                                                    1,485,550

Common stock issued in
      acquisition of
      HealthCentrics         4,000,000            --                                                                           --

Common stock issued in
      acquisition of
      NanobacLabs
      Pharmaceuticals,
      Inc                   30,998,000       8,130,845                                                                    8,130,845

Net Loss                                                                                                 (2,458,787)     (2,458,787)
                          ------------    ------------    ------------    ------------   ----------    ------------    ------------
Balance, September 30,
      2003                  83,780,395    $ 12,027,572    $       --      $       --     $     --      $ (3,934,086)   $  8,093,486
                          ============    ============    ============    ============   ==========    ============    ============


                            The accompanying notes are an integral part of these financial statements.


                      NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                    February 22, 2002
                                                                  Nine Months      (date of inception)
                                                                     ended               through
                                                               September 30, 2003   September 30, 2002
                                                               ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                          $(2,458,787)         $  (992,877)
Adjustments to reconcile net loss to cash
     (used) in operating activities
     Depreciation and amortization                                      8,870                 --
     Common stock issued for services                                 685,550                 --
     Minority interest in net loss                                    (94,449)                --
     Net (increase) decrease in assets:
        Accounts receivable                                             8,981               (5,066)
        Inventory                                                       1,204                 --
        Other current assets                                           47,924                 --
     Net increase (decrease) in liabilities:
        Accounts payable                                              200,553              177,476
        Accrued expenses                                              138,869               45,048
                                                                  -----------          -----------
     Total adjustments                                                997,502              217,458
                                                                  -----------          -----------
Net cash provided (used) in operating activities                   (1,461,285)            (775,419)
                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                       (6,833)                --
     Long term deposits                                                (2,500)                --
     Adavnces to Nanobac OY                                           (66,770)                --
     Acquisition of subsidiary, net of cash received                  144,775                 --
                                                                  -----------          -----------
Net cash provided (used) in investing activities                       68,672                 --
                                                                  -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Line of credit, net                                              (36,453)                --
     Advances from shareholders                                     1,237,871                 --
     Payment of notes payable - Nanobac OY                           (310,662)                --
     Common stock issued for cash                                     548,000              775,419
                                                                  -----------          -----------
Net cash provided (used) in financing activities                    1,438,756              775,419
                                                                  -----------          -----------

        Change in cash                                                 46,143                 --
     Cash balance, beginning of period                                   --                   --
                                                                  -----------          -----------
     Cash balance, end of period                                  $    46,143          $      --
                                                                  ===========          ===========


Supplemental disclosures of cash flow information:
     Cash paid for interest expense                               $     4,447          $      --

Noncash items
     Common stock issued for the conversion of debt               $   728,800          $      --
     Common stock issued in acquisition                           $ 8,930,845          $      --


            The accompanying notes are an integral part of these financial statements.

                                                 6

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


1. Nature of operations and summary of significant accounting polices

Nature of business

Effective June 20, 2003, Nanobac Pharmaceuticals, Incorporated ("NNBP" or the "Company") announced a name change from American Enterprise Corporation to Nanobac Pharmaceuticals, Incorporated effective July 21, 2003, Nanobac Pharmaceuticals, Incorporated began trading under the symbol "NNBP."

During June 2003, NNBP acquired a controlling interest of NanobacLabs Pharmaceutical, Inc. ("LABS") in a stock for stock transaction accounted for under the purchase method of accounting - see note 2, "Nanobac Acquisition".

As a result of the LABS acquisition, Nanobac Pharmaceuticals, Incorporated's primary business is the study and development of therapeutic and diagnostic technologies related to the novel plemorphic pathogen known as nanobacterium sanguineum. Nanobac Pharmaceuticals has developed therapeutic treatments, for the eradication or reduction of nanobacteria in the human body.

Prior to its acquisition of LABS, the Company's sole operating subsidiary was HealthCentrics, Inc., a development-stage enterprise formed in February, 2002 to organize, develop and market a suite of Web-based medical accounting, billing and management information services to third party billing companies, practice management and healthcare provider organizations.

Basis of Presentation

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results for a full year.

The financial statements for the quarters ended September 30, 2003 and 2002 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 for NNBP as filed in the annual report on Form 10-KSB, and the pro forma financial statements as filed on Form 8-K/A dated September 3, 2003, which information is included by reference.

Principles of Consolidation

The consolidated financial statements include the accounts of NNBP and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


1. Nature of operations and summary of significant accounting polices
(continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments

The carrying value of NNBP's financial instruments, including cash, accounts payable and notes payable approximate their fair market values.

Furniture and equipment

Furniture and equipment is depreciated using the straight-line method over the estimated useful life of three to five years.

Research and development costs

Research and development costs are expensed in the period in which they occur.

Income taxes

NNBP records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Net loss per share

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company's common stock equivalents include the availability of shares to the Chairman and CEO under the November 2002 bankruptcy plan (see Note
6) and the availability of additional shares to Minority Stockholders of LABS (see Note 2). The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


2. Acquisition of NanobacLabs Pharmaceuticals, Inc.

On June 4, 2003, NNBP acquired approximately 74.4% of LABS from Gary S. Mezo and Nancy M. Schriewer-Mezo in exchange for 24,400,000 restricted NNBP no par value common shares. From June 5, 2003 through July 21, 2003, NNBP acquired an additional 20.2% of LABS from various stockholders in exchange for 6,598,000 shares of NNBP, bringing its total ownership to 94.6% of LABS at September 30, 2003.

As of September 30, 2003, two entities ("Minority Stockholders") owned the remaining 5.4% of LABS. These Minority Stockholders also have options to acquire an additional 5.4% of LABS in exchange for a cash contribution of $500,000 ("Minority Option"), which expires on March 31, 2004. Except for their stock ownership, these Minority Stockholders are not affiliated with the Company.

During October 2003, the Minority Stockholders exercised $100,000 of their Minority Option. Simultaneously with this transaction, NNBP acquired the remaining 5.4% of LABS from the Minority Stockholders plus the stock issued for the $100,000 Minority Option exercise in exchange for 3,240,000 shares of NNBP. The remaining Minority Option was acquired by an entity controlled by the Company's Chairman and CEO during December 2003.

As of September 30, 2003, NNBP has issued 30,998,000 shares of NNBP to the former stockholders of LABS, which represents approximately 33% of NNBP's common stock outstanding. If NNBP acquires the Minority Stockholders shares and the Minority Option as described in the preceding paragraph, NNBP will have issued 36,638,000 shares of NNBP to the former stockholders of LABS, which represents approximately 37% of NNBP's common stock outstanding.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from LABS are recorded at the date of acquisition, at their respective fair values. Financial statements and reported results of operations of NNBP issued after completion of the acquisition will reflect these values, but will not be restated retroactively to reflect the historical financial position or results of operations of LABS.

At September 30, 2003, the total consideration for LABS was approximately $8.9 million, which included the fair value of NNBP common stock issued as well as direct transaction costs. In connection with this transaction. NNBP has recorded approximately $9.0 million of goodwill in conjunction with the acquisition.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


2. Acquisition of NanobacLabs Pharmaceuticals, Inc. (continued)

The following unaudited table compares NNBP's reported operating results to pro forma information prepared on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                             Three Months ended           Nine Months ended
                                September 30,                September 30,
                           ----------------------    --------------------------
                              2003         2002          2003           2002
                           ---------    ---------    -----------    -----------

As Reported
  Revenue                  $ 244,616    $   3,565    $   333,542    $     6,565
  Net loss                 $(913,780)   $(388,666)   $(2,458,787)   $  (992,877)
  Basic loss per share     $   (0.01)   $   (0.03)   $     (0.04)   $     (0.09)
  Diluted loss per share   $   (0.01)   $   (0.03)   $     (0.04)   $     (0.09)

Proforma
  Revenue                  $ 244,616    $ 695,469    $   975,173    $ 2,054,130
  Net loss                 $(913,780)   $(453,241)   $(3,504,256)   $(1,125,667)
  Basic loss per share     $   (0.01)   $   (0.01)   $     (0.05)   $     (0.03)
  Diluted loss per share   $   (0.01)   $   (0.01)   $     (0.05)   $     (0.03)


In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2002 or 2003 or of future operations of the combined companies under the ownership and management of NNBP.

3. Investment in Nanobac OY

On September 25, 2002, LABS entered into an agreement to purchase 4,500 shares or 27% of Nanobac OY from three Finnish entities for 11,430 Euros. Nanobac OY is a Finnish company that performs similar research in nanobacteria infection. A separate agreement also requires LABS to acquire convertible promissory notes in Nanobac OY in the amount of 686,000 Euros plus interest. The promissory notes have a conversion feature that allows the promissory notes to convert into 17,723 shares of Nanobac OY. The title to the 4,500 shares does not transfer until such time as LABS has fully paid for the convertible promissory notes. The convertible promissory notes have a stated interest of 7.5% until the purchase price has been paid.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Nanobac OY (continued)

Until the transaction is complete, the investment is being recorded under the cost basis. Once the final payment is made, the stock is transferred and the convertible notes are exercised, NNBP will own 65% of Nanobac OY. At that time the acquisition will be treated as a purchase under Statement of Financial Accounting Standard 141.

As of September 30, 2003, LABS has paid $548,515 to the Nanobac OY sellers. The remaining liability at September 30, 2003 is included in current liabilities and is summarized as follows (in US dollars):


          Notes payable                     $228,638
          Accrued interest                  $ 48,335
                                            --------
                                            $276,973
                                            ========


The Company paid the remaining liability and exercised the conversion option in the convertible promissory notes on November 11, 2003. The Company is awaiting the issuance of shares from the conversion of the convertible promissory notes.

Cost of revenue for the nine months ended September 30, 2003 includes approximately $28,000 attributable to services purchased from Nanobac OY. In addition, at September 30, 2003, LABS has made unsecured cash advances of $193,000 to Nanobac OY to fund Nanobac OY's operations. This amount is included in current assets.

4. Income taxes

NNBP has accumulated a loss of approximately $3.8 million for income tax purposes, which can be used to offset future taxable income through 2022.

          Estimated future tax benefit        $ 1,330,000
          Valuation allowance                  (1,330,000)
                                              -----------
          Estimated future tax benefit        $      --
                                              ===========

As of September 30, 2003, no deferred income taxes were recorded in the accompanying financial statements.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


5. Segment Information

NNBP has the following two reporting segments which operate as two separate business units in the United States of America

     o Nanobac - Nanobiotechnology and pharmaceutical research and development as described in the Nature of Business (Note 1).

     o HealthCentrics - Development and marketing of Web-based medical accounting, billing and management information services to third party billing companies, practice management and healthcare provider organizations. Management is currently reviewing its strategy for the HealthCentrics segment.

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies. Information regarding the reporting segments is as follows:

                                          Nanobac     HealthCentrics     Other          Total
                                        -----------   --------------  -----------    -----------

Three months ended September 30, 2003
      Revenue                           $   241,340    $     3,276    $      --      $   244,616
      Net loss                          $  (610,041)   $  (303,739)   $      --      $  (913,780)

Three months ended September 30, 2002

      Revenue                           $      --      $     3,565    $      --      $     3,565
      Net loss                          $      --      $  (388,666)   $      --      $  (388,666)

Nine months ended September 30, 2003

      Revenue                           $   318,978    $    14,564    $      --      $   333,542
      Net loss                          $  (741,544)   $(1,106,243)   $  (685,550)   $(2,533,337)

February 22, 2002 (date of inception)
      Through September 30, 2002

      Revenue                           $      --      $     6,565    $      --      $     6,565
      Net loss                          $      --      $  (992,877)   $      --      $  (992,877)

Other represents expense incurred for the issuance of common stock for services to certain affiliates of NNBP (see note 6).

NNBP has no individual customers which constitute a significant concentration.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


6. Stockholders' deficit

Common stock

Effective March 1, 2003, NNBP issued 500,000 restricted common shares to an officer in exchange for services. During June 2003, the Board members authorized an issuance of 350,000 restricted common shares to its Corporate Secretary for services and 2,205,000 restricted shares of its common stock to entities controlled by its Chairman and Chief Executive Officer ("CEO") for services. Theses shares were issued on July 11, 2003. An additional 142,000 shares were issued to an entity controlled by the Chairman and CEO on September 17, 2003 for services rendered. As a result of these issuances, an expense of $685,550 was recorded for the nine months ended September 30, 2003.

During June 2003, the Board members authorized an issuance of 4,000,000 restricted common shares to its Chief Executive Officer and Chairman in connection with the facilitation and bridge funding for the acquisition of LABS. These shares were valued at $800,000 and are included in the LABS acquisition cost.

An additional 4,000,000 restricted common shares were authorized to be issued to the Chairman and CEO as part of the Bankruptcy Plan approved in December 2002 in connection with the facilitation and bridge funding for the HealthCentrics acquisition. These 4,000,000 shares are treated as being issued and outstanding throughout the nine months ended September 30, 2003.

From May 2001 through November 2002, the Company was in bankruptcy. Throughout bankruptcy, the Company's Chairman and CEO, Mr. John Stanton, funded the Company's administrative costs and provided management to the Company. In exchange for these services, Mr. Stanton received the right to obtain 75.0 million shares of the Company at his discretion. Through September 30, 2003,
23.7 million shares have been issued to Mr. Stanton or affiliates of Mr. Stanton. An additional 16.1 million shares were issued to affiliates of Mr. Stanton on October 18, 2003 and November 18, 2003. It is at Mr. Stanton's discretion as to whether the remaining 35.2 million shares will be issued.

Incentive stock option plan

NNBP has no incentive stock option plan.

7. Related Party

The Chief Executive Officer, who is the largest stockholder of NNBP, has loaned NNBP $809,071 as of September 30, 2003 to fund the operating cash flow requirements of NNBP. These loans bear interest at 3% and are due on demand. Interest expense for the above loan for the three and nine months ended September 30, 2003 was $3,750.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


7. Related Party (continued)

The Company is party to a royalty agreement with the former majority owner of LABS who also owns approximately 24% of NNBP as of September 30, 2003. Under the terms of the royalty agreement, the following amounts are payable to this individual:

     o    Annual fee of $50,000
     o    Royalty equal to 10% of gross sales from products
     o A minimum annual royalty of $500,000 if licensed products are sold and approved by the US Federal Food and Drug Administration or a comparable foreign regulatory authority. As of September 30, 2003, this provision is not applicable as the contingent events in this provision have not occurred.

For the nine months ended, September 30, 2003, $15,995 has been expensed in relation to this royalty agreement. As of September 30, 2003, accrued expenses include approximately $113,000 payable to this stockholder for the current and prior royalty agreements.

8. Going Concern

The accompanying financial statements have been prepared assuming that NNBP will continue as a going concern. Both of NNBP's reportable segments are operating at a loss and are dependent on the continued financing from outside investors including additional shareholder loans. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there are no firm commitments to invest in NNBP. If NNBP is unable to obtain such financing, the business might not attain profitability.

There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

9. Subsequent events

On October 27, 2003, in connection with the Minority Stockholders conversion of stock and Minority Option in LABS, the Minority Stockholders were issued 3,240,000 shares of NNBP (see Note 2).

On October 18, 2003, 11.1 million shares were issued to affiliates of the Company's Chairman and CEO. On November 18, 2003, an additional 5.0 million shares were issued to affiliates of the Company's Chairman and CEO. These 16.1 million shares were issued as part of the rights due to the Chairman and CEO for services provided when the Company was in bankruptcy (see Note 6). An expense of approximately $9 million will be recorded in the fourth quarter of 2003 for these share issuances.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Nanobac Pharmaceuticals, Incorporated, (f/k/a American Enterprise Corporation) ("we", "our", "us" the "Company", "AMER", "NNBP") was formed as a Florida corporation during June, 1994. At that time, our corporate name was National Diagnostics, Inc. and through our wholly-owned subsidiaries, we provided diagnostic imaging services through several outpatient centers in Florida. During 1998, we changed our corporate name to American Enterprise.Com, Corp.

On May 1, 2001, American Enterprise.Com, Corp filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. On November 20, 2002, we emerged from bankruptcy when the Middle District of Florida Court confirmed AMER's Plan of Reorganization (the "Confirmed Plan" or "Plan"). At time of the Plan confirmation, AMER had no assets and no liabilities. During the two-year period of our bankruptcy we conducted no activities except those matters required to complete the bankruptcy process. During the period May 1 2001 through November 20, 2002, administrative fees including legal, accounting and consulting relating to the bankruptcy proceedings and maintenance of AMER were paid by our Chairman of the Board and Chief Executive Officer.

During December 2002, we acquired HealthCentrics, Inc., a privately-held Florida corporation in exchange for 17.7 million shares of stock. After this acquisition, the former shareholders of HealthCentrics owned 88.7% of AMER. We accounted for the acquisition of HealthCentrics using the reverse-merger accounting method. Essentially this method of accounting mandates that the financial statements of the acquired company, HealthCentrics, reflect our financial position.

HealthCentrics is a development-stage Florida corporation formed February, 2002 to organize, develop and market a suite of Web-based medical accounting, billing and management information services to third party billing companies, practice management and healthcare provider organizations. HealthCentrics has generated virtually no revenue to date and has sustained losses in excess of $2 million since its inception on February 22, 2002.

Current Developments

Acquisition of NanobacLabs Pharmaceuticals, Inc. - We acquired the majority ownership of NanobacLabs Pharmaceuticals, Inc. ("LABS") on June 4, 2003 and the remaining ownership over the next few months in transactions, which are summarized as follows:

                                            Percentage      Shares of NNBP
                     Date                    Acquired          Exchanged
                     ----                    --------          ---------

                 June 4, 2003                  74.4%          24,400,000
      June 5, 2003 through July 21, 2003       20.2%           6,598,000
               October 27, 2003                 5.4%           3,240,000
                                             --------         ----------
                                              100.0%          34,238,000
                                             ========         ==========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On October 27, 2003, in connection with the Minority Stockholders conversion of stock and their Minority Option in LABS, the Minority Stockholders will receive 3,240,000 shares of NNBP. This conversion represents a 50% premium over the conversion provided to the other LABS' stockholders due to the existence of the Minority Option and anti-dilution provisions.

Approximately 34,238,000 shares of NNBP are attributable to the former stockholders of LABS, which represents approximately 35% of NNBP's common stock outstanding. If we acquire the remaining Minority Option as described in the preceding paragraph, we will have issued 36,638,000 shares of NNBP to the former stockholders of LABS, which represents approximately 37% of NNBP's common stock outstanding.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from LABS are recorded at the date of acquisition, at their respective fair values. Financial statements and reported results of operations of NNBP issued after completion of the acquisition will reflect these values, but will not be restated retroactively to reflect the historical financial position or results of operations of LABS.

Acquisition of Nanobac OY - Pursuant to a Share Purchase Agreement dated September 25, 2002, a Convertible Promissory Note Loans Purchase Agreement dated September 25, 2002 (collectively, the "Acquisition Agreements"), LABS, agreed to acquire a majority ownership of Nanobac Oy (a Finnish company) for approximately 697,000 Euros plus interest calculated at 7% per annum. Majority ownership would only be obtained upon the conversion of the convertible promissory notes. The payment of the purchase proceeds was initially scheduled over a one-year period from September 25, 2002. In accordance with the terms of the agreements, the ownership of the stock and convertible notes would not be transferred until all payments were remitted by Nanobac.

Pursuant to a Closing Agreement dated November 5, 2003, the final payment for Nanobac Oy was remitted on November 11, 2003. Immediately after the final payment was received, Nanobac exercised its conversion rights under the convertible notes. Once Nanobac receives the Nanobac OY common stock as a result of the above conversion, Nanobac will own 65% of Nanobac Oy.

Nanobac Oy's assets consist of cash, property and equipment, and other tangible and intangible assets. Nanobac Oy's liabilities consist primarily of trade payables and other accruals. The purchase price and associated charges will be allocated among the identifiable tangible and intangible assets of Nanobac Oy based on their fair market value at the acquisition date under the purchase method of accounting for business combinations. The cost of purchased research and development, if any, for that portion of the acquired technology that has not reached technological feasibility and has no alternative future use will be written off against NNBP earnings in its fiscal quarter ending December 31, 2003.

Nanobac OY is located in Kuopio, Finland and was created in partnership with the Finnish government. Prior to the acquisition, Nanobac OY provided scientific research and diagnostic technology for nanobacteria. Nanobac OY holds US and EU patents for methods for eradication of nanobacteria [US Patent application No. 09/347,189 US printed expected in Feb 2004; EP 1094711].

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock Issuances to Officers - On March 6, 2003, we issued 500,000 restricted shares of our common stock to Alex Edwards, who is an Executive Officer. On September 17, 2003, we issued 142,000 restricted shares to an entity controlled by our Chairman and CEO for services rendered. On July 11, 2003 we issued 350,000 restricted shares of our common stock to our Corporate Secretary for services rendered. On the same date we issued 12,000,000 restricted shares of our common stock to entities controlled by our Chairman and CEO for the following:

 Conversion of paid-in capital                                      1,759,000
 Shares allocated to the Chairman in the
   December 2002 Bankruptcy plan related
   To the acquisition of HealthCentrics                             4,000,000
 Shares issued to the Chairman for services
   In connection with the June 2003 acquisition of NanobacLabs
   Pharmaceuticals, Inc. (included as a cost of acquisition)        4,000,000
 Shares issued to the Chairman and CEO for services
   (included as an expense as of June 2003)                         2,205,000
                                                                   ----------

            Total                                                  12,000,000
                                                                   ==========


Common stock issued for services were valued at $.20 to $.42 per share, which resulted in the recognition of a one-time charge of $685,550 for the nine months ended September 30, 2003. An additional amount of $800,000 was included in our June 2003 acquisition costs of LABS for the 4 million shares issued to our CEO and Chairman in connection with the LABS acquisition. The Chairman and CEO located, facilitated and provided bridge funding for the HealthCentrics and LABS acquisitions.

From May 2001 through November 2002, the Company was in bankruptcy. Throughout bankruptcy, the Company's Chairman and CEO, Mr. John Stanton, funded the Company's administrative costs and provided management to the Company. In exchange for these services, Mr. Stanton received the right to obtain 75.0 million shares of the Company at his discretion.

Through September 30, 2003, 23.7 million shares have been issued to Mr. Stanton or affiliates of Mr. Stanton, including the 12 million shares described above. An additional 16.1 million shares were issued to affiliates of Mr. Stanton on October 18, 2003 and November 18, 2003. It is at Mr. Stanton's discretion as to whether the remaining 35.2 million shares will be issued.

Change of Name - Effective June 20, 2003, we changed our name from American Enterprise Corporation to Nanobac Pharmaceuticals, Incorporated Effective July 21, 2003, Nanobac Pharmaceuticals, Incorporated, began trading under the symbol "NNBP."

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Current Operations

As a result of the LABS and Nanobac OY acquisitions, our primary business is the study and development of therapeutic and diagnostic technologies related to the novel plemorphic pathogen known as nanobacterium sanguineum. We specialize in the following areas, utilizing clinical and scientific researchers, physicians and scientific collaborators:

     o    Innovative pharmaceuticals
     o    Medical diagnostics
     o    Medical nanobiotechnology

We have developed therapeutic treatments, for the eradication or reduction of nanobacteria in the human body. Our subsidiary, Nanobac OY has also developed Nanobac TEST-S(TM), which is used to determine the presence of nanobacterial antigens (active infection) and antibodies (exposure to or dormant bacteria) in blood.

The term "nanobacteria" is short for its scientific name Nanobacterium sanguineum, a Latin term for blood. Nanobacteria are "nano"-sized in that they are from 20-200 nanometers in size, which is 1/100th to 1/1,000th the size of regular bacteria. Compared to other bacteria, nanobacteria grow very slowly, only reproducing every three to six days. Consequently, it often takes many years for nanobacterial disease effects to develop. As a result of their extremely small size and slow growth rate, Nanobacteria had avoided detection and scientific study until they were discovered by Nobel Prize nominees Neva Ciftcioglu, PhD and Olavi Kajander, MD, PhD. Nanobacteria form a calcium coating around themselves that provides protection, and prevents them from being recognized as foreign substances or pathogens by the human body. Dr. Kajander has theorized that the human body does not recognize nanobacteria as harmful, and accordingly, nanobacteria could be the cause of pathological disease causing calcification found in multiple diseases. This theory has been disputed by several members in the scientific community. The Company is conducting studies to determine the extent, if any, that this theory is correct.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operation

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2003 and 2002 and the nine month period ended September 30, 2003 and the period from February 22, 2002 (date of inception) through September 30, 2002. Due to the significance of the LABS acquisition, we are also presenting the proforma percentage of total revenue and the proforma percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations on the basis that the LABS acquisition had taken place at the beginning of the each period presented. These comparisons of financial results are not necessarily indicative of future results.

                                                     Three months ended September 30,
                                      ---------------------------------------------------------------
                                                                               Proforma
                                        2003          2002        % change       2002       % change
                                      ---------     ---------     ---------    ---------    ---------
Revenue                               $ 244,616     $   3,565          6762%   $ 695,469         -65%
Cost of revenue                         206,113          (404)                   262,163         -21%
                                      ---------     ---------                  ---------

     Gross Profit                        38,503         3,969           870%     433,306        -100%
     Gross Profit percentage                 16%          111%                        62%

One-time expense                           --            --                         --
Selling, general and administrative     760,447       240,883           216%     676,480            1%
Research and development                220,338       151,752            45%     210,067            5%
Depreciation and amortization             6,483          --                                      --
                                      ---------     ---------                  ---------

     Operating loss                   ($948,765)    ($388,666)          144%   ($453,241)          93%
                                      =========     =========                  =========


                                                                  Period ended September 30,
                                      ----------------------------------------------------------------------------------
                                                                                  Proforma        Proforma
                                          2003           2002       % change        2003            2002        % change
                                      -----------     -----------   ---------    -----------     -----------    --------

Revenue                               $   333,542     $     6,565        4981%   $   975,173     $ 2,054,130        -53%
Cost of revenue                       $   294,627     $     3,092        9429%       597,176         783,628        -24%
                                      -----------     -----------                -----------     -----------

     Gross Profit                          38,915           3,473        1021%       377,997       1,270,502        -70%
     Gross Profit percentage                   12%             53%                        39%             62%


One-time expense                          685,550            --                      685,550            --
Selling, general and administrative     1,472,191         623,972         136%     2,606,946       1,898,376         37%
Research and development                  407,707         372,378           9%       619,111         497,793         24%
Depreciation and amortization               8,870            --                       21,665            --
                                      -----------     -----------                -----------     -----------

     Operating loss                   ($2,535,403)    ($  992,877)        155%   ($3,555,275)    ($1,125,667)       216%
                                      ===========     ===========                ===========     ===========


                                       19

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Virtually all of the revenue for the three and nine months ended September30, 2003 reflects the acquisition of LABS on June 4, 2003. Revenue for HealthCentrics was approximately $15,000 for the nine months ended September 30, 2003 and 2002. On a proforma basis (assuming LABS was acquired on the first date of each reporting period), Revenue decreased 65% and 53% for the three and nine months ended September 30, 2003 compared to 2002. During the fourth quarter of 2002, we decided to concentrate our resources on scientific research to provide validation and further credibility to our nanobacteria products. As a result of this change in focus, several revenue sources have significantly declined.

During December 2003, we voluntarily discontinued offering NanobacTX(TM), which accounted for approximately 80% of our revenue for the three and nine months ended September 30, 2003. We are in the process of accelerating our research and developing new products for better patient acceptance and compliance with governmental regulations.

Cost of revenue

Virtually all of the cost of revenue for the three and nine months ended September 30, 2003 reflects the acquisition of LABS on June 4, 2003. Excluding HealthCentrics, cost of revenue was approximately 84% and 61% of revenue for the three and nine months ended September 30, 2003. This compares to a proforma cost of revenue of 38% of revenue for 2002 (assuming LABS was acquired in the first date of each reporting period). The increase of cost of revenue as a percentage of revenue primarily reflects fixed costs of $37,500 per month for lab work beginning in July 2003. We terminated this fixed cost arrangement in October 2003.

Gross Profit

Gross profit is 16% and 12% for the three and nine months ended September 30, 2003 reflecting a gross profit loss by HealthCentrics and approximately 25% profit for LABS. Proforma gross profit (assuming LABS was acquired at the beginning of each reporting period) decreased to 39% for the nine months ended September 30, 2003 compared to 62% in 2002. Proforma gross profit decreased to 16% for the three months ended September 30, 2003 compared to 62% in 2002. The decrease reflects lower sales volume, a loss in the HealthCentrics' gross profit and the introduction of the $37,500 of fixed lab costs in July 2003.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses include a $685,550 charge for stock issuances to our officers. Excluding these one-time charges, SG&A expenses increased 185% and 136%, respectively for the three and nine months ended September 30, 2003 compared to 2002. This increase reflects the June 4, 2003 acquisition of LABS.

On a proforma basis (assuming LABS was acquired on the first date of each reporting period), SG&A expenses increased 37% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase reflects LABS plan of marketing its pharmaceutical products to the medical community. On a proforma basis, SG&A increased 1% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development

We conduct research and development ("R&D") in both of or business segments. The Nanobac R&D is focused on pharmaceuticals and the HealthCentrics R&D is focused on software development. Proforma R&D (assuming LABS was acquired on the first date of each reporting period) for the three and nine months ended September 30, 2003 and 2002 is summarized as follows:

                            Three Months Ended                     Nine Months Ended
                        --------------------------            --------------------------
                        Sep 30, 2003  Sep 30, 2002  % change  Sep 30, 2003  Sep 30, 2002  % change
                        ------------  ------------  --------  ------------  ------------  --------
Research and Development
      Pharmaceuticals      $185,420     $ 58,315       218%     $418,555      $125,415       234%
      Software               34,918      151,752       -77%      200,556       372,378       -46%
                           --------     --------                --------      --------
                           $220,338     $210,067         5%     $619,111      $497,793        24%
                           ========     ========                ========      ========

As demonstrated above, we are increasing our investment in Pharmaceutical R&D while we are decreasing our software R&D.

We intend to continue to expand our pharmaceutical R&D investment in the coming year. We have recently announced two new epidemiological research studies on nanobacteria that we are conducting with Stephen E. Epstein, MD, Director of the Cardiovascular Research Institute, Washington Hospital Center, Washington, D.C. and E. Olavi Kajander, MD, Phd, Director of research and science for NNBP in Finland and the United States.

Minority Interest

The minority interest gain represents that portion of the LABS loss that is allocated to minority stockholders of LABS. During October 2003, we acquired the remaining ownership of LABS. Accordingly, minority interest from the LABS acquisition will be eliminated subsequent to October 2003.

Net Loss

Excluding the one-time charge for the common stock issuances to the Company officers, our net loss was approximately $839,000 for the three months ended September 30, 2003 and approximately $1.8 million for the nine months ended September 30, 2003.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Since emerging from Chapter 11, we have financed our activities primarily from advances from John D. Stanton, our Chairman and CEO, and from other shareholders, and from private placements of NNBP's common stock. A portion of Mr. Stanton's advances were converted to common stock. As of September 30, 2003 the stockholder loan was approximately $809,000, which is entirely due to Mr. Stanton or affiliates of Mr. Stanton. For the period of January 1, 2003 through September 30, 2003, $728,800 of shareholder advances were converted into 3,644,000 shares of common stock. An additional $548,000 of cash was received for the direct sale of restricted common stock to outside investors.

As of September 30, 2003, NNBP had total assets of $10.3 million of which $310,000 were current assets. At September 30, 2003, NNBP had total current liabilities of $2.2 million and no long-term liabilities. NNBP's working capital deficit at September 30, 2003 was $1.9 million and NNBP had a retained deficit of $3.9 million.

Net cash used in operations was $1.5 million for the nine months ended September 30, 2003. The negative cash flow from operations reflects the $2.5 million net loss for the period offset by the one-time non-cash charge of $685,550 for common stock issued to our officers and an increase in accounts payable and accrued expenses of approximately $339,000.

Net cash provided by investing activities was approximately $69,000 for the nine months ended September 30, 2003 which reflects the cash balance in LABS as of the acquisition date of $145,000 primarily offset by our advances to Nanobac OY of $67,000.

Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2003. This primarily reflects advances and capital contributions by stockholders of $1.8 million offset by $311,000 of payments on the Nanobac OY note payable.

NNBP is dependent on raising additional funding necessary to implement its business plan as outlined above. Should NNBP not be successful in raising cash from its Chairman and CEO and other investors, NNBP is unlikely to continue as a going concern.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by NNBP or any other person that the objectives or plans of NNBP will be achieved. NNBP may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; NNBP may be unable to retain existing key management personnel; NNBP's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in NNBP's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing and (iii) conducting successful clinical trials supporting Dr. Kajander's theories that the human body does not recognize nanobacteria as harmful, and accordingly, nanobacteria could be the cause of pathological disease causing calcification found in multiple diseases. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause NNBP to alter its capital expenditure or other budgets, which may in turn affect NNBP's financial position and results of operations.

Risk Factors

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Reliance on our Chairman of the Board, Chief Executive Officer and Majority Shareholder; Possible Future Dilution

We have limited working capital and are primarily relying upon borrowed funds to operate. The operations of Nanobac and HealthCentrics are generating a financial and cash loss. Throughout 2003, our Chairman of the Board, Chief Executive Officer and majority shareholder Mr. John Stanton has provided our capital needs through loans to both of these business segments. While Mr. Stanton continues to provide for the majority of our capital requirements, he is under no obligation to continue such financing and/or strategic guidance. In the event Mr. Stanton should discontinue his support, we may have difficulty in continuing our operations. In such an event, shareholders could lose their investment in its entirety. Historically, Mr. Stanton has provided his capital to us on a debt basis after which he may convert his debt into shares of our common stock. If, in the future we require additional capital, Mr. Stanton may contribute some or all of our requirements. We anticipate that as a part of any such loan, Mr. Stanton would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require Mr. Stanton's support, shareholders may experience dilution. At present, we do not maintain key man insurance for Mr. Stanton.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

In addition to the financial support we may receive from Mr. Stanton, we may continue to seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

Limited Operating History Anticipated Losses; Uncertainty of Future Results

We have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by companies in early stages of development, particularly in light of the uncertainties relating to the new and evolving pharmaceutical research and software programs and methods which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to:
(i) perform research studies to prove the effectiveness of our pharmaceutical products, (ii) further develop and market our products; (iii) establish distribution relationships; and (iv) build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of customers we are able to attract and the costs of continuing development of our product line.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Federal Food and Drug Administration

Some or all of our pharmaceutical products may be governed by rules and regulations established by the United States Food and Drug Administration ("FDA"). Changes in FDA regulations and the enforcement thereof may affect the Company's pharmaceutical business.

Data Obtained Through Clinical Trials.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and/or effectiveness of an intended product under development could delay or prevent regulatory clearance of the potential drug or treatment, resulting in delays to commercialization, and could materially harm the business.

Competitors in the Pharmaceutical Industry May Develop Competing Technologies

Drug companies and/or other health care companies may seek to develop and market technologies which may compete with our Company's technology. While we believe that our technology regarding the prescription treatment of nanobacterial infections caused by nanobacterium sanguineum is unique, other competitors may develop similar or different treatments which may become more accepted by the marketplace.

Acceptance of Products in the Marketplace is Uncertain.

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our proposed treatments and products. Our treatments and products may not achieve market acceptance, and such adverse marketing results could materially harm the Company.
          .
Risk of Third Party Lawsuits.

We are exposed to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. We cannot assure potential investors that such claims will not be asserted against the Company. A successful liability claim or series of claims brought against us could have a material adverse effect on our financial condition. In addition, we may be sued by third parties who claim that our products and treatments infringe upon the intellectual property rights of others or that we have misappropriated trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial resources, and could harm our reputation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Government Regulation

Healthcare in general and the pharmaceuticals industry in particular are highly regulated markets, subject to both federal and a multitude of state regulations and guidelines. The majority of our business is still in clinical research applications and is governed by the medical community. NanobacTX(TM) is a prescription compound which is governed by the normal rules of pharmacy compounding regulations. There can be no assurance that changes to state or federal laws will not materially restrict our ability to sell our products or develop new product lines.

Exclusive License

We have executed a royalty-bearing, worldwide exclusive license and have obtained the use of all "patent rights" of Gary Mezo, which relate to the trademarks, manufacture, compounding, use or sale of Anti-Nanobacterial Treatment Agents or Nanobacterial Diagnostics. There are risks inherent in any intellectual property rights in that they may be challenged as being invalid or not original. Additionally, other parties may abuse such intellectual rights, causing the Company to defend its rights.

Dependency Upon Key Technical and Scientific Personnel Who May Terminate Employment at Any Time.

Our success will depend to a significant degree upon the continued services of key technical and scientific personnel, including but not limited to E. Olavi Kajander, MD, PhD. In addition, our success may depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit personnel on a timely basis, if at all. All of the Company's management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development, loss of sales, and/or diversion of management resources that could have a material adverse affect on the Company.
Competition

The markets in which we compete include successful and well-capitalized competitors that vary in size and scope. Principal competitors include Pfizer, Merck and other pharmaceutical companies having unique treatments for cardiovascular disease. All of these competitors are more established, benefit from greater name recognition and have substantially greater resources than us. Moreover, we could face additional competition as other established and emerging companies enter the market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer subscriptions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and operating results. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of our prospective consumers. While we believe we can differentiate our product from these current and future competitors, focusing on the products' functionality, flexibility, adaptability and features, there can be no assurance that we will be able to compete successfully against current and future competitors. The failure to effectively compete would have a material adverse effect upon our business, financial condition and operating results.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Lack of Independent Directors

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between NNBP and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our Articles of Incorporation and By Laws provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner they reasonably believe to be in, or not opposed to, the best interests of NNBP, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Continued Control by Current Officers and Directors

The present officers and directors own approximately 25% of the outstanding shares of Common Stock, and are in a position to elect all of our Directors and otherwise control NNBP, including, without limitation, authorizing the sale of equity or debt securities of NNBP, the appointment of officers, and the determination of officer's salaries. Shareholders have no cumulative voting rights.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Limited Market Due To Penny Stock

NNBP's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
- Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the penny stock designation may adversely affect the development of any public market for NNBP's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in NNBP's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for NNBP's stockholders to resell their shares to third parties or to otherwise dispose of them.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Item 4: Quantitative and Qualitative Risk

Virtually all of our operations are conducted in the United States. However, the acquisition of Nanobac OY, which was concluded in November 2003, is structured in Euros. Accordingly, we are exposed to market risk from changes in exchange rates between the U.S. dollar and the Euro on this transaction (approximately $277,000 outstanding as of September 30, 2003) and on the future transactions of Nanobac OY when it is a subsidiary of NNBP.

We do not engage in hedging transactions and is not a party to any leveraged derivatives.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

During January 2003 we engaged in arbitration with a software outsourcing firm, AdiTech, Inc. over disputes arising from programming services in our HealthCentrics' business unit. As a result of arbitration, our liability to AdiTech was determined to be approximately $158,000. This liability has been accrued by the HealthCentrics segment at September 30, 2003.

On May 1, 2001, the Company (named American Enterprise.Com, Corp at the time) filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. On November 20, 2002, the Middle District of Florida Court confirmed our Plan of Reorganization (the "Plan"). At the time of Plan confirmation (November 20,
2002), we had no assets and no liabilities. Administrative fees including legal, accounting and consulting were paid by Mr. John Stanton, our Chairman of the Board and Chief Executive Officer. There were no priority creditors. Equipment leases were treated as unsecured creditors. Unsecured creditors determined to represent approximately $7,000,000 were allowed to choose between (a) a cash payment on a pro rata basis from a $50,000 unsecured claim fund, or (b) a stock payment on a pro rata basis from a 4,500,000 common share unsecured claim treasury stock fund. All unsecured creditors opted to receive a pro rata portion of the $50,000 cash unsecured claim fund. None of the unsecured creditors opted to accept any of the 4,500,000 shares allocated to the treasury stock fund. We have filed objections to a number of the unsecured creditors seeking their pro rata portion of the $50,000 cash unsecured claim fund. We are unable at this time to predict the outcome of these objections. However, the $50,000 cash unsecured claim fund has already been provided to an escrow account established for these purposes and the outcome of the objections to claims will have no further impact on us.

Item 2: Changes in Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) During the period from July 1, 2003 through September 30, 2003, NNBP issued 1,690,000 shares of its common stock for $548,000 cash in private placements. The shares were issued at a price of $0.20 to $.40 per share and are restricted.

Also the period from July 1, 2003 through September 30, 2003, NNBP issued 6,598,000 shares of its common stock to effect the purchase of an additional 20.2% of NanobacLabs Pharmaceuticals, Inc. The shares were issued at prices of approximately $0.49 per share and are restricted.

On July 11, 2003, we issued 350,000 restricted shares of our common stock at a price of $.20 per share to our Corporate Secretary for services rendered. On the same date we issued 12,000,000 restricted shares of our common stock to entities controlled by its Chairman and Chief Executive Officer for the following:

 Conversion of paid-in capital                                     1,759,000
 Shares allocated to the Chairman in the
   December 2002 Bankruptcy plan related
   To the acquisition of HealthCentrics                            4,000,000
 Shares issued to the Chairman for services
   In connection with the June 2003 acquisition of NanobacLabs
   Pharmaceuticals, Inc. (included as a cost of acquisition)       4,000,000
 Shares issued to the Chairman and CEO for services
   (included as an expense in June 2003)                           2,205,000
                                                                  ----------

            Total                                                 12,000,000
                                                                  ==========


On September 17, 2003, we issued 142,000 restricted shares to an entity controlled by our Chairman and CEO for services rendered.

On October 27, 2003, in connection with the Minority Stockholders conversion of stock and Minority Option in LABS, the Minority Stockholders were issued 3,240,000 shares of NNBP.

(d)  Not Applicable

Item 3: Defaults upon Senior Securities

     None.

Item 4: Submission of Matters to a Vote of Security Holders

     On June 20, 2003, we changed our name from American Enterprise Corporation to Nanobac Pharmaceuticals, Incorporated in accordance with the consent of the major stockholders.

Item 5: Other Information

     None

Item 6: Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

         99.1   Certification pursuant to 18 U.S.C. Section 1350

         99.2   Certification pursuant to 18 U.S.C. Section 1350

     (b) Reports on Form 8-K

         The Registrant filed a report on Form 8-K on July 18, 2003 under Item 5 disclosing that Nanobac Pharmaceuticals, Incorporated will trade under the symbol "NNBP."

         The Registrant filed a report on Form 8-KA on September 3, 2003 under
         Item 7 providing financial statements for its acquisition of NanobacLabs Pharmaceuticals, Inc.

         The Registrant filed a report on Form 8-KA on November 26, 2003 under
         Item 2 and Item 7 announcing its conclusion of the acquisition of Nanobac OY.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  January 27, 2004                NANOBAC PHARMACEUTICALS, INCORPORATED



                                        By: /s/ John D. Stanton
                                        ---------------------------------------
                                        John D. Stanton, President and Chief
                                        Executive Officer



                                        By: /s/ John D. Stanton
                                        ---------------------------------------
                                        John D. Stanton, Chief Financial Officer

                      Nanobac Pharmaceuticals, Incorporated


EXHIBIT INDEX





EXHIBIT
NUMBER                              DESCRIPTION                             PAGE
------                              -----------                             ----


   31(a)    Certifications pursuant to 29 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002 - Chairman and Chief Executive Officer                    35

   31(b)    Certifications pursuant to 29 U.S.C. Section 1350, as
            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002 - Chief Financial Officer                                 36