Form 10KSB
period 2003-12-31
NANOBAC PHARMACEUTICALS INC
filed 2004-03-30
CIK 925894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 For the
                       fiscal year ended December 31 2003

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

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

State issuer's revenue for its most recent fiscal year:  $482,815

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $54,341,752 as of March 26, 2004. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of March 26, 2004 there were 139,517,285 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about May 31, 2004 are incorporated by reference into Part III.


                      Nanobac Pharmaceuticals, Incorporated

                                   Form 10-KSB
                      For the Year Ended December 31, 2003

                                Table of Contents
                                                                           Page

Part I
            Item 1.    Business                                              3
            Item 2.    Properties                                           22
            Item 3.    Legal Proceedings                                    22
            Item 4.    Submission of Matters to a Vote of
                         the Security Holders                               22

Part II
            Item 5.    Market for Registrant's Common Stock
                         and Related Shareholder Matters                    23
            Item 6.    Selected Consolidated Financial Data                 26
            Item 7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                27
            Item 8.    Financial Statements and Supplementary Data          48
            Item 9.    Changes in and Disagreements with
                         Independent Auditors on
                         Accounting and Financial Disclosure                48

Part III
            Item 10.   Directors and Executive Officers of the Registrant   49
            Item 11.   Executive Compensation                               49
            Item 12.   Security Ownership of Certain Beneficial Owners and
                         Management and Related Stockholder Matters         49
            Item 13.   Certain Relationships and Related Transactions       49
            Item 14.   Controls and Procedures                              50

Part IV
            Part 15.   Exhibits, Financial Statements, Schedules and
                         Reports on Form 8-K                                51

                                     PART I

Item 1. The Business
        ------------

Overview

Nanobac is a biolifescience company. Our business is the study and development of therapeutic and diagnostic technologies related to the novel pleomorphic pathogen known as nanobacterium sanguineum ("Nanobacteria"). Our primary purpose is to use our discoveries, science and innovation to dramatically improve people's lives. Our corporate goals are to launch a stream of products that will impact the delivery of healthcare.

Business Applications

                                [Graphic Omitted]

            Building a Leading Company in Nanobacteria Applications


Healthcare
Prevention, detection, treatment, and management of illness at the point of patient care through the services offered by the medical and allied health professions.

Biomedical
Application of biological and physiological principles to healthcare.

Bioindustrial
Application of biological and physiological principles to the biomedical industry.

Healthcare Strategy

We are currently pursuing concurrent paths to provide earlier, easier and more accurate diagnosis and treatment of degenerative and other pathologic calcification diseases. Taking advantage of our diagnostic assays, combined with our potential therapies, we will offer a change to the way pathological calcifications are managed. The cost savings from our products occur at every stage of the disease progression:

                                [GRAPHIC OMITTED]

o    Earlier screening allows:
     (a)  Earlier diagnosis
     (b)  fewer physician office visits, less expensive, more accurate care
     (c)  medical management rather than surgical intervention

o    Definitive nanobacterial diagnosis allows:
     (a)  earlier referral of diseased patients
     (b)  earlier initiation of the proper therapy

o    Determination of nanobiotic therapy allows:
     (a)  more targeted and cost-effective therapy
     (b)  better clinical outcomes

o    Monitoring nanobacterial progression/regression allows:
     (a)  optimization of therapeutic regimen for best clinical outcome
     (b)  prophylactic treatment and disease prevention

Initially, use of our diagnostic and therapeutic products will be adjunctive with current procedures. Over time, as the value of the proprietary serological tests are established and the product line expands to include further serological and genetic diagnostic technology, our diagnostic work-ups may reduce costly and time consuming protocols.

Market Positioning

Our products and services will be marketed as follows:

o Unique. We believe that our test for diagnosing nanobacteria is simpler and more cost effective than our competitors.

o Expert Source. Remaining closely involved on a continuing basis with physician and scientific thought leaders will be a cornerstone of our philosophy and continued product development. We will support and present a broad number of clinical studies which create publications and the adoption of products by the physician results. The clinical results and patient reports will contain in-depth analyses and discussion of the diagnoses as well as prescribed therapy recommended by our medical advisory staff.

o Patented Technology. The initial test for diagnosing nanobacteria was developed by two scientists in the area of bacteriology research. While the underlying tests used to diagnose nanobacteria are relatively straight forward, their application for disease states relies on the specificity of proprietary reagents isolated and developed by Neva Ciftcioglu, PhD and Olavi Kajander, MD, PhD. We own these patents as a result of our acquisition of Nanobac OY.

Products

                                [GRAPHIC OMITTED]
                        Diagnostic Development Strategy

Diagnostic - The Company's diagnostic products will be developed in three phases:

Phase I: Nanobac has a commercially available serology test for the identification of nanobacterial antibodies and antigens. Oxoid is the distributor in the UK, Europe, Brazil and Australia. With combined research and commercial results, Nanobac has established a database of serum specimens and clinical data related to the diagnosis of nanobacteria. These technologies were developed by Neva Ciftcioglu, PhD and Olavi Kajander, MD, PhD. at the University of Kuopio in Finland, and Nanobac OY of Finland. Under Dr. Kajander's supervision and using protocols he established, the Company utilizes its database to provide a detailed diagnostic analysis. The analysis includes reference to research studies, observations from similar and contrasting sets of samples. The initial tests are the only simple blood serum tests commercially available for clinicians and researchers for screening for Nanobacterium sanguineum. Nanobac is consulting with a Contract Research Organization in order to reach 510k status. 510k status is the premarket notification provisions of the 1976 Medical Device Amendments to the Food, Drug, and Cosmetic (FD&C) Act as amended by the Safe medical Devices Act of 1990 and is intended to serve as a screening mechanism to allow for marketing of medical devices with a reasonable assurance of safety and effectiveness.

Phase II: We will broaden the general cardiovascular serological products with our proprietary serology product. Our diagnostic will become a key metric in the work up of cardiovascular patients. The current serodiagnostic cardiovascular market is expansive. and does not have a stand alone predictive or diagnostic marker. Nanobac will pursue a pre-market approval (PMA) from the FDA specific to the cardiac marker claim.

Phase III: Promotion in other disease sites. With a preeminent position in defining nanobacteria clinical pathways of care, we will support and present a broad number of clinical studies on other disease sites. This will lead to the adoption of products by the appropriate physician specialist. We intend to pursue the urology market with a strategy similar to cardiology.

We are fortunate to have an ISO 9000 facility, in Finland, that produces our antibodies and antigens for the nanobacteria diagnostic serology test. The components that are required to complete the Elisa test kit are commercially available throughout the world. We are not dependent on any customer or vendor at this time.

Therapeutic

                                [GRAPHIC OMITTED]
                        Therapeutic Development Strategy

We intend to capitalize on our patent for the eradication of nanobacteria. The therapies that evolve from the patent to treat Nanobacterium Sanguineum infection, may contribute to the treatment of cardiovascular, urologic, and other degenerative diseases. The Nanobiotic therapy previously identified as NanobacTx, Urobac, and Dermabac have been discontinued. NanobacTX was launched by the predecessor company approximately three years ago. The previous management team at Nanobaclabs reasoned that they were following the tenets of
Section 503a of the Federal Food, Drug and Cosmetic Act concerning "pharmacy compounding", and that utilization of previously approved drugs was exempt from the IND process. The new management, after legal, government, regulatory, and industry consultations, voluntarily withdrew the aforementioned Nanobiotic therapies from the market. New management regarded the previous management's view as not supported by the FDA's current interpretation of section 503a. NanobacTX had grown to 14,000 prescriptions since inception.

Licensing of late stage development compounds is also a strategy that we will employ for compounds that require minimal development for filing to obtain FDA approval. The lower cost and lower risk of this strategy coupled with the short time to market for these compounds, is aligned with the overall Nanobac business plan. We are also seeking better delivery methods that will improve patient compliance.

Our ongoing therapeutic development strategy will include our proprietary compounds as well as identification of compounds and projects that are in Phase III (see government regulation for description of Phase III). Compounds and projects can include mechanisms of action and mechanisms of drug delivery. We provide unique opportunities for these companies to realize the significant potential of their various antibiotic projects.

Healthcare Market

Market Size

Pathologic calcifications are treated in a number of ways, depending on the seriousness of the disease. For example, Coronary Heart Disease (CHD), Polycystic Kidney Disease (PKD), and Kidney Stone patients are managed with lifestyle changes and medications. Others with severe CHD or PKD may need surgery. In any case, once CHD or PKD develop, they require lifelong management. Listed below are the costs associated with these disease states.

                                            Health Dollars Spent
     Disease Site                           (in millions of US$)      Source


     Coronary Heart Disease (CHD)               325,000,000,000       AHA
     Kidney Stones                                1,830,000,000       NIDDK
     Polycystic Kidney Disease (PKD)              1,000,000,000       NIDDK
     Prostatitus                                  1,330,000,000       NAMCS
                                             ------------------
                                                329,160,000,000
                                             ==================


Additional biomedical research and clinical studies are planned or underway to document nanobacteria's role in the development of Atherosclerosis, Gall Stones, Chronic Prostatitis, Diabetes, Arthritic Spurs, Cataracts, Scleroderma, Kidney Cysts and Kidney Stones, certain Breast Pathology, Polycystic Kidney Disease
(PKD), Solid Tumor Pathologies, Immunosuppressed Conditions, Dental Pulp Stone, and Neurodegenerative Disease.

Cardiac

The most serious and widespread of the diseases caused by calcified plaque are atherosclerosis (hardening of the arteries) and coronary heart disease (CHD). Coronary artery disease (CAD) is CHD of the heart's arteries. Atherosclerosis in the carotid arteries, the primary blood supply to the brain, affects more than one-third of individuals 51 to 55 years old and over half of individuals 61-65 years of age. CAD begins as coronary artery calcification that leads to atherosclerosis before developing into CAD. This process is generally slow and can begin in childhood. Coronary artery disease remains the #1 killer of adult males in the U.S. Cardiovascular diseases represent 26.7% of all physician visits and 26.1% of all scripts in the United States. CAD is the most common form of heart disease affecting approximately 1.3 million Americans. Over 50% of the people who die suddenly of CAD had no symptoms. These major public health issues, in the U.S. and worldwide, were chosen as the focus of our initial research and development efforts.

Chest pain (angina) or shortness of breath may be the earliest signs of CAD. A person may feel heaviness, tightness, pain, burning, pressure, or squeezing, usually behind the breastbone but sometimes also in the arms, neck, or jaws. These signs usually bring the patient to a doctor for the first time. In fact, 50% of the people having heart attacks, the heart attack was the first symptom of heart disease. It is important to know that there is a wide range of severity for CAD. Some people have no symptoms at all, some have mild intermittent chest pain, and some have more pronounced and steady pain. Still others have CAD that is severe enough to make normal everyday activities, like walking to the mailbox, difficult. Because CAD varies so much from one person to another, the way a doctor diagnoses and treats CAD will also vary a lot.

CAD is normally diagnosed using one or a combination of several diagnostic tests Electron Beam Computed Tomographic Imaging (EBCT), Echocardiography, Ventriculogram, Electrocardiogram (ECG or EKG), Coronary angiography, exercise thallium test, or Positron emission tomography (PET) scanning. CAD can be controlled or treated with various techniques: i) medication (beta blockers, calcium channel blockers, or nitroglycerine), ii) transcatherter interventions (Percutaneous transmyocardial revascularization (PTMR), Atherectomy, Angioplasty, Stent, or Laser ablation), or iii) surgery (coronary artery bypass or Transmyocardial laser revascularization (TMLR)). With nanobacteria being present in atherosclerosis one may ask themselves if the current diagnostic tools and therapeutic treatments available for CAD are insufficient to address the problem. The nanobacterial blood test, NB2, may prove to be a new metric in the diagnosis and treatment of CAD.

CAD is treated in a number of ways, depending on the seriousness of the disease. For many people, CAD is managed with lifestyle changes and medications. Others with severe CAD may need surgery. In any case, once CAD develops, it requires lifelong management.

Urological

Kidney stones are one of the most common disorders of the urinary tract; patients made more than 1.3 million visits to health care providers to have their stones treated in 1997. In 1999, more than a quarter million hospitalized patients had a diagnosis of kidney stones. An estimated 10 percent of people in the United States will have a kidney stone at some point in their lives. Men tend to be affected more frequently than women.

A kidney stone is a solid piece of material that forms in the kidney out of substances in the urine. A stone may stay in the kidney or break loose and travel down the urinary tract. A small stone may pass all the way out of the body without causing too much pain. A larger stone may get stuck in a ureter, the bladder, or the urethra. A problem stone can block the flow of urine and cause great pain. Stone that will not pass by itself may require: extracorporeal shockwave lithotripsy, tunnel surgery (percutaneous nephrolithotomy), or ureteroscope extraction. Kidney stones are diagnosed by x ray, sonogram, or IVP (intravenous pyelogram).

Greater than 90% of human kidney stones are positive for nanobacteria. It is interesting to note that astronauts have preponderance for kidney stone formation. Lack of gravity causes bone loss causing increased calcium in the blood therefore nanobacteria is an important catalyst for stone formation. Not only in astronauts is nanobacteria important in stone formation but it has also been shown to cause stone formation in rats. With further studies Nanobac Pharmaceuticals intends to change the course of diagnosing and treating the many patients with these painful kidney stones. Polycystic kidney disease (PKD) is a genetic disorder characterized by the growth of numerous cysts in the kidneys. The cysts are filled with fluid. PKD cysts can slowly replace much of the mass of the kidneys, reducing kidney function and leading to kidney failure. PKD can cause cysts in the liver and problems in other organs, such as the heart and blood vessels in the brain. These complications help doctors distinguish PKD from the usually harmless "simple" cysts that often form in the kidneys in later years of life.

In the United States, about 500,000 people have PKD, and it is the fourth leading cause of kidney failure. Medical professionals describe two major inherited forms of PKD and a noninherited form. The signs of PKD include: pain in the back and lower sides, headaches, urinary tract infections, blood in the urine and cysts in the kidneys and other organs. Diagnosis of PKD is obtained by: ultrasound imaging of kidney cysts, ultrasound imaging of cysts in other organs, family medical history (genetic testing). PKD has no cure. Treatments include: medicine and surgery to reduce pain, antibiotics to resolve infections, dialysis and transplantation to replace functions of failed kidneys.

Studies have shown that in PKD patients 100% of kidney cyst fluids and urine were positive for nanobacteria. Nanobacteria may cause damage to kidney cells allowing cysts to form in these PKD patients that have defective tissue regeneration. Again with nanobacteria being present in PKD patients one may ask themselves if the current diagnostic tools and therapeutic treatments available for PKD are insufficient to address the problem. Nanobac Pharmaceuticals plans to initiate research trials that will evaluate the link between nanobacteria and PKD. We are positioned to provide novel diagnostics and research potential nanobacterial treatments for this disease with limited and costly treatment options.

Prostatitis is a painful inflammation of the prostate gland. Prostatitis' cause is not known, but can be classified as acute or chronic bacteria prostatitis. Symptoms may include pain while urinating or ejaculating, chills or fever, perineal, testicular, bladder or low back pain. Some common methods for diagnosis are a digital rectal exam (DRE), transrectal ultrasound or a Prostate Specific Antigen (PSA) test. Other methods are urine samples to determine inflammation or infection, cystoscopy or urine flow studies to measure the strength of the flow. Treatment usually includes prolonged antibiotic treatments, alpha-blockers, anti-inflammatory drugs, vitamins, repetitive prostatic massage or heat therapies. If antibiotic treatment is unsuccessful, surgery (transurethral resection or TURP) may be done. This delicate surgery can cause sterility, impotence, and/or incontinence. Prostatitis is difficult to diagnose and is therefore difficult to treat. Some patients may never experience relief and may have to cope with the condition for the remainder of their lives. According to urologist Thomas Stamey, up to 50% of all men experience symptoms of prostatitis during their lifetimes.

Competition

Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. We do not believe that any of the industry leaders can be considered dominant in view of the rapid technological change in the industry. Many of these companies have substantially greater financial, marketing, research and development and human resources than us. Most large pharmaceutical companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

The market for providing physicians and managed care organizations with nanobacteria related disease management and services are just emerging, and we are among the leaders in providing a comprehensive approach to managing nanobacterial diseases.

The general market for providing primary care physicians, cardiologists, and urologists with specialized serological diagnostic services for detection, diagnosis, prognosis and monitoring is highly competitive and dominated by Quest and Labcorp. Their competitive strength lies in their service capabilities, i.e. to provide local couriers for specimen pickup and broad-based contracting ability with managed care organizations.

The general market for providing primary care physicians, cardiologists, and urologists with therapies for cardiovascular disease is also highly competitive and includes both pharmaceutical and medical device companies. The treatment of nanobacteria infection is a paradigm shift for these physicians as was h.Pylori for the practicing gastroenterologist.

We believe that we will be able to grow and defend our specialized nanobacteria related disease market niche due to our expertise in the field, our disease management approach, and our technology leadership.


Patents and Intellectual Property

We have filed three patents, and received allowance on all three filings. We intend to try to take steps to aggressively protect and expand our intellectual property, which is a core strength. Our patents are summarized below.

Patent Antibody Extraction Protocol - Growth factor preparation of thymocyte cell culture medium its production and use [US 5,776,778; WO9534317]

The present invention relates to a growth factor preparation derived from a mixed lymphocyte culture, and a process for its production. The invention also relates to a cell culture medium containing said growth factor preparation. The invention further relates to a process for culturing plasma cells and producing antibodies by using said cell culture medium.

Patent Diagnostic - Culture and detection method for sterile-filterable autonomously replicating biological particles. [US 5,135,851,2008; EU 0460414, (valid in 13 EU countries),2010]

Novel autonomously replicating biological particles resembling bacteria and having most surprising properties were discovered from cell culture sera and other biological samples alleged to be sterile according to the current testing methods. These slowly growing agents named nanobacteria are smaller than any known cell-walled bacteria. They pass through sterile filters, even with pore sizes smaller than their diameter. They cannot be cultured on any standard microbiological media. With the isolation and detection methods provided here they are commonly detectable in animal or human serum. This patent holds for methods of their culture, detection, purification, and elimination and described the necessary reagents for that. Autonomously replicating particles can be cultured in RPMI 1640, or in DMEM, or in other cell culture media. Optimal growth can be obtained by supplementing the culture medium with 10-20% sterile fetal bovine serum. Addition of small amounts of D,L or L selenomethionine together with nucleotide precursors may improve growth. Culture is started by addition of the test sample to the medium in a cell culture vial which is thereafter incubated under standard mammalian cell culture conditions for at least 15 days. Biological samples are preferably sterile-filtered before culture through 0.22 micron filters. The growth of nanobacteria, if present, can be seen using microscopy at high magnification. The organisms can be made more visible by DNA staining and immunostaining done either separately or simultaneously to a fixed preparation. Nanobacteria can be cultured without mammalian cells, but co-culture together with an adherent cell line like 3T6 is useful because 3T6 cells can take nanobacteria inside the cells. This aids the staining of the preparations. Intracellular agents are not lost during fixation and staining. Nanobacterial antigens can be prepared by specific culture, harvest, purification and solubilization methods. Immunization of rabbits with the solubilized antigen (treatment with proteinase K and with 1 N HCI) produces highly specific antibodies to nanobacteria. Gamma-irradiation of culture serum at 2.5-4.0 megarads, preferably in addition with treatment using solid-phase bound antibodies enables preparation of nanobacteria-free serum. Use of this serum creates sterile culture medium for the culture and detection of nanobacteria. Double staining combining Hoechst No. 33258 stain and immunofluorescence specifically distinguishes nanobacteria from other cell culture contaminants.

Patent Therapeutic - [US Patent 6,706,290; EP 1094711] Methods for eradication of Nanobacteria

Nanobacteria contribute to pathological calcification in the human and animal body, including diseases such as kidney stones, salivary gland stones, dental pulp stones and atherosclerosis. The present invention provides methods for sterilizing articles contaminated with nanobacteria. The present invention also provides methods of treating patients infected with nanobacteria. In particular, the present invention provides a method for preventing the recurrence of kidney stones in a patient that has suffered from kidney stones, comprising administration of an antibiotic, a bisphosphonate, or a calcium chelator, either alone or in combination, in an amount effective to inhibit or prevent the growth and development of nanobacteria.

Our Science

The term "nanobacteria" is short for its scientific name Nanobacterium sanguineum, a Latin term for blood nanobacteria. Though the human body does not recognize nanobacteria as harmful, it has been shown to be implicated in the formation of disease-causing calcified plaque in the circulatory system and vital organs. We conduct research of degenerative diseases stemming from nanobacterial infections. We are developing unique technologies for early accurate diagnoses of nanobacterial infection, and eradication methods which allow physicians to effectively manage the clinical symptoms of the disease, improve therapeutic results, and as an outcome, lower overall medical costs.

We have patents with respect to the identification and eradication of the pathogen Nanobacterium Sanguineum. Although we possess intellectual property with Bioindustrial, Biomedical and Healthcare implications, we will focus initially on Healthcare.

We plan to leverage our intellectual property and proprietary technology to establish value and credibility with clinicians and researchers specializing in cardiovascular and other diseases. From that base, we will broaden our reach by setting up a secured wide area network which will increase clinicians' access to our extensive database of information and clinical experience for the management of a full range of diseases. We believe our products and services can greatly reduce the cost and increase the quality of life for the patients. To bring our products to the market, Nanobac will form a proprietary reference laboratory that offers physicians a comprehensive patient analysis and a Nanobiotic therapeutic.

Nanobacterium Sanguineum Background and Description:

Nanobacterium sanguineum (nanobacteria) was discovered in 1988 by Finnish researcher Olavi Kajander, M.D., Ph.D.. Dr. Kajander was carrying out mammalian cell research when a routine mammalian cell culture experiment, using commercially available fetal bovine serum as the growth media, just wasn't getting off the ground. The cells weren't thriving and dividing like they should; the cells were sickly and died off before any study could be done. Strange vacuoles were forming up in many of the cells, and these cells subsequently died. Dr. Kajander, like all basic cell researchers, had encountered this problem before; sometimes their cell cultures worked, and sometimes they didn't. Thankfully, Dr. Kajander researched this further and after several weeks of culture, turbidity developed in one of the flasks. This represented the first isolation of Nanobacterium sanguineum.

In 1991 Dr. Kajander was joined by microbiologist Neva Ciftcioglu, Ph.D. at the University of Kuopio, Finland. Nanobacteria was the first nano-sized, autonomous, self-replicating organism ever detected. Their research established that the blood-borne nanobacteria forms slow-growing calcified colonies in arteries and organs, much as coral reefs are formed. Nanobacteria have been found in human and animal blood, urine and saliva. The name "nanobacteria" was introduced and patented by Dr. Olavi Kajander as the name for very small mineral-associated bacteria-like life forms. Nanobacteria produce apatite minerals by building apatite envelopes or "castles" around themselves. They seem to play a role in the formation of kidney stones and other calcification diseases. Nanobacteria may be involved in biofilm formation, a common problem in urinary stents and catheters. They may also cause chronic infections in humans and animals.

Nanobacterium sanguineum is a small, slowly growing bacterium that can be found in human blood, kidney stones, and arterial wall plaques. Nanobacteria are 10,000 to 100,000 times smaller than typical bacteria and, until recently, were not detectable using conventional sterility testing methods. These bacteria tend to cluster and form a protective calcium shell that shelters them from the immune system and most antibiotics. Nanobacteria are cytotoxic (can cause damage to cells), resistant to heat, hydrocholic acid, high-dose radiation, and most antibiotics (See Table 1).

Nanobacteria are carbonate apatite forming bacteria and have the unique capability to fix calcium and prothrombin upon their cell membrance, ultimately forming a porous protective calcium encasement. Within this encasement, they become semi-dormant (multiple slowly) and can build upon themselves somewhat like a coral reef might enlarge upon itself. Their rate of replication is approximately 44% annually. Nanobacteria are pleomorphic which means that they have different physical forms and shapes during their life cycle. They can also change appearance, form and alter function in response to various changing environmental factors.

Nanobacteria in mammalian cells leads to abnormal cell growth, growth rates or cell death and may lead to genetic alteration (mutations). Nanobacteria cannot be grown in standard culture media but grow well in media supplemented with mammalian blood or serum. Nanobacteria have been found in various mammalian serum-derived or serum-supplemented products, such as fetal bovine serum and vaccines. As these organisms pass through most sterilization filters in use today, novel sterilization techniques are needed. These may include improved filtration, radiation and chemical treatments. Due to their extremely small size, nanobacteria can only be studied using scanning and transmission electron microscopes or other recently developed high-resolution microscopes.

                   Table 1: Unique Properties of Nanobacteria

---------------------------- ---------------------------------------------------
              Property             Description
---------------------------- ---------------------------------------------------
               Size:                0.05-0.5 nm
---------------------------- ---------------------------------------------------
           Doubling Time:           3-6 days
---------------------------- ---------------------------------------------------
            Morphology:      Coccoid to coccobacillar
                               Cell wall 20-200nm
---------------------------- ---------------------------------------------------
         Isolated From:             Vaccines
                               Fetal Bovine Serum
                           Calcified carotid arteries
                                Aortic aneurysms
                                 Cardiac valves
---------------------------- ---------------------------------------------------
             Antibiotic           Penicillin
            sensitivity           Macrolides
                                   Quinolones
---------------------------- ---------------------------------------------------
           Resistant to:     Heat: 100(0)C for 1 hr
                                    pH Change
                                  UV radiation
                          Gamma-Irraditaion: 1 megarad
                          Formaldehyde, glutaraldehyde
---------------------------- ---------------------------------------------------
            Sensitivity:              5-FU
                                Tetracycline HCl
                              Cytosine-arabinoside
                         Gamma-Irraditaion: >2.5 megarad
                             0.02 micron/20nm filter
                           1% Virkon(R) (disinfectant)
---------------------------- ---------------------------------------------------




Nanocteria may be a primitive life form. One recent study examining upper urinary tract stones found particles resembling nanobacteria by scanning electronic microscopy. A second study confirmed the existence of nanobacterial particles isolated from human saliva and dental plaque that were culturable. Some groups have confirmed the existence of nanobacteria by identification of the organisms in polycystic kidney disease, in a North Carolina beef herd, in human pineal tissue, in human atherosclerotic plaques, in calcified carotid arteries, aortic aneurysms, caridac valves, cardiac stents, and ovarian cancer. Nanobacteria are present in many isolates of pathological calcification (calcium build ups in areas of the body where calcium should not be present). Therefore, nanobacteria may be implicated in multiple diseases including but not limited to: cardiac disease, kidney stones, polycystic kidney disease, arthritis, ovarian cancer, and prostatitis.

Nanotechnology is the creation of useful, functional materials, devices, and systems through controlling and manipulating matter on the nanometer-length scale (1-100 nanometers), and exploiting novel phenomena and properties (physical, chemical, biological, mechanical, electrical) at that length scale. The prefix "nano" means a billionth - a nanosecond is one-billionth of a second, a nanometer is one billionth of a meter, and so on. For comparison, the head of a pin measures one million nanometers across. A red blood cell has a diameter in the range of thousands of nanometers. Ten nanometers is 1,000 times smaller than the diameter of a human hair. DNA molecules are about 2.5 nanometers wide. An individual atom measures a few tenths of a nanometer in diameter.

There are medical professionals who assert that nanobacteria do not exist. They contend that nanobacteria are artifacts, contaminants or crystalline growths. We disagree with this contention. Our business model is based on the existence of nanobacteria.

Research and Development

Our lead scientists Olavi Kajander, and Neva Ciftcioglu NASA/USRA, have formed multidisciplinary alliances with renown researchers including: Hojatollah Vali, McGill University, Canada; Mayo Clinic, Rochester; Garcia-Cuerpo, Spain; China Changsha group; Sommer, Univ. of Ulm; Pretorius, South-Africa; G. Epstein/J.T. Salonen; Tom & Marcia Hjelle, Univ. of Illinois; S. Epstein, Washington Hospital Center, Washington DC; R. Berger, Miami Heart Institute, Miami FL; Y. Av-Gay, University of British Columbia; and H. Gomez, Genbiomics.

To date, this collaboration has published over 80 articles, numerous abstracts and book chapters. Example publications since 1998 include articles in Science, Nature and Nature Medicine, Proceedings of the National Academy of Sciences, Lancet, New Scientist, Molecular Medicine, PDA Journal, Kidney International, Circulation, and American Society for Microbiology.

Biomedical Strategy

Potential biomedical applications include screening for and biosterilization of nanobacterial contamination in products that will be used treating patients. Injectable medical applications such as vaccines, blood products, immunoglobulin, and IV fluids must be free of contaminants. Screening of diagnostic support media such as culture media, and growth preparations is critical in order to get the correct diagnosis. Biosterilization of Medical exam equipment at the point of patient care and of implantable durable medical devices such as hip replacements, cardiac valves, and stents will perhaps mitigate or prolong the effectiveness of the device.

Bioindustrial Strategy

Potential bioindustrial applications include screening and biosterilization of production line environments used for the preparation of cultures, vaccines, and implantable durable medical equipment.

Government Regulation

Diagnostic laboratory operations are not regulated by the FDA. Our diagnostic business is subject to regulation under the federal Clinical Laboratory Improvement Act (CLIA). We will seek FDA guidance for our unique nanobiotic therapeutic. We will comply with all FDA regulatory requirements.

Our contemplated activities and the products and processes that will result from such activities will be subject to substantial government regulation.

Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. These clinical trial programs generally involve a three-phase process.

Phase 1 includes the initial introduction of an investigational new drug into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase 1, sufficient information about the drug's pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies.

Phase 1 studies also evaluate drug metabolism, structure-activity relationships, and the mechanism of action in humans. These studies also determine which investigational drugs are used as research tools to explore biological phenomena or disease processes. The total number of subjects included in Phase 1 studies varies with the drug, but is generally in the range of twenty to eighty.

In Phase 1 studies, CDER can impose a clinical hold (i.e., prohibit the study from proceeding or stop a trial that has started) for reasons of safety, or because of a sponsor's failure to accurately disclose the risk of study to investigators. Although CDER routinely provides advice in such cases, investigators may choose to ignore any advice regarding the design of Phase 1 studies in areas other than patient safety.

Phase 2 includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving several hundred people.

Phase 3 studies are expanded controlled and uncontrolled trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually include several hundred to several thousand people.

In both Phase 2 and 3, CDER can impose a clinical hold if a study is unsafe (as in Phase 1), or if the protocol is clearly deficient in design in meeting its stated objectives. Great care is taken to ensure that this determination is not made in isolation, but reflects current scientific knowledge, agency experience with the design of clinical trials, and experience with the class of drugs under investigation.

The results of the preclinical and clinical testing of a biologic product are then submitted to the FDA in the form of an Application to Market a New Drug, Biologic or an Antibiotic Drug for Human Use (Title 21, Code of Federal Regulations, 314 & 601) or Biologics Licensing Application (BLA). In response to a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide adequate basis for approval. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, could result in product liability claims against us.

In connection with the commercialization of products, it is necessary, in a number of countries, to comply with certain regulations relating to the manufacturing and marketing of such products and to the products themselves. For example, the commercial manufacturing, marketing and exporting of pharmaceutical products require the approval of the FDA in the U.S. and of comparable agencies in other countries. The FDA has established mandatory procedures and safety standards which apply to the manufacture, clinical testing and marketing of pharmaceutical products in the U.S. An example of this is the FDA's current Good Manufacturing Practices (or GMP). Before approval of a product, the FDA will perform a pre-licensing inspection of the manufacturing facilities to determine their compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. Any determination by the FDA of manufacturing related deficiencies could have a material adverse effect on our business.

The regulatory requirements and approval processes for new products in the EU and Canada operate under similar principles as those applied in the U.S. The process of seeking and obtaining approval of the FDA or regulatory authorities in the EU or other regulatory authorities worldwide for a new product and licensing of the facilities in which the product is produced takes a number of years and involves the expenditure of substantial resources. In addition, the regulatory approval processes for products in the U.S., the countries of the EU and other countries around the world are undergoing or may undergo changes. We cannot determine what effect any changes in regulatory approval processes may have on our business.

Environmental Matters

We have not been impacted financially or operationally by environmental laws.

HealthCentrics Business Unit

Prior to acquiring NanobacLabs Pharmaceuticals, Inc., our sole operating business unit was HealthCentrics. This Business unit develops and markets web-based medical accounting, billing and management information services to third party billing companies, practice management and healthcare provider organizations.

During October 2003 we decided to sell our HealthCentrics subsidiary, because of our decision to focus on nanobacteria,. In addition, earlier plans to develop multiple initiatives in healthcare, building products, and waste solutions will not be pursued. We believe that a total focus on nanobacteria will maximize shareholder value. During March 2004, HealthCentrics was sold to an affiliate of the Chairman and CEO for $250,000.

Geographic

We will initially focus our business in the United States and Canada. To date, over 95% of our revenue is from the United States. We also plan to develop our markets in the European Union through the operations of our Finnish Subsidiary, Nanobac OY.

Employees

We have seven employees in our corporate headquarters in Tampa, Florida and five employees in Finland. There are currently no employees in the HealthCentrics business unit.

Factors That May Affect NNBP

We operate in a rapidly changing environment that involves a number of risks, uncertainties, and assumptions, many of which are beyond our control. For a discussion of some of these risks, see "--Risk Factors" in the MD&A section of this report included under Item 7. Other risks are discussed elsewhere in this Form 10-K.

Investor Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Financial and other information about NNBP is available on our website (http://www.nanobaclabs.com). We make available on our website, through links to the SEC website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.  Properties
         ----------

The following table sets forth a description of our facilities:

                             Square Feet
   Location            (Approx)    Lease Expiration             Function
------------------  -----------  -------------------   ------------------

Tampa, Florida          7,700      June 2007 -         Headquarters for Nanobac
                                   June 2010           operations (approximately
                                                       50% occupied)

Tampa, Florida          1,600      January 2005        Vacant

Koupio, Finland         1,500      3 months notice     Research and laboratory
                                                       facility

Item 3.  Legal Proceedings
         -----------------

During January 2003 we engaged in arbitration with a software outsourcing firm, AdiTech, Inc. over disputes arising from programming services in our HealthCentrics' business unit. As a result of arbitration, our liability to AdiTech was determined to be approximately $160,000. This liability has been accrued by the HealthCentrics segment at December 31, 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters
         --------------------------------------------------------------------

Our common stock is traded under the symbol "NNBP".

From October 12, 1994 through August 18, 1997, the Company's Common Shares were traded in the NASDAQ SmallCap Market under the symbol "NATD". Beginning August 18, 1997 the Company's Common Shares were traded on the Over The Counter Bulletin Board. Effective March 27, 2000, the trade symbol was changed to "AMER". Effective July 21, 2003, the trade symbol was changed to "NNBP". Since March, 2001, our Common Shares have traded through the Over The Counter Pink Sheets. The following table sets forth the high and low bid prices for Common Shares as reported by NASDAQ and OTC Pink Sheets for the periods indicated. Quotations on the NASDAQ OTC Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                          High                    Low
                                          ----                    ---
2002(1)
-------
First Quarter                            $0.05                    $0.05
Second Quarter                           $0.04                    $0.02
Third Quarter                            $0.17                    $0.12
Fourth Quarter                           $2.15                    $0.40

2003
----
First Quarter                            $1.70                    $0.50
Second Quarter                           $0.69                    $0.24
Third Quarter                            $1.34                    $0.62
Fourth Quarter                           $1.05                    $0.49

(1) On May 21, 2001, the Company filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. On November 20, 2002, the Company emerged from bankruptcy when the Middle District of Florida Court confirmed the Company's Plan of Reorganization. On March 26, 2004, the closing bid quote for the Common Shares was $.61 per share, and there were 217 holders of record of Common Shares.

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

Changes in Securities

From May 2001 through November 2002, the Company was in bankruptcy. Throughout bankruptcy, the Chairman, Secretary and CEO (collectively "NNBP Officers") funded the Company's administrative costs and provided management to the Company. During 2003, the Board of Directors authorized the issuance of stock in satisfaction of the $750,000 liability. The liability was to be settled through the issuance of up to 75.0 million shares of the Company's stock. The 75.0 million shares was based on the $750,000 at the then value of the stock ($.01 per share average price during the bankruptcy period). This obligation has been recorded at $750,000 (based on the value at the measurement date) although shares were issued periodically throughout 2003. Certain shares were issued as preferred shares (at an equivalent value based on the conversion ratio of $44.11 per share) as the authorized shares of the Company did not permit such issuance. Subsequent to December 31, 2003, the number of authorized shares was increased to 250,000,000, at which time preferred stock was converted to 35,048,445 shares of Common stock.

As discussed in Note 2, an aggregate 30,998,000 shares were issued in connection with the LABS acquisition. In addition, $159,200 of acquisition costs for LABS relates to an issuance of 4.0 million common shares to an entity controlled by the Chief Executive Officer and Chairman in connection with the facilitation and bridge funding for the acquisition of LABS.

An aggregate of 3,644,000 shares of stock were issued during 2003 in connection with the conversion of $728,800 in related party debt to equity. On November 18, 2003, we issued 25,000 shares of NNBP to an attorney in exchange for services. The shares were valued at $.60 per share. On December 21, 2003, we issued 25,000 shares of NNBP to a medical professional in exchange for services. The shares were valued at $.61 per share.

In addition, the Company sold 1,690,000 shares of stock at prices ranging from $.20 to $.40 for aggregate proceeds of $548,000 and 368,815 shares of preferred stock were converted to 16,268,430 shares of common stock.

In June 2003, we issued 24,400,000 shares in connection with the acquisition of approximately 74.4% of NanobacLabs Pharmaceuticals, Inc. From June5, 2003 through July 21, 2003, we acquired an additional 20.2% in exchange for 6,598,000 shares of common stock.

Selected Quarterly Financial Data


                                  Mar 31          Jun 30           Sep 30           Dec 31
                                  ------          ------           ------           ------
2003 Quarter ended
------------------
       Revenue                           $0       $77,637           $241,340         $163,838
       Net loss                ($1,234,083)    ($468,666)          ($929,230)     ($1,067,512)
      Loss per share:
          Basic                     ($0.03)       ($0.01)             ($0.01)          ($0.01)
          Diluted                   ($0.03)       ($0.01)             ($0.01)          ($0.01)

                                  Mar 31          Jun 30           Sep 30          Dec 31
                                  ------          ------           ------           ------
2002 Quarter ended
------------------
       Revenue                           $0               $0               $0               $0
       Net loss                   ($31,301)       ($572,910)       ($388,666)       ($482,422)
      Loss per share:
          Basic                       $0.00          ($0.05)          ($0.03)          ($0.03)
          Diluted                     $0.00          ($0.05)          ($0.03)          ($0.03)


The 2003 results include the acquisition of LABS in June 2003. The 2003 and 2002 results reflect the removal of HealthCentrics' operations from continuing operations based on the October 2003 decision to dispose of this business segment.

ITEM 6. Selected Financial Data
        -----------------------

The following selected consolidated financial data has been derived from our consolidated financial statements. The information below should be read in conjuncture with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes. The following information is presented as of and for the period from February 22, 2002 (date of inception) through December 31, 2002 and as of and for the year ended December 31, 2003.

                                                       2003             2002
                                                       ----             ----

Consolidated Balance Sheet Data:
     Working Capital                                (6,763,635)        (340,922)
     Total assets                                    8,244,089            5,223
     Long-term debt, net of current                       --               --
     Shareholders' equity (deficit)                   (806,156)        (340,922)
     Shares outstanding at period end               99,968,840       19,982,965


Consolidated Statement of Operation Data:
     Revenue                                           482,815             --
     Gross profit                                      149,693             --
     Operating loss                                 (2,700,211)         (43,621)
     Net loss                                       (3,699,491)      (1,475,299)
     Diluted earnings per share                          (0.05)           (0.11)
     Cash dividends                                       --               --
     Cash dividends per share                             --               --
     Weighted average common shares                 67,489,524       13,941,197


(1) Consolidated Balance Sheet and Consolidated Statement of Operation data for the year ended December 31, 2003 give effect to our acquisition of NanobacLabs Pharmaceuticals, Inc. in June 2003 and Nanobac OY in November 2003. Revenue for the year ended December 31, 2003 attributable to these acquisitions was approximately $483,000.

(2) Consolidated Statement of Operation data for the year ended December 31, 2003 give effect for the October 2003 decision to dispose of the HealthCentrics business Unit. Accordingly, HealthCentrics' operations for 2002 and 2003 have been removed from continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
        ------------------------------------------------------------------------

Overview

With the June 2003 and November 2003 acquisitions of NanobacLabs
Pharmaceuticals, Inc. ("LABS") and Nanobac OY ("OY"), our business is the study and development of therapeutic and diagnostic technologies related to the novel plemorphic pathogen known as nanobacterium sanguineum ("Nanobacteria").

Background

A schematic of our background is as follows:

             ----------------------------------------------------------------
                                      November 2002
                                 Emerged from Bankruptcy
                           as American Enterprise Corporation
                                 (trading symbol: AMER)
             ----------------------------------------------------------------
                                            I
             ----------------------------------------------------------------
                                      December 2002
                              Acquired HealthCentrics, Inc.
                            (Reverse merger accounting used)
             ----------------------------------------------------------------
                                            I
             ----------------------------------------------------------------
                                        June 2003
                              Acquired majority interest in
                       NanobacLabs Pharmaceuticals, Inc. ("LABS")
             ----------------------------------------------------------------
                                            I
             ----------------------------------------------------------------
                                  June 2003 - July 2003
                  Changed name to Nanobac Pharmaceuticals, Incorporated
                             Changed trading symbol to NNBP
             ----------------------------------------------------------------
                                            I
             ----------------------------------------------------------------
                                July 2003 - December 2003
                          Acquisition of minority shareholders
                                         of LABS
             ----------------------------------------------------------------
                                            I
             ----------------------------------------------------------------
                                      November 2003
                              Acquired majority interest in
                                       Nanobac OY
             ----------------------------------------------------------------
                                            I
             ----------------------------------------------------------------
                                January 2004 - March 2004
                          Acquisition of minority shareholders
                                      Of Nanobac OY
             ----------------------------------------------------------------
                                            I
             ----------------------------------------------------------------
                                       March 2004
                              Disposition of HealthCentrics
                            to affiliates of Chairman and CEO
             ----------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
        -----------------------------------------------------------------------

Background

Nanobac Pharmaceuticals, Incorporated, (f/k/a American Enterprise Corporation) ("we", "our", "us" the "Company", "AMER", "NNBP") was formed as a Florida corporation during June 1994. At that time, our corporate name was National Diagnostics, Inc. and through our wholly-owned subsidiaries, we provided diagnostic imaging services through several outpatient centers in Florida. During 1998, we changed our corporate name to American Enterprise.Com, Corp.

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

During December 2002, we acquired HealthCentrics, Inc., a privately-held Florida corporation in exchange for 17.7 million share of stock. After this acquisition, the former shareholders of HealthCentrics owned 99.7% of AMER. Since HealthCentrics is considered the acquirer for accounting and financial reporting purposes, the transaction has been accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of American Enterprise.Com, Corp. and a sale of shares by HealthCentrics, Inc. in exchange for the net assets of the Company. The financial statements include the historical results of operations and cash flows of HealthCentrics, Inc. from inception.

HealthCentrics is a development-stage Florida corporation formed February 22, 2002 to organize, develop and market a suite of Web-based medical accounting, billing and management information services to third party billing companies, practice management and healthcare provider organizations. HealthCentrics has generated less than $100,000 revenue to date and has sustained losses in excess of $2 million since its inception. Because of the decision to focus on nanobacteria, the company decided to sell HealthCentrics during October 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         ----------------------------------------------------------------------

Current Developments

Acquisition of NanobacLabs Pharmaceuticals, Inc. - On June 4, 2003, we acquired approximately 74.4% of LABS from Gary S. Mezo and Nancy M. Schriewer-Mezo in exchange for 24,400,000 restricted shares of NNBP. From June 5, 2003 through July 21, 2003, we acquired an additional 20.2% of LABS from various stockholders in exchange for 6,598,000 shares of NNBP, bringing our total ownership to 94.6% of LABS.

Two entities ("Minority Stockholders") owned the remaining 5.4% of LABS. These two entities also had options to acquire an additional 5.4% of LABS in exchange for a cash contribution of $500,000 ("Minority Option"), which expired on March 31, 2004. Except for their stock ownership, these Minority Stockholders are not affiliated with the Company. During October 2003, the Minority Stockholders exercised $100,000 of their Minority Option. Simultaneously with this transaction, we agreed to acquire the remaining outstanding shares of LABS from the Minority Stockholders plus the stock issued for the $100,000 Minority Option exercise in exchange for 3,240,000 shares of NNBP. On December 31, 2003, the Minority Stockholders exercised the remaining $400,000 of their Minority Options. After further negotiations, the Minority shareholders agreed to sell the LABS' stock received for this option exercise in exchange for an additional 2,820,000 shares of NNBP. After the conclusion of these transactions, the total shares due to the Minority Stockholders was 6,060,000 shares of NNBP. The obligation to issue the Minority Stockholders 6,060,000 shares of NNBP was settled by an entity controlled by the our Chairman and CEO ("Escape Velocity"). In exchange for the above, Escape Velocity was due $4.1 million which is included in shareholder loans at December 31, 2003.

As of December 31, 2003, we owned 100% of LABS and the former stockholders of LABS have received 37,058,000 shares of NNBP, which represents approximately 37% of our common stock outstanding as of December 31, 2003.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


Acquisition of Nanobac OY(continued)

Pursuant to a Closing Agreement dated November 5, 2003, the final payment for Nanobac Oy was remitted on November 11, 2003. Immediately after the final payment was received, we exercised our conversion rights under the convertible notes. As a result of the above conversion, we owned 65% of Nanobac Oy. The remaining 35% was acquired from Dr. Kajander and Dr. Ciftcioglu in January 2004 and March 2004 in exchange for 10 million shares of NNBP.

Nanobac Oy's assets consist of cash, property and equipment, and other tangible and intangible assets. Nanobac Oy's liabilities consist primarily of trade payables and other accruals. The purchase price and associated charges have been allocated among the identifiable tangible and intangible assets of Nanobac Oy based on their fair market value at the acquisition date under the purchase method of accounting for business combinations.

Nanobac OY is located in Kuopio, Finland and was created in partnership with the Finnish government. Prior to the acquisition, Nanobac OY provided scientific research and diagnostic technology for nanobacteria. Nanobac OY holds US and EU patents for methods for eradication of nanobacteria [US Patent No. 6,706,290 printed on March 16, 2004; EP 1094711].

Disposition of HealthCentrics

Pursuant to a Share Purchase Agreement dated March 30, 2004, ("Agreement"), Nanobac Pharmaceuticals, Incorporated ("NNBP"), agreed to sell its entire interest in HealthCentrics, Inc. to Escape Velocity of Tampa Bay, Inc. ("Escape Velocity") in exchange for consideration of $250,000. NNBP decided in October 2003 to divest its HealthCentrics Business Unit to focus exclusively on the development of its Nanobac business unit. NNBP has actively search for a buyer of its HealthCentrics business unit since October 2003 without success.

Escape Velocity is an affiliate of NNBP as it is controlled by NNBP's Chairman and CEO. The consideration to be paid by Escape Velocity will be in the form of a reduction of its loan currently due from NNBP. It is management's belief that the sale price of $250,000 is an arm's length transaction. At December 31, 2003, the book value of HealthCentrics' assets was less than $10,000 (primarily cash and receivables), while HealthCentrics liabilities to non-affiliates were approximately $450,000 (primarily accounts payable and accrued wages). As a result of the above transaction, NNBP is expected to recognize a one-time gain of approximately $690,000. Given the related party nature of the transaction, any gain will be treated as a capital contribution in 2004.

Since October 2003, the operations of HealthCentrics have been minimized until a buyer was found. NNBP and/or Escape Velocity contributed approximately $5,000 per month to fund the reduced operations of HealthCentrics.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


Stock Issuances to Officers - From May 2001 through November 2002, the Company was in bankruptcy. Throughout bankruptcy, the Chairman, Secretary and CEO (collectively "NNBP Officers") funded the Company's administrative costs and provided management to the Company. During 2003, the Board of Directors authorized the issuance of stock in satisfaction of the $750,000 liability. The liability was to be settled through the issuance of up to 75.0 million shares of the Company's stock. The 75.0 million shares was based on the $750,000 at the then value of the stock ($.01 per share average price during the bankruptcy period). This obligation has been recorded at $750,000 (based on the value at the measurement date) although shares were issued periodically throughout 2003. Certain shares were issued as preferred shares (at an equivalent value based on the conversion ratio of $44.11 per share) as the authorized shares of the Company did not permit such issuance. Subsequent to December 31, 2003, the number of authorized shares was increased to 250,000,000, at which time preferred stock was converted to 35,048,445 shares of Common stock.

The $750,000 value of the above issuances is included in general and administrative expenses for the year ended December 31, 2003.

In addition, 4.0 million common shares were issued to entities controlled by the Chief Executive Officer and Chairman in connection with the facilitation and bridge funding for the acquisition of LABS.


Change of Name - Effective June 20, 2003, we changed our name from American Enterprise Corporation to Nanobac Pharmaceuticals, Incorporated Effective July 21, 2003, Nanobac Pharmaceuticals, Incorporated, began trading under the symbol "NNBP."

Authorized Shares - Effective January 5, 2004, we increased our authorized shares of common stock from 100,000,000 shares to 250,000,000 shares. This increase in authorized shares was done in anticipation of approval from our stockholders at our annual meeting in May 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


Current Operations

As a result of the LABS and Nanobac OY acquisitions and the HealthCentrics disposition, our business is the study and development of therapeutic and diagnostic technologies related to the novel plemorphic pathogen known as nanobacterium sanguineum. We specialize in the following areas, utilizing clinical and scientific researchers, physicians and scientific collaborators:

          o        Healthcare
                        >>    Medical diagnostics
                        >>    Innovative therapeutics
          o        Bio-medical
          o        Bio-industrial

The term "nanobacteria" is short for its scientific name Nanobacterium sanguineum, a Latin term for blood. Nanobacteria are "nano"-sized in that they are from 20-200 nanometers in size, which is 1/100th to 1/1,000th the size of regular bacteria. Compared to other bacteria, nanobacteria grow very slowly, only reproducing every three to six days. Consequently, it often takes many years for nanobacterial disease effects to develop. As a result of their extremely small size and slow growth rate, Nanobacteria had avoided detection and scientific study until they were discovered by Neva Ciftcioglu, PhD and Olavi Kajander, MD, PhD. Nanobacteria form a calcium coating around themselves that provides protection, and prevents them from being recognized as foreign substances or pathogens by the human body. Dr. Kajander has theorized that the human body does not recognize nanobacteria as harmful, and accordingly, nanobacteria could be the cause of pathological disease causing calcification found in multiple diseases. This theory has been disputed by several members in the scientific community. The Company is conducting studies to determine the extent, if any, that this theory is correct.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
        ------------------------------------------------------------------------

Results of Operation

The following table presents the
percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the year ended December 31, 2003 and the period from February 22, 2002 (date of inception) through December 31, 2002. Due to the significance of the LABS and OY acquisitions, we are also presenting the proforma percentage of total revenue and the proforma percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations on the basis that the LABS and OY acquisitions had taken place at the beginning of the each period presented. These comparisons of financial results are not necessarily indicative of future results.


                                                                    Year ended December 31, 2003
                                         ------------------------------------------------------------------------------------
                                                                                  Proforma         Proforma
                                                2003            2002                2003             2002         % change
                                                ----            ----                ----             ----         --------

Revenue                                            $482,815           $0             $1,193,770     $2,712,366          -56%
Cost of revenue                                     333,122            0                741,897        839,871          -12%

                                         -------------------------------    ---------------------------------
     Gross Profit                                   149,693            0                451,873      1,872,495          -76%
     Gross Profit percentage                            31%                                 38%            69%

Bankruptcy-related stock based
compensation                                        750,000                             750,000
Selling, general and administrative               1,378,375       43,621              2,807,752      2,337,953           20%
Research and development                            540,426            0                761,406         99,744          663%
Depreciation and amortization                       181,103            0                430,535        369,909           16%

                                         -------------------------------    ---------------------------------
     Operating loss from continuing
     operations                                ($2,700,211)    ($43,621)           ($4,297,819)     ($935,111)          360%
                                         ===============================    =================== =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------

Year ended December 31, 2003 Compared to February 22, 2002 (date of inception) Through December 31, 2002


Revenue

Revenue for the year ended December 31, 2003 reflects the acquisition of LABS in June 2003 and OY in November 2003. On a proforma basis (assuming LABS and OY were acquired on the first date of each reporting period), Revenue decreased 56% for the year ended December 31, 2003 compared to 2002. During the fourth quarter of 2002, LABS decided to concentrate their resources on scientific research to provide validation and further credibility to our nanobacteria products. As a result of this change in focus, several revenue sources significantly declined.

During December 2003, we voluntarily discontinued offering NanobacTX(TM), which accounted for approximately 80% of our revenue for the year ended December 31, 2003. Accordingly, our revenue for the first quarter of 2004 will be significantly reduced from the level experienced in 2003. During February 2004, we licensed an over the counter product that is similar to Nanobac TX except that tetracycline (prescription drug component in Nanobac TX) has been removed from the product we are licensing. While we anticipate that the license revenue from this new product will replace the revenue we lost from discontinuance of Nanobac TX, we are not able to determine if this will actually occur during 2004. We are also in the process of accelerating our research and developing new products for better patient acceptance and compliance with governmental regulations.


Cost of revenue

Virtually all of the cost of revenue for the year ended December 31, 2003 reflects the acquisition of LABS on June 4, 2003. Cost of revenue was approximately 69% of revenue for the year ended December 31, 2003. This compares to a proforma cost of revenue of 31% of revenue for 2002 (assuming LABS and OY were acquired in the first date of each reporting period). The increase of cost of revenue as a percentage of revenue primarily reflects fixed costs of $37,500 per month for lab work from July 2003 through October 2003. This contract was terminated in October 2003 so that future lab work will be more of a variable cost.


Gross Profit

Gross profit is 31% for the year ended December 31, 2003. Proforma gross profit (assuming LABS and OY were acquired at the beginning of each reporting period) decreased to 38% for the year ended December 31, 2003 compared to 69% in 2002. The decrease reflects lower sales volume and $37,500 of fixed lab costs from July 2003 through October 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses include a $750,000 charge for stock issuances to our officers associated with services performed during the period of the bankruptcy. Excluding these one-time charges, SG&A expenses increased $1.3 million for the year ended December 31, 2003 compared to 2002. This increase reflects the June 4, 2003 acquisition of LABS.

On a proforma basis (assuming LABS and OY were acquired on the first date of each reporting period) and excluding one-time charges, SG&A expenses increased 20% for the year ended December 31, 2003 compared 2002. This increase reflects LABS plan of marketing its pharmaceutical products to the medical community.

Research and Development

Proforma research & development ("R&D"), assuming LABS and OY were acquired on the first date of each reporting period, for the years ended December 31, 2003 and 2002 is summarized as follows:

                                         2003          2002       % change
                                         ----          ----       --------

    Research and Development           $761,406       $99,744       663%

As demonstrated above, we are increasing our investment in nanobacteria R&D.

We intend to continue to expand our nanobacteria R&D investment in the coming year. We have recently announced two new epidemiological research studies on nanobacteria that we are conducting with Stephen E. Epstein, MD, Director of the Cardiovascular Research Institute, Washington Hospital Center, Washington, D.C. and E. Olavi Kajander, MD, Phd, Director of research and science for NNBP in Finland and the United States.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


Minority Interest

The minority interest gain represents that portion of the LABS loss that is allocated to minority stockholders of LABS and OY. The gain is limited to the amount of minority interest recorded in the initial acquisition. During October 2003, we acquired the remaining ownership of LABS. During January through March, 2004, we acquired the remaining interest of OY. Accordingly, minority interest will be eliminated in the future unless another acquisition takes place.

Discontinued Operations

During October 2003, we decided to divest our HealthCentrics' business unit to focus exclusively on our nanobacteria business unit. We were unsuccessful in finding a buyer in 2003 for this Business Unit. During March 2004, this business unit was sold to an affiliate of the Chairman and CEO for consideration of $250,000. We expect to recognize a gain of approximately $690,000 in the first quarter of 2004 as a result of this disposition, which will be accounted for as a capital contribution given the related party nature of the contract.

As a result of our decision to dispose of the HealthCentrics business unit, the operations of HealthCentrics are retroactively removed from continuing operations and disclosed as a single line item on the statements of operations. The loss from discontinued operations for the period from February 22, 2002 (date of inception) through December 31, 2002 and the year ended December 31, 2003 is summarized as follows:

                                                      2003               2002
                                                      ----               ----

Revenue                                           $    19,970       $    11,555
Cost of revenue                                        62,570             4,316

                                                  -----------       -----------
  Gross profit (loss)                                 (42,600)            7,239

Selling, general & administrative                     692,407           994,999
Research and development                              203,351           443,918

                                                  -----------       -----------
  Net loss                                        ($  938,358)      ($1,431,678)
                                                  ===========       ===========


Net Loss

Our net loss was $3.7 million for the year ended December 31, 2003. Excluding the one-time charge for the bankruptcy-related common stock issuances and discontinued operations, our net loss was approximately $2.0 million for the year ended December 31, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


Liquidity and Capital Resources

Since emerging from Chapter 11, we have financed our activities primarily from advances from affiliates of our Chairman and CEO, and from other shareholders, and from private placements of NNBP's common stock. As of December 31, 2003 the stockholder loan was approximately $5.6 million, which is due to Escape velocity, an affiliate of our Chairman and CEO. For the year ended December 31, 2003, $728,800 of shareholder advances were converted into 3,644,000 shares of common stock. An additional $548,000 of cash was received for the direct sale of 1,690,000 shares of restricted common stock to outside investors.

As of December 31, 2003, we had total assets of $8.2 million of which $287,000 were current assets. At December 31, 2003, we had total current liabilities of $6.9 million and no long-term liabilities other than deferred taxes. Our working capital deficit at December 31, 2003 was $6.8 million and we had a retained deficit of $17.2 million.

Net cash used in operations was $2.2 million for the year ended December 31, 2003. The negative cash flow from operations reflects the $3.7 million net loss for the period offset by the one-time non-cash charge of $780,000 for common stock issued to our affiliates of our officers, depreciation and amortization of $181,000 and an increase in accounts payable and accrued expenses of approximately $424,000.

Net cash provided by investing activities was approximately $198,000 for the year ended December 31, 2003 which reflects the receipt of $300,000 from the exercise of the Minority Options in Labs by the Minority Stockholders offset by our purchase of fixed assets of $18,000 and our acquisition of Nanobac OY (net of the cash balance in LABS and OY as of the acquisition dates).

Net cash provided by financing activities was $2.0 million for the year ended December 31, 2003. This primarily reflects advances and capital contributions by stockholders of $2.5 million offset by $486,000 of payments on the Nanobac OY note payable.

We are dependent on raising additional funding necessary to implement its business plan as outlined above. Should we not be successful in raising cash from our Chairman and CEO and other investors, we are unlikely to continue as a going concern.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------


Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities(Amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.


In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, did not have impact on The Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, The Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications.

Critical accounting policies

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------


Contractual obligations

At December 31, 2003, the Company's contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

                                      Amount of Commitment ($)
                                Expired by Year Ended December 31,
                                ----------------------------------

                               Long-term     Operating      Annual
                                  Debt       Leases          Total
                                --------     --------      --------

     Less than 1 year            $   --      $192,099      $192,099
     2 - 3 years                     --       341,040       341,040
     3 - 5 years                     --       155,513       155,513
     5 - 7 years                     --        81,134       81,134
                               --------      --------     --------
Total                            $   --      $769,787     $769,787
                               ========      ========     ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------

Risk Factors (continued)

Reliance on our Chairman of the Board, Chief Executive Officer and Majority Shareholder; Possible Future Dilution

We have limited working capital and are primarily relying upon borrowed funds to operate. The operations of Nanobac and HealthCentrics are generating a financial and cash loss. Throughout 2003, affiliates of our Chairman of the Board, Chief Executive Officer and major shareholders, Mr. John Stanton and Mr. Alexander Edwards III, have provided our capital needs through loans to both of these business segments. While our Chairman and CEO continue to provide for the majority of our capital requirements, they are under no obligation to continue such financing and/or strategic guidance. In the event our Chairman and CEO should discontinue his support, we may have difficulty in continuing our operations. In such an event, shareholders could lose their investment in its entirety. Historically, our Chairman and CEO have provided capital to us on a demand debt basis after which they may convert debt into shares of our common stock. If, in the future we require additional capital, our Chairman and CEO may contribute some or all of our requirements. We anticipate that as a part of any such loan, our Chairman and CEO would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require our Chairman and CEO's support, shareholders may experience dilution. At present, we do not maintain key man insurance for our Chairman and CEO.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

In addition to the financial support we may receive from our Chairman and CEO, we may continue to seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


Limited Operating History Anticipated Losses; Uncertainty of Future Results

We have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by companies in early stages of development, particularly in light of the uncertainties relating to the new and evolving biolife science research which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to: (i) perform research studies to prove the effectiveness of our pharmaceutical products, (ii) further develop and market our products; (iii) establish distribution relationships; and (iv) build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of customers we are able to attract and the costs of continuing development of our product line.


Federal Food and Drug Administration

Some or all of our pharmaceutical products may be governed by rules and regulations established by the United States Food and Drug Administration ("FDA"). Changes in FDA regulations and the enforcement thereof may affect our biolife science business.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


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

Intellectual Property Rights

We have a family of patents encompassing the detection and eradication of nanobacteria. There are risks inherent in any intellectual property rights in that they may be challenged as being invalid or not original. Additionally, other parties may abuse such intellectual rights, causing the Company to defend its rights.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


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


Continued Control by Current Officers and Directors

The present officers and directors own approximately 50% of the outstanding shares of Common Stock, and are in a position to elect all of our Directors and otherwise control NNBP, including, without limitation, authorizing the sale of equity or debt securities of NNBP, the appointment of officers, and the determination of officer's salaries. Shareholders have no cumulative voting rights.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)
         -----------------------------------------------------------------------


Item 7a: Quantitative and Qualitative Risk
         ---------------------------------

Virtually all of our operations are conducted in the United States. However, the acquisition of Nanobac OY, which was concluded in November 2003, is structured in Euros. Accordingly, we are exposed to market risk from changes in exchange rates between the U.S. dollar and the Euro on the balance sheet of Nanobac OY and on future transactions of Nanobac OY.

We do not engage in hedging transactions and are not a party to any leveraged derivatives.

ITEM 8.  Financial Statements and Supplementary Data
         -------------------------------------------

 The information required by this item is incorporated herein by reference to the financial statements listed in Item 15(a) of Part IV of this Form 10-K Annual Report.

ITEM 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosures
         -----------------------------------------------------------------------

There have been no disagreements with any of our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On January 30, 2004, we appointed Aidman Piser & Company as the independent accounting firm engaged as the principal accounting firm to audit our financial statements for the year ended December 31, 2003. The decision to change the principal accounting firm was approved by our Board of Directors on January 30, 2004. For further information relating to our change in certifying accountants, please refer to our Current Report on Form 8-K dated January 30, 2004 on file with the Commission.

                                    PART III


We will file with the Securities and Exchange Commission a definitive Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of its fiscal year. Accordingly, certain information required by Part III has been omitted under Item G of the general Instructions for Form 10-K. Only these sections of the definitive Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.  Directors and Executive Officers of the registrant
          --------------------------------------------------

The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission ("SEC") no later than April 30, 2004, are incorporated by reference into this Annual Report on Form 10-K. Information concerning our Executive Officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. Executive Compensation
         ----------------------
The section entitled "Executive Compensation" in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 30, 2004, is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          ------------------------------------------------------------------

The section entitled "Share Ownership" in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 30, 2004, are incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. Certain Relationships and Related Transactions
         ----------------------------------------------

The sections entitled "Executive Compensation" and "Related Party Transactions" in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which we intend to file with the SEC no later than April 30, 2004, are incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.  Controls and Procedures
          -----------------------

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                                     PART IV


ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

   (1)   Financial Statements
         ---------------------
The following Financial Statements are included herein:
                                                                          Page
                                                                         Number
                                                                         ------

o    Report of Aidman Piser & Company, Independent Auditors                F-1
o    Report of Baumann, Raymondo & Company, P.A.                           F-2
o    Consolidated Statements of Operations for the year
     ended December 31, 2003 and the period from February 22, 2002
     (date of inception) through December 31, 2002                         F-3
o    Consolidated Balance Sheets at December 31, 2003 and 2002             F-4
o    Consolidated Statements of Stockholders' Equity (Deficit)
     for the year ended December 31, 2003 and the period from
     February 22, 2002 (date of inception) through December 31, 2002       F-5
o    Consolidated Statements of Cash Flows for the year ended
     December 31, 2003 and the period from February 22, 2002
     (date of inception) through December 31, 2002                         F-6
o    Notes to Consolidated Financial Statements                         F-7-F-20


   (2)   Financial Statement Schedules
         -----------------------------

          Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)   Form 8-K
      --------

     (1) Reports on Form 8-K filed during the quarter ended December 31, 2003:

          The Registrant filed a report on Form 8-KA on November 26, 2003 under
          Item 2 and Item 7 announcing its conclusion of the acquisition of Nanobac OY.

(c)   Exhibits
      --------

     The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-K:

                                  EXHIBIT INDEX


Exhibit
Number                               Description
-------    ---------------------------------------------------------------------

3.1        Restated Articles of Incorporation

3.2 By-Laws (Previously filed with the SEC as an exhibit to the Registrant's Annual Report on Form 10-KSB fore the year ended December 31, 2002)

10.1 First Amended Plan of Reorganization of American Enterprise.com Corp. (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated December 10, 2002, and incorporated herein by reference)

10.2 Acquisition Agreement dated December 6, 2002, between American Enterprise Corporation and HealthCentrics, Inc. and its shareholders (Previously filed with the SEC as an exhibit to the Registrant's
            Current Report on Form 8-K dated December 13, 2002, and incorporated herein by reference)

10.3 License agreement dated February 1, 2002 between HealthCentrics, Inc. and MRX-NET.COM (Previously filed with the SEC as an exhibit to the Registrant's Annual Report on Form 10-KSB fore the year ended December 31, 2002)

10.4 Agreement and Plan of Reorganization dated June 1, 2003 between Nanobac Pharmaceuticals, Inc. and NanobacLabs Pharmaceuticals, Inc.

10.5 Share Purchase Agreement dated September 25, 2002 between NanobacLabs, L.L.C. and selected shareholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.6       Convertible Promissory Note Loans Purchase Agreement dated
           September 25, 2002 between NanobacLabs, L.L.C. and selected shareholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.7 Closing Agreement dated November 5, 2003 between NanobacLabs, L.L.C. and selected shareholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.10      Loan Agreement dated December 31, 2003 between Nanobac
           Pharmaceuticals, Inc. and Escape Velocity, Inc.

10.11 Employment by and between Nanobac Pharmaceuticals, Inc. and Alex H. Edwards III dated January 26, 2004

16.1 Baumann, Raymondo & Company, P.A. letter to the Securities and Exchange Commission dated February 3, 2004 (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated January 30, 2004, and incorporated herein by reference)

21.1       List of Subsidiaries

23.1       Consent of Aidman Piser & Company
23.2       Consent of Baumann, Raymondo and Company, P.A.

31(a) Certifications pursuant to 29 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chairman and Chief Executive Officer

31(b) Certifications pursuant to 29 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 31st day of March, 2004.

                                        Nanobac Pharmaceuticals, Incorporated

                                        By: /s/ Alexander Edwards III
                                            -----------------------------------
                                            Alexander Edwards III
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2004.


          Signature                                   Title
          ---------                                   -----

/s/  John D. Stanton                        Chairman of the Board of Directors
-------------------------------             (Principal Financial and Accounting
     John D. Stanton                        Officer)

/s/  Alexander Edwards III                  Chief Executive Officer (Principal
-------------------------------             Executive Officer) and Director
     Alexander Edwards III

/s/  Jan Egberts                            Director
-------------------------------
     Jan Egberts, M.D.

/s/  Stephan Rechtschaffen                  Director
-------------------------------
     Stephan Rechtschaffen, M.D.

                          Independent Auditors' Report
                          ----------------------------

Board of Directors
Nanobac Pharmaceuticals, Incorporated and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Nanobac Pharmaceuticals, Inc. and Subsidiaries (F/K/A American Enterprise Corporation) (the "Company"), as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nanobac Pharmaceuticals, Inc. and Subsidiaries, at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has working capital and net capital deficiencies and is dependent upon continued financing from stockholders and outside investors, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Aidman, Piser & Company, P.A.
                                             ---------------------------------
                                             Aidman, Piser & Company, P.A.

March 26, 2004, except for Note 3, for which
   the date is March 30, 2004
Tampa, Florida

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors and Stockholders
American Enterprise Corporation (A Development Stage Company)
Tampa, Florida

We have audited the accompanying consolidated balance sheet of American Enterprise Corporation (formerly American Enterprise.Com Corporation) as of December 31, 2002, and the related consolidated statements of operations, cash flows and stockholders' (deficit) for the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Enterprise Corporation at December 31, 2002, and the result of its operations, and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has been in the development stage since its inception on February 22, 2002. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern

/s/ BAUMANN, RAYMONDO & COMPANY, P.A.
-------------------------------------
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
January 31, 2003

                                      F-2

                  NANOBAC PHARMACEUTICALS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                 December 31, 2003
                                                                 -----------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                           $    49,755
     Account receivable                                                   5,765
     Inventory                                                           16,211
     Other current assets                                                14,880
                                                                    -----------
        Total current assets                                             86,611
                                                                    -----------

FIXED ASSETS, less accumulated depreciation                             135,259

OTHER ASSETS
     Security deposits                                                   70,110
     Intangible assets, less accumulated amortization
        of $162,926                                                   2,136,717
     Goodwill                                                         5,815,393
                                                                    -----------
        Total other assets                                            8,022,220
                                                                    -----------

            TOTAL ASSETS                                            $ 8,244,090
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                               $   752,600
     Accrued expenses                                                   367,637
     Short-term note payable                                             90,000
     Stockholder loans                                                5,640,009
                                                                    -----------
        Total current liabilities                                     6,850,246

OTHER LIABILITIES
     Deferred tax liability                                           2,200,000
                                                                    -----------
            TOTAL LIABILITIES                                         9,050,246
                                                                    -----------

COMMITMENTS (Note 12)                                                      --

STOCKHOLDERS' DEFICIT
     Common stock, no par value, 100,000,000
        shares authorized, 99,968,840 issued and outstanding          4,233,788
     Preferred stock, no par value, 1,000,000
        shares authorized, 794,569 shares issued and outstanding        350,484
     Due from option exercise (Note 2)                                 (200,000)
     Accumulated deficit                                             (5,174,790)
     Accumulated other comprehensive loss                               (15,638)
                                                                    -----------
        Total stockholders' deficit                                    (806,156)
                                                                    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 8,244,090
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.


                             NANOBAC PHARMACEUTICALS INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  February 22, 2002
                                                              Year               (date of inception)
                                                              ended                    through
                                                        December 31, 2003         December 31, 2002
                                                        -----------------         -----------------

REVENUE                                                   $    482,815              $       --

COST OF REVENUE                                                333,122                      --
                                                          ------------              ------------

GROSS PROFIT                                                   149,693                      --
                                                          ------------              ------------

OPERATING EXPENSES
     Sales, general and administrative                       2,128,375                    43,621
     Research and development                                  540,426                      --
     Depreciation and amortization                             181,103
                                                          ------------              ------------
        Total Operating Expenses                             2,849,904                    43,621
                                                          ------------              ------------

OPERATING LOSS                                              (2,700,211)                  (43,621)

NET OTHER EXPENSES
     Interest expense                                          (42,934)                     --
     Other, net                                                (21,533)                     --
                                                          ------------              ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES & MINORITY INTEREST                      (2,764,678)                  (43,621)

PROVISION FOR INCOME TAXES                                        --                        --
                                                          ------------              ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
     MINORITY INTEREST                                      (2,764,678)                  (43,621)

MINORITY INTEREST                                                3,545                      --
                                                          ------------              ------------

LOSS FROM CONTINUING OPERATIONS                             (2,761,133)                  (43,621)

DISCONTINUED OPERATIONS:
     Loss from discontinued operations (no applicable
        income taxes)                                         (938,358)               (1,431,678)
                                                          ------------              ------------

NET LOSS                                                  $ (3,699,491)             $ (1,475,299)
                                                          ============              ============

NET LOSS PER COMMON SHARE

     Basic                                                $      (0.05)             $      (0.11)
                                                          ------------              ------------

     Diluted                                              $      (0.05)             $      (0.11)
                                                          ------------              ------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING

     Basic                                                  67,489,524                13,941,197
                                                          ------------              ------------

     Diluted                                                67,489,524                13,941,197
                                                          ------------              ------------


            The accompanying notes are an integral part of these financial statements.


                                NANOBAC PHARMACEUTICALS INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE PERIODS ENDED DECEMBER 31, 2003 AND 2002

                                       Common          Stock        Preferred          Stock       Additional
                                    ----------------------------   ----------------------------     Paid-in
                                       Shares          Value          Shares           Value        Capital
                                    ------------    ------------   ------------    ------------   ------------

 Balance, February 22, 2002                 --      $       --             --      $       --     $       --


Common stock issued for cash
     upon incorporation               11,373,642          11,374           --              --          363,295

Sale of common stock at $0.10
      to $.20 per share                5,802,240           5,802           --              --          671,198

Common stock issued
      for services at
      $0.10 to $.20 per share            557,083             557           --              --           64,151

Capital contribution                        --              --             --              --           18,000

Issuance of common shares
     pursuant to exchange of
     preacquisition shares             2,250,000       1,116,644        368,815            --       (1,116,644)

Net loss                                    --              --             --              --             --

                                    ------------    ------------   ------------    ------------   ------------
December 31, 2002 Balance             19,982,965       1,134,377        368,815            --             --
                                    ------------    ------------   ------------    ------------   ------------

Conversion of  preferred stock
    to common stock                   16,268,430            --         (368,815)           --

Stock issued for services in
    connection with bankruptcy        23,335,445         399,516        794,569         350,484           --

Stock issues for other services           50,000          30,175           --              --             --

Conversion of stockholder
      loans to shares of common
      stock at $0.20 per share         3,644,000         728,800           --              --             --

Sale of common stock at $0.20
      to $.40 per share                1,690,000         548,000           --              --             --


Common stock issued in
      acquisition of NanobacLabs
      Pharmaceuticals, Inc.           34,998,000       1,392,920           --              --             --

Comprehensive loss:
     Net Loss                               --              --             --              --             --

     Foreign currency translation
          adjustment                        --              --             --              --             --


     Comprehensive loss


                                    ------------    ------------   ------------    ------------   ------------
Balance, December 31, 2003            99,968,840    $  4,233,788        794,569    $    350,484   $       --
                                    ============    ============   ============    ============   ============

Table continues on following page.


                          NANOBAC PHARMACEUTICALS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE PERIODS ENDED DECEMBER 31, 2003 AND 2002 (Continued)

                                                                     Accumulated
                                      Due from                          Other
                                       Option       Accumulated     Comprehensive
                                      Exercise        Deficit           Loss           Total
                                    ------------    ------------    ------------    ------------

 Balance, February 22, 2002         $       --      $       --      $       --      $       --


Common stock issued for cash
     upon incorporation                     --              --              --           374,669

Sale of common stock at $0.10
      to $.20 per share                     --              --              --           677,000

Common stock issued
      for services at
      $0.10 to $.20 per share               --              --              --            64,708

Capital contribution                        --              --              --            18,000

Issuance of common shares
     pursuant to exchange of
     preacquisition shares                  --              --              --              --

Net loss                                    --        (1,475,299)           --        (1,475,299)

                                    ------------    ------------    ------------    ------------
December 31, 2002 Balance                   --        (1,475,299)           --          (340,922)
                                    ------------    ------------    ------------    ------------

Conversion of  preferred stock
    to common stock                         --                                              --

Stock issued for services in
    connection with bankruptcy              --              --              --           750,000

Stock issues for other services             --              --              --            30,175

Conversion of stockholder
      loans to shares of common
      stock at $0.20 per share              --              --              --           728,800

Sale of common stock at $0.20
      to $.40 per share                     --              --              --           548,000


Common stock issued in
      acquisition of NanobacLabs
      Pharmaceuticals, Inc.             (200,000)           --              --         1,192,920

Comprehensive loss:
     Net Loss                               --        (3,699,491)           --        (3,699,491)

     Foreign currency translation
          adjustment                        --              --           (15,638)        (15,638)


                                                                                    ------------
     Comprehensive loss                                                             ($ 3,715,129)
                                                                                    ============

                                    ------------    ------------    ------------    ------------
Balance, December 31, 2003          $   (200,000)   $ (5,174,790)   $    (15,638)   $   (806,156)
                                    ============    ============    ============    ============


           The accompanying notes are an integral part of these financial statements.

                                         F-5 (Continued)

                               NANOBAC PHARMACEUTICALS INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             February 22, 2002
                                                                             Year           (date of inception)
                                                                             ended                through
                                                                       December 31, 2003     December 31, 2002
                                                                       -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                  $(3,699,491)          $(1,475,299)
Adjustments to reconcile net loss to cash
    (used) in operating activities
    Depreciation and amortization                                             181,103                  --
    Loss on disposition of assets                                               7,659
    Common stock issued for services                                          780,175                64,708
    Minority interest in net loss                                              (3,545)                 --
    Net (increase) decrease in assets:
       Accounts receivable                                                      9,125                (5,223)
       Inventory                                                               67,286                  --
       Other assets                                                            78,383                  --
    Net increase (decrease) in liabilities:
       Accounts payable                                                       278,107               263,916
       Accrued expenses                                                       145,876                82,228
                                                                          -----------           -----------
    Total adjustments                                                       1,544,169               405,629
                                                                          -----------           -----------
Net cash flows from operating activities                                   (2,155,322)           (1,069,670)
                                                                          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                               (18,157)                 --
    Security deposits                                                          (2,932)                 --
    Acquisition of subsidiaries, net of cash received                         (81,022)                 --
    Cash received from exercise of stock option in subsidiary                 300,000                  --
                                                                          -----------           -----------
Net cash flows from investing activities                                      197,889                  --
                                                                          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of line of credit, net                                          (36,453)                 --
    Proceeds from stockholder loans                                         1,997,467                  --
    Payment of notes payable                                                 (486,188)                 --
    Proceeds from issuance of common stock                                    548,000             1,069,670
                                                                          -----------           -----------
Net cash flows from financing activities                                    2,022,826             1,069,670
                                                                          -----------           -----------

Effect of exchange rate changes                                               (15,638)                 --

       Net change in cash                                                      49,755                  --
    Cash balance, beginning of period                                            --                    --
                                                                          -----------           -----------
    Cash balance, end of period                                           $    49,755           $      --
                                                                          ===========           ===========


Supplemental disclosures of cash flow information:
    Cash paid for interest expense                                        $    42,934           $      --

Supplemental schedule of non-cash investing and financing activities:
    Common stock issued for the conversion of debt                        $   728,800           $      --
    Common stock issued in acquisition                                    $ 1,392,920           $      --
    Shareholder loan used for acquisition                                 $ 4,071,342           $      --


                The accompanying notes are an integral part of these financial statements.

                                                   F-6

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. Nature of operations and summary of significant accounting polices

Nature of business

Effective June 20, 2003, Nanobac Pharmaceuticals, Incorporated ("NNBP" or the "Company") announced a name change from American Enterprise Corporation ("AMER") to Nanobac Pharmaceuticals, Incorporated. Effective July 21, 2003, Nanobac Pharmaceuticals, Incorporated began trading under the symbol "NNBP."

During June 2003, NNBP acquired a controlling interest of NanobacLabs Pharmaceutical, Inc. ("LABS") and during November 2003, NNBP acquired a controlling interest in Nanobac OY ("OY") - see note 2, "Acquisitions".

As a result of the above acquisitions, NNBP's primary business is the study and development of therapeutic and diagnostic technologies related to the novel plemorphic pathogen known as nanobacterium sanguineum. NNBP has developed therapeutic treatments, for the eradication or reduction of nanobacteria in the human body.

Prior to the above acquisitions, the Company's sole operating subsidiary was HealthCentrics, Inc., a development-stage enterprise formed on February 22, 2002 to organize, develop and market a suite of Web-based medical accounting, billing and management information services to third party billing companies, practice management and healthcare provider organizations. The Company emerged from the development stage in the third quarter of 2003.

During December 2002, NNBP acquired HealthCentrics in exchange for 17.7 million share of stock. After this acquisition, the former shareholders of HealthCentrics owned 99.7% of AMER. Since HealthCentrics is considered the acquirer for accounting and financial reporting purposes, the transaction has been accounted for in accordance with reverse acquisition accounting principles as though it were a recapitalization of NNBP and a sale of shares by HealthCentrics in exchange for the net assets of the Company. The financial statements include the historical results of operations and cash flows of HealthCentrics from inception.

During October 2003, management decided to divest itself of its HealthCentrics business unit (see Note 3).

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that NNBP will continue as a going concern. The Company has incurred recurring losses and has equity and working capital deficiencies at December 31, 2003. The Company is dependent on the continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there are no firm commitments to invest in NNBP. If NNBP is unable to obtain such financing, the business might not attain profitability.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. Nature of operations and summary of significant accounting polices
(continued)

Liquidity and Managements' Plans (continued):

There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations. All material intercompany transactions and balances have been eliminated in consolidation. On June 4, 2003, the Company acquired a majority interest in LABS and on November 11, 2003, the Company acquired 65% of OY (see
Note 2, "Acquisitions"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", NNBP has included in its results of operations for the year ended December 31, 2003, the results of operations of LABS from June 4, 2003 and the results of operations of OY from November 11, 2003.

Revenue Recognition

Sales of the Company's products are recognized when shipped and title has passed. Revenue is recorded net of reserves for estimated discounts and incentives.

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

Financial instruments

The carrying value of NNBP's financial instruments, including cash, accounts receivable, accounts payable, short-term note payable and stockholder loans approximate their fair market values.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventory consists of raw materials for currently marketed products. Inventory is shown net of applicable reserves and allowances.

Fixed Assets

Fixed assets consist of furniture, fixtures, computers and lab equipment and are recorded at cost. Fixed assets are depreciated using the straight-line method over the estimated useful lives of three to seven years.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. Nature of operations and summary of significant accounting polices
(continued)

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets consist of acquired technology rights obtained in the acquisition of LABS and OY (see Note 2). Amortization of intangible assets is provided over the following estimated useful lives on a straight-line basis:

         Patents                           12 years
         Product rights                     5 years

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, but is subject to periodic impairment tests.

Research and development expenses

Research and development expenses are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred.

Income taxes

NNBP records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Net loss per share

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of December 31, 2003 and 2002.

Concentration of credit risk

NNBP has no individual customers which constitute a significant concentration

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. Nature of operations and summary of significant accounting polices
(continued)

Recent accounting pronouncements

In December 2003, the FASB issued Interpretation No. 46, Consolidation of Valuable Interest Entities (Amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. The Company currently has no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which was generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

NanobacLabs Pharmaceuticals, Inc.

On June 4, 2003, NNBP acquired approximately 74.4% of LABS in exchange for 24,400,000 restricted shares of NNBP. From June 5, 2003 through July 21, 2003, NNBP acquired an additional 20.2% of LABS from various stockholders in exchange for 6,598,000 shares of NNBP, bringing its total ownership to 94.6% of LABS.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2. Acquisitions (continued):

NanobacLabs Pharmaceuticals, Inc. (continued):

Two entities ("Minority Stockholders") owned the remaining 5.4% of LABS. These two entities also had options to acquire an additional 5.4% of LABS in exchange for a cash contribution of $500,000 ("Minority Option"), which expired on March 31, 2004. Except for their stock ownership, these Minority Stockholders are not affiliated with the Company. During October 2003, the Minority Stockholders exercised $100,000 of their Minority Option. Simultaneously with this transaction, NNBP agreed to acquire the remaining outstanding shares of LABS from the Minority Stockholders plus the stock issued for the $100,000 Minority Option exercise in exchange for 3,240,000 shares of NNBP. On December 31, 2003, the Minority Stockholders exercised the remaining $400,000 of their Minority Options ($200,000 was collected in 2003 and the remaining $200,000 was collected in 2004). After further negotiations, the Minority shareholders agreed to sell the LABS' stock received for this option exercise in exchange for an additional 2,820,000 shares of NNBP. After the conclusion of these transactions, the total shares due to the Minority Stockholders was 6,060,000 shares of NNBP. The obligation to issue the Minority Stockholders 6,060,000 shares of NNBP was settled by an entity controlled by the Company's Chairman and CEO ("Related Entity"). In exchange for the above settlement on behalf of the Company, the Related Entity was due $4.1 million which is included in shareholder loans at December 31, 2003.

As of December 31, 2003, NNBP owned 100% of LABS and the former stockholders of LABS have received 37,058,000 shares of NNBP (including shares issued by the Related Entity discussed above), which represents approximately 37% of NNBP's common stock outstanding as of December 31, 2003.

The total consideration for LABS was approximately $5.5 million, which included the fair value of NNBP common stock issued, approximately $4.1 million due to funding provided by the entity controlled by the Company's Chairman of the Board as well as direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date

                 Current assets                   $   895,058
                 Investment in OY                     693,778
                 Fixed assets                         113,651
                 Identifiable intangible assets     1,350,000
                 Goodwill                           5,815,393
                 Other assets                          62,500
                 Current liabilities                 (768,280)
                 Note payable                        (486,188)
                 Deferred tax liability            (2,200,000)
                                                  -----------
                                                  $ 5,475,912
                                                  ===========


Acquired identifiable intangible assets consist of product rights for the treatment of nanobacteria. Amortization of this asset commenced as of the acquisition date. Amortization expense for the year ended December 31, 2003 was $157,500.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2. Acquisitions (continued)

Nanobac OY

On September 25, 2002, LABS entered into an agreement to purchase 4,500 shares or 27% of Nanobac OY from three Finnish entities for 11,430 Euros. Nanobac OY is a Finnish company that performs similar research to that of the Company in nanobacteria infection. A separate agreement also required LABS to acquire convertible promissory notes in Nanobac OY in the amount of 686,000 Euros plus interest. The promissory notes had a conversion feature that allows the promissory notes to convert into 17,723 shares of Nanobac OY. The title to the 4,500 shares did not transfer until such time as LABS had fully paid for the convertible promissory notes. The convertible promissory notes had a stated interest of 7.5% until the purchase price had been paid. Until the transaction was completed, the investment was recorded under the cost basis.

On November 11, 2003, NNBP completed the acquisition of Nanobac OY when the final payment was made and the Company exercised the conversion option in the convertible promissory notes. Upon the conclusion of this transaction, the Company owned 65% of OY. The acquisition has been accounted for as a purchase business combination.

The total consideration for OY was $781,196, which included cash payments (made before and after the acquisition of LABS) as well as direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

                  Current assets                   $  37,535
                  Fixed assets                        29,287
                  Identifiable intangible assets     949,643
                  Other assets                         4,732
                  Current liabilities                (11,883)
                  Advances from the Company         (228,118)
                                                   ---------
                                                   $ 781,196
                                                   =========


Acquired identifiable intangible assets primarily are patents related to the discovery of nanobacteria. Amortization of this asset commenced as of the acquisition date. Amortization expense for the year ended December 31, 2003 was $5,426.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2. Acquisitions (continued)

The following unaudited table compares NNBP's reported operating results to pro forma information prepared on the basis that the above acquisitions had taken place at January 1, 2002. In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2002 or 2003 or of future operations of the combined companies under the ownership and management of NNBP.

                                          Year ended December 31,
                                       ------------------------------
                                            2003             2002
                                       -------------    -------------
         As Reported:
              Revenue                  $     482,815    $        --
              Net loss                 $  (3,699,491)   $  (1,475,299)
              Basic loss per share     $       (0.05)   $       (0.11)
              Diluted loss per share   $       (0.05)   $       (0.11)

         Proforma:
              Revenue                  $   1,193,770    $   2,712,366
              Net loss                 $  (5,319,465)   $  (2,229,126)
              Basic loss per share     $       (0.07)   $       (0.16)
              Diluted loss per share   $       (0.07)   $       (0.16)


3. Discontinued Operations

During October 2003, NNBP decided to divest its HealthCentrics business unit to focus exclusively on its nanobacteria business unit. NNBP was unsuccessful in finding a buyer in 2003 for this Business Unit. During March 2004, this business unit was sold to an affiliate of the Chairman and CEO for consideration of $250,000 (a reduction in amounts otherwise owed to the affiliate). NNBP expects to recognize a gain on disposal of approximately $690,000, which will be accounted for as a capital contribution given the related party nature of the arrangement. Summary operating results for the discontinued operations for the periods ended December 31, 2003 and 2002 are as follows:

                                             2003           2002
                                         -----------    -----------

            Revenue                      $    19,970    $    11,555
                                         ===========    ===========

            Loss before income taxes     ($  938,358)   ($1,431,678)
            Provision for income taxes          --             --
                                         -----------    -----------

            Net loss                     ($  938,358)   ($1,431,678)
                                         ===========    ===========

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


4. Fixed Assets

Fixed assets at December 31, 2003 are summarized as follows:

                                                   2003
                                                ---------

                     Computer equipment         $  18,645
                     Computer software             16,666
                     Lab equipment                 43,588
                     Office equipment              25,605
                     Furniture and fixtures        21,728
                     Leasehold improvements        47,385
                                                ---------
                                                  173,617

                     Accumulated Depreciation     (38,358)
                                                ---------
                                                $ 135,259
                                                =========


Depreciation expense for the year ended December 31, 2003 was $18,177.


5. Intangible Assets

Intangible assets as of December 31, 2003 are summarized as follows:

                    Product rights             $ 1,350,000
                    Patents                        949,643
                                               -----------
                                                 2,299,643
                    Accumulated amortization      (162,926)
                                               -----------

                                               $ 2,136,717
                                               ===========


Expected future amortization is summarized as follows:

            Year ending December 31,
            ------------------------
                      2004                              $  349,137
                      2005                                 349,137
                      2006                                 349,137
                      2007                                 349,137
                      2008                                 349,137
                      2009                                  79,137
                      Thereafter                           311,895
                                                        ----------

                                                        $2,136,717
                                                        ==========

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


6. Accrued Expenses

Accrued expenses as of December 31, 2003 are summarized as follows:

                                                        2003
                                                      --------

                  Accrued professional fees           $156,077
                  Accrued royalty                      120,718
                  Accrued payroll and payroll taxes     46,658
                  Employee expense reports              13,018
                  Other                                 31,166
                                                      --------
                                                      $367,637
                                                      ========

7. Short-term note payable:

Short-term note payable consists of unsecured, non-interest bearing advances due on demand.

8. Segment Information

With the disposition of its HealthCentrics business unit (see Note 3), NNBP operates a single business segment.

Virtually all of the Company's operations are within the United States for the years ended December 31, 2003 and 2002. The geographic classification of revenue was based upon the domicile of the entity from which the revenues were earned:

                                            Period ended December 31,
                                            -------------------------
                                                2003         2002
                                             ----------   ----------
            Revenue:
               United States                 $  472,735   $     --
               Foreign countries                 10,080         --
                                             ----------   ----------

                                             $  482,815   $     --
                                             ==========   ==========
            Assets:
               United States                 $5,026,630
               Foreign countries (Finland)    1,017,460
                                             ----------

                                             $6,044,090
                                             ==========

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


9. Income taxes

There was no current or deferred provision or benefit for income taxes for the years ended December 31, 2003 and 2002. The components of deferred tax asset as of December 31, 2003 and 2002 are as follows:

                                                      2003           2002
                                                  -----------    -----------
  Deferred tax asset:
  Net operating loss carryforwards                $ 2,487,000    $   443,000
  Valuation allowance                                (287,000)      (443,000)
  Deferred tax liability (a)                       (2,200,000)
                                                  -----------    -----------

  Deferred tax asset net of valuation allowance   $      --      $      --
                                                  ===========    ===========

(a) Deferred tax liabilities are associated with the acquisition of intangible assets and goodwill.

As of December 31, 2003, the Company had approximately $6.4 million of net operating loss carryovers which expire between 2016 and 2023.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 35% to the loss from continuing operations before income taxes and minority interest:

                                                  2003         2002
                                               ---------    ---------

         Statutory tax benefit                 $ 967,000    $ 443,000
         State taxes, net of federal benefit      72,000         --
         Nondeductible expense for
           common stock issued for Services     (292,000)        --
         Increase in valuation allowance        (715,000)    (443,000)
         Other, net                              (32,000)        --
                                               ---------    ---------

           Provision for taxes                 $    --      $    --
                                               =========    =========


Changes in the valuation allowance during the year were as follows:

                                                   2003           2002
                                               -----------    -----------

      Valuation allowance, beginning of year   ($  443,000)   $         0

      Acquired deferred tax liability            1,237,000              0
      Discontinued operations                     (366,000)      (430,000)
      Increase from continuing operations         (715,000)       (13,000)
                                               -----------    -----------
      Valuation allowance, end of year         ($  287,000)  ($   443,000)
                                               ===========    ===========

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


10. Stockholders' deficit

Preferred stock:

The holder(s) of preferred shares are entitled to receive non-cumulative dividends not to exceed $.10 per share when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding down of the company, either voluntary or involuntary, the holder(s) of each preferred share shall be entitled to be paid on an amount equal to $4.00 per share. In the event that the Company authorizes the redemption of all or any preferred shares, the redemption price shall be $4.30 per share. The preferred shares are convertible at any time into common at the ratio of 44.11 common shares to one preferred share. Holders of preferred shares have a right to cast eight votes per preferred share and the right to elect fifty percent of the authorized members of the board of directors.

Common stock and preferred stock issuances:

Issuances in 2003:

From May 2001 through November 2002, the Company was in bankruptcy. Throughout the bankruptcy proceedings, the Chairman, Secretary and CEO (collectively "NNBP Officers") funded the Company's administrative costs and provided management to the Company. During January 2003, the Company's Board of Directors authorized compensation to these NNBP Officers in the aggregate amount of $750,000 for services rendered during the bankruptcy. Further, the Board of Directors authorized the issuance of stock in satisfaction of the $750,000 liability. The liability was to be settled through the issuance of up to 75 million shares of the Company's stock ($.01 per share fair value at the date of the award). This obligation has been recorded at $750,000 (based on the value at the measurement date) although shares were issued periodically throughout 2003. Certain shares were issued as preferred shares (at an equivalent value based on the conversion ratio of 44.11 per share). Subsequent to December 31, 2003, the number of authorized shares was increased to 250,000,000, at which time the previously issued preferred stock was converted to 35,048,445 shares of Common stock.

As discussed in Note 2, an aggregate 30,998,000 shares were issued in connection with the LABS acquisition. In addition, $159,200 of acquisition costs for LABS relates to an issuance of 4.0 million common shares to an entity controlled by the Chief Executive Officer and Chairman in connection with the facilitation and bridge funding for the acquisition of LABS.

An aggregate of 3,644,000 shares of stock were issued during 2003 in connection with the conversion of $728,800 in related party debt to equity. Stock issued for services in addition to the bankruptcy-related services discussed above aggregated 50,000 shares valued at $30,175.

In addition, the Company sold 1,690,000 shares of stock at prices ranging from $.20 to $.40 for aggregate proceeds of $548,000 and 368,815 shares of preferred stock were converted to 16,268,430 shares of common stock.

             NANOBAC PHARMACEUTICALS, INCRPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


10. Stockholders' deficit (continued)

Common stock and preferred stock issuances (continued):

Issuances in 2002:

During 2002, the Company issued common shares for services: a) 90,000 shares valued at $18,000 ($.20 per share) and b) 467,083 shares valued at $46,708 ($.10 per share).

The Company also issued common shares for cash in the following denominations:
(a) 11,373,642 shares issued during incorporation for $374,669; (b) 4,115,990 shares issued for $399,750 ($.10 per share); (c) 600,000 shares issued for $60,000 ($.10 per share); and (d) 1,086,250 shares issued for $217,250 ($.20 per share)

11. Related Party Transactions:

Stockholder Loan
----------------

An entity controlled by the Chairman and Chief Executive Officer (who are also the largest stockholders of NNBP), has loaned NNBP $1.6 million as of December 31, 2003 to fund the operating cash flow requirements of NNBP. In addition, $4.1 million is due to this same entity in connection with the acquisition of the Minority Stockholders equity interests in the LABS acquisition (see Note 2). These loans bear interest at 5% and are due on demand. Interest expense for the above loans for the year ended December 31, 2003 was $23,703.

Royalty Agreement
-----------------

The Company was a party to a royalty agreement with the former majority owner of LABS who, along with his spouse, owns approximately 24% of NNBP as of December 31, 2003. Under the terms of the royalty agreement, this stockholder would receive an annual fee of $50,000 plus ten percent of gross sales from applicable products. For the year ended, December 31, 2003, $24,000 has been expensed in relation to this royalty agreement. As of December 31, 2003, accrued expenses include approximately $121,000 payable to this stockholder for current and prior royalty agreements. On March 16, 2004, the U.S. Patent Office printed Patent 6,706,290 "Methods for Eradication of Nanobacteria". With the approval of this patent, management believes that the above royalty agreement is not valid and no amounts are due under the above royalty agreement.

Stock Transactions
------------------

Of the 17,732,965 common shares the Company issued to acquire HealthCentrics, Mr. John Stanton, Chief Executive Officer and Chairman of the Board of Directors, directly owned 8,601,299 (through Escape Velocity) or 48.5% and Mr. Chuck Broes, Vice-Chairman of the Board of Directors, owned 2,143,179 (through TB, LLC) or 12.1%. On an equal basis with all other HealthCentrics shareholders of record, Mr. Stanton and Mr. Broes received a share for share exchange in the course of the Company acquiring HealthCentrics.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


11. Related Party Transactions (continued):

MRX - NET.com License Agreement
-------------------------------

The Company had an irrevocable perpetual license agreement with a company affiliated with certain of its directors/shareholders. The license agreement grants an irrevocable, perpetual license for any and all Intellectual Property Rights owned or otherwise assertable by the licensor to use the licensed materials.

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

XBZ Consulting Agreement
------------------------

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

EliteCorp Consulting Agreement
------------------------------

The Company entered into a consulting agreement in 2002 with a company affiliated with certain of its directors/shareholders. This agreement required those services generally performed by a chief executive officer to be provided to the Company by the consulting firm. The fees for these services were $11,000 per month plus expenses approved by the Company in advance, for a term of one year, automatically renewable upon mutual consent of the parties. This agreement was cancelled in 2003.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


11. Related Party Transactions (continued):

Taina Broes Consulting Agreement
--------------------------------

The Company entered into a consulting agreement in July 2002 with an individual affiliated with certain of it directors/shareholders. This agreement required services to be provided by the individual consisting of customer training and deployments, customer support, system testing, and miscellaneous healthcare domain consulting. The fees for these services were $25/hour plus expenses approved by the Company in advance, for a term of one year, automatically renewable upon mutual consent of the parties. This agreement was cancelled in 2003.

Patient Care Technologies Lease
-------------------------------

The Company leased office space from a company affiliated with certain of its directors/shareholders from February 1, 2002 through July 31, 2002 for an amount of $2,124 per month, which is a fair rental value for the space leased.

On July 26, 2002, the Company renewed this lease for a six-month period for the same amount as above. The lease commenced on August 1, 2002 and ends on January 31, 2003. Upon maturity, the term may be extended for additional six-month periods with mutual written consent of both parties. This lease was cancelled in 2003.

12. Commitments

The Company leases certain administrative and laboratory facilities under non-cancelable operating leases that expire through June 2010. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2003:

                Year ending December 31,
                ------------------------

                2004                          $192,099
                2005                           169,109
                2006                           171,931
                2007                           102,748
                2008                            52,765
                2009                            53,900
                2010                            27,235
                                              --------
                                              $769,787
                                              ========

Rental expense on operating leases for the years ended December 31, 2003 and 2002 was $167,000 and $0, respectively.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


13. Subsequent events

On January 26, 2004, NNBP filed Articles of Amendment increasing authorized shares from 100,000,000 to 250,000,000.

During January through March 2004, NNBP acquired the remaining 35% of Nanobac OY in exchange for 10 million shares of common stock valued at $3.8 million. The purchase price will be allocated to intangible assets.

On March 30, 2004, NNBP sold its HealthCentrics business unit to an affiliate controlled by the Chairman and CEO for consideration of $250,000 (see Note 3 - Discontinued Operations).


                NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2003 AND 2002


14. Quarterly Data
                                 Mar 31         Jun 30        Sep 30         Dec 31
                              -----------    -----------    -----------    -----------
2003 Quarter ended
------------------
       Revenue                $         0    $    77,637    $   241,340    $   163,838
       Gross profit           $         0    $    17,174    $    63,932    $    68,587
       Net loss               ($1,234,083)   ($  468,666)   ($  929,230)   ($1,067,512)
      Loss per share:
          Basic               ($     0.03)   ($     0.01)   ($     0.01)   ($     0.01)
          Diluted             ($     0.03)   ($     0.01)   ($     0.01)   ($     0.01)

2002 Quarter ended
------------------
       Revenue                $         0    $         0    $         0    $         0
       Gross profit           $         0    $         0    $         0    $         0
       Net loss               ($   31,301)   ($  572,910)   ($  388,666)   ($  482,422)
      Loss per share:
          Basic               $      0.00    ($     0.05)   ($     0.03)   ($     0.03)



LABS was acquired during June 2003 - See Note 2.

Reconciliation of 2003 Quarterly Data to Forms 10-QSB as filed

                                               Mar 31         Jun 30          Sep 30
                                             -----------    -----------    -----------
Revenue
      Revenue as reported on Form 10Q        $     5,812    $    84,049    $   244,616
      Discontinued operations                     (5,812)        (6,412)        (3,276)
                                             -----------    -----------    -----------

        Revenue per above                    $         0    $    77,637    $   241,340
                                             ===========    ===========    ===========

Gross Profit
      Gross profit as reported on Form 10Q   ($   10,300)   $     3,034    $    38,503
      Discontinued operations                     10,300         14,140         25,429
                                             -----------    -----------    -----------

        Gross profit per above               $         0    $    17,174    $    63,932
                                             ===========    ===========    ===========

Net loss
      Net loss as reported on Form 10Q       ($  595,222)   ($  449,924)   ($  913,780)
      Amortization of intangible assets             --          (18,742)       (90,000)
      Charge or reversal thereof for stock
      issuances to affiliates of officers       (650,000)                       74,550
      Other                                       11,139           --             --
                                             -----------    -----------    -----------
        Net loss per above                   ($1,234,083)   ($  468,666)   ($  929,230)
                                             ===========    ===========    ===========

                                         F-22