Form 10KSB/A
period 2003-12-31
NANOBAC PHARMACEUTICALS INC
filed 2004-03-30
CIK 925894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                  FORM 10-KSB/A

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

                                     PART IV


ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

   (1)   Financial Statements
         ---------------------
The following Financial Statements are included herein:
                                                                          Page
                                                                         Number
                                                                         ------

o    Report of Aidman Piser & Company, Independent Auditors                F-1
o    Report of Baumann, Raymondo & Company, P.A.                           F-2
o    Consolidated Statements of Operations for the year
     ended December 31, 2003 and the period from February 22, 2002
     (date of inception) through December 31, 2002                         F-3
o    Consolidated Balance Sheets at December 31, 2003 and 2002             F-4
o    Consolidated Statements of Stockholders' Equity (Deficit)
     for the year ended December 31, 2003 and the period from
     February 22, 2002 (date of inception) through December 31, 2002       F-5
o    Consolidated Statements of Cash Flows for the year ended
     December 31, 2003 and the period from February 22, 2002
     (date of inception) through December 31, 2002                         F-6
o    Notes to Consolidated Financial Statements                         F-7-F-22


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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 30th day of March, 2004.

                                        Nanobac Pharmaceuticals, Incorporated

                                        By: /s/ Alexander Edwards III
                                            -----------------------------------
                                            Alexander Edwards III
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 2004.


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