Form 10QSB
period 2004-03-31
NANOBAC PHARMACEUTICALS INC
filed 2004-05-17
CIK 925894

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

                          For the Quarter Period Ended
                                 March 31, 2004
                             -----------------------

                      Nanobac Pharmaceuticals, Incorporated
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


      Florida                        0-24696                  59-3248917
      -------                        -------                  ----------
(State or Other Jurisdiction       (Commission             (I.R.S. Employer
      of Incorporation)            File Number)          Identification Number)


        2727 W. Martin Luther King Blvd, Suite 850, Tampa, Florida 33607
        ----------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (813) 264-2241
                                 --------------
              (Registrant's telephone number, including area code)

Former name if changed since last report: Nanobac Pharmaceuticals, Inc.

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

                       Yes [   ]           No [X]

The number of shares issued and outstanding of the Registrant's Common Stock, no par value, as of May 14, 2004 was 149,517,285.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION





Item 1:  Financial Statements


Condensed Consolidated Balance Sheet as of March 31, 2004 (unaudited)
and December 31, 2003                                                       3


Condensed Consolidated Statements of Operations for the three
months ended March 31, 2004 and March 31, 2003 (unaudited)                  4


Condensed Consolidated Statements of Changes in Stockholders'
Equity for the period ended March 31, 2004 (unaudited)                      5


Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2004 and March 31, 2003 (unaudited)                         6


Notes to the Condensed Consolidated Financial Statements                    7


                            NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEET


                                                                          (Unaudited)
                                                                         March 31, 2004       December 31, 2003
                                                                         --------------       -----------------
                                                   ASSETS
CURRENT ASSETS
     Cash                                                                 $     85,784           $     49,755
     Account receivable                                                         16,954                  5,765
     Inventory                                                                  15,722                 16,211
     Other current assets                                                       28,847                 14,880
                                                                          ------------           ------------
        Total current assets                                                   147,307                 86,611
                                                                          ------------           ------------

FIXED ASSETS, less accumulated depreciation                                    135,160                135,259

OTHER ASSETS
     Security deposits                                                          69,957                 70,110
     Intangible assets, less accumulated amortization
        of $310,650                                                          7,726,492              2,136,717
     Goodwill                                                                3,615,393              3,615,393
                                                                          ------------           ------------
        Total other assets                                                  11,411,842              5,822,220
                                                                          ------------           ------------

            TOTAL ASSETS                                                  $ 11,694,309           $  6,044,090
                                                                          ============           ============


                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                     $    254,580           $    752,600
     Accrued expenses                                                          402,789                367,637
     Accrued compensation                                                      189,309                   --
     Short-term note payable                                                    20,000                 90,000
     Stockholder loans                                                       6,658,622              5,640,009
                                                                          ------------           ------------
        Total current liabilities                                            7,525,300              6,850,246


STOCKHOLDERS' DEFICIT
     Common stock, no par value, 250,000,000 shares authorized,
        149,517,285 shares issued and outstanding at March 31, 2004 and 100,000,000 shares authorized and 99,968,840
        shares issued and outstanding at December 31, 2003                  13,633,849              4,233,788
     Preferred stock, no par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2004 and
        794,569 shares issued and outstanding at December 31, 2003                --                  350,484
     Due from option exercise                                                     --                 (200,000)
     Accumulated deficit                                                    (9,454,030)            (5,174,790)
     Accumulated other comprehensive loss                                      (10,810)               (15,638)
                                                                          ------------           ------------
        Total stockholders' deficit                                          4,169,009               (806,156)
                                                                          ------------           ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 11,694,309           $  6,044,090
                                                                          ============           ============


                                 The accompanying notes are an integral part
                                        of these financial statements


                 NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                        Three Months      Three Months
                                                            ended            ended
                                                       March 31, 2004    March 31, 2003
                                                       --------------    --------------

REVENUE                                                 $      32,385    $        --

COST OF REVENUE                                                 7,189             --
                                                        -------------    -------------

GROSS PROFIT                                                   25,196             --
                                                        -------------    -------------

OPERATING EXPENSES
     Sales, general and administrative                      3,534,425          935,446
     Research and development                                 478,325             --
     Depreciation and amortization                            158,113             --
                                                        -------------    -------------
        Total Operating Expenses                            4,170,863          935,446
                                                        -------------    -------------

OPERATING LOSS                                             (4,145,667)        (935,446)

NET OTHER EXPENSES
     Interest expense                                         (82,967)            --
     Other, net                                                 6,662             --
                                                        -------------    -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES                                         (4,221,972)        (935,446)

PROVISION FOR INCOME TAXES                                       --               --
                                                        -------------    -------------


LOSS FROM CONTINUING OPERATIONS                            (4,221,972)        (935,446)

DISCONTINUED OPERATIONS:
     Loss from discontinued operations (no applicable
        income taxes)                                         (57,268)        (298,637)
                                                        -------------    -------------

NET LOSS                                                $  (4,279,240)   $  (1,234,083)
                                                        =============    =============

NET LOSS PER COMMON SHARE

     Basic and Diluted                                  $       (0.03)   $       (0.02)
                                                        -------------    -------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING

     Basic and Diluted                                    140,750,887       58,927,898
                                                        -------------    -------------


                      The accompanying notes are an integral part
                             of these financial statements


                    NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                         (Unaudited)


                                    Common           Stock         Preferred        Stock
                                  ----------------------------   ----------------------------
                                     Shares          Value          Shares          Value
                                  ------------    ------------   ------------    ------------

Balance, January 1, 2004            99,968,840    $  4,233,788        794,569    $    350,484

Conversion of preferred stock
  to common stock                   35,048,445         350,484       (794,569)       (350,484)

Cash received from
  option exercise                         --              --             --              --

Stock issued for services            4,500,000       2,562,750           --              --

Common stock issued in
  acquisition of Nanobac OY         10,000,000       5,737,500           --              --

Capital contribution associated
  with sale of subsidiary to
  affiliate                               --           749,327           --              --

Comprehensive loss:
  Net Loss                                --              --             --              --

  Foreign currency translation
    adjustment                            --              --             --              --


  Comprehensive loss



                                  ------------    ------------   ------------    ------------
Balance, March 31, 2004            149,517,285    $ 13,633,849           --      $       --
                                  ============    ============   ============    ============


Table continues on following page.


                     NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                           FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                    (Unaudited) (Continued)


                                                                   Accumulated
                                    Due from                          Other
                                    Option        Accumulated     Comprehensive
                                    Exercise        Deficit           Loss           Total
                                  ------------    ------------    ------------    ------------

Balance, January 1, 2004          $   (200,000)   $ (5,174,790)   $    (15,638)   $   (806,156)

Conversion of preferred stock
  to common stock                         --              --              --              --

Cash received from
  option exercise                      200,000            --              --           200,000

Stock issued for services                 --              --              --         2,562,750

Common stock issued in
  acquisition of Nanobac OY               --              --              --         5,737,500

Capital contribution associated
  with sale of subsidiary to
  affiliate                               --              --              --           749,327

Comprehensive loss:
  Net Loss                                --        (4,279,240)           --        (4,279,240)

  Foreign currency translation
    adjustment                            --              --             4,828           4,828


                                                                                 ------------
  Comprehensive loss                                                               (4,274,412)
                                                                                 ============


                                  ------------    ------------    ------------    ------------
Balance, March 31, 2004           $       --      $ (9,454,030)   $    (10,810)   $  4,169,009
                                  ============    ============    ============    ============


                          The accompanying notes are an integral part
                                 of these financial statements

                                         5 (Continued)

                            NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                              Three Months         Three Months
                                                                                  ended                ended
                                                                              March 31, 2004       March 31, 2003
                                                                              --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                       $(4,279,240)         $(1,234,083)
Adjustments to reconcile net loss to cash
     flow from operating activities
     Depreciation and amortization                                                 158,113                 --
     Common stock issued for services                                            2,562,750              750,000
     Interest expense added to stockholder loan                                     82,500                 --
     Net (increase) decrease in assets:
        Accounts receivable                                                        (11,189)              (3,587)
        Inventory                                                                      489                 --
        Other assets                                                               (13,967)              (1,290)
     Net increase (decrease) in liabilities:
        Accounts payable                                                           (19,439)               3,021
        Accrued compensation                                                       189,309                 --
        Accrued expenses                                                            55,898              (56,813)
                                                                               -----------          -----------
     Total adjustments                                                           3,004,463              691,331
                                                                               -----------          -----------
Net cash flows from operating activities                                        (1,274,777)            (542,752)
                                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                                    (8,952)                --
     Cash received from exercise of stock option in subsidiary                     200,000                 --
                                                                               -----------          -----------
Net cash flows from investing activities                                           191,048                 --
                                                                               -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from stockholder loans, net                                        1,186,113              542,811
     Payment of notes payable                                                      (70,000)                --
                                                                               -----------          -----------
Net cash flows from financing activities                                         1,116,113              542,811
                                                                               -----------          -----------

Effect of exchange rate changes                                                      3,645                 --

        Net change in cash                                                          36,029                   59
     Cash balance, beginning of period                                              49,755                 --
                                                                               -----------          -----------
     Cash balance, end of period                                               $    85,784          $        59
                                                                               ===========          ===========


Supplemental disclosures of cash flow information:
     Cash paid for interest expense                                            $       467          $      --

Supplemental schedule of non-cash investing and financing activities:
     Common stock issued for acquisition of Intangible assets                  $ 5,737,500          $      --
     Common stock issued for the conversion of debt                            $      --            $   538,800
     Capital contribution associated with sale of subsidiary to affiliate
        Reduction in stockholder loan                                          $   250,000          $      --
        Assumption of accounts payable and accrued expenses                    $   499,327          $      --



                                 The accompanying notes are an integral part
                                        of these financial statements

                                                      6

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


1. Nature of operations and summary of significant accounting polices

Nature of business

Nanobac Pharmaceuticals, Incorporated ("NNBP" or the "Company") announced a name change from Nanobac Pharmaceuticals, Incorporated to Nanobac Life Sciences, Inc. to become effective upon approval by the shareholders. Nanobac Pharmaceuticals, Incorporated trades under the symbol "NNBP."

NNBP's primary business is the study and development of therapeutic and diagnostic technologies related to the novel plemorphic pathogen known as nanobacterium sanguineum. NNBP has developed therapeutic treatments, for the eradication or reduction of nanobacteria in the human body.

Basis of Presentation

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for a full year.

The financial statements for the quarters ended March 31, 2004 and 2003 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 for NNBP as filed in the annual report on Form 10-KSB, which information is included by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that NNBP will continue as a going concern. The Company has incurred recurring losses and has equity and working capital deficiencies at March 31, 2004. The Company is dependent on the continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there are no firm commitments to invest in NNBP.

There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


1. Nature of operations and summary of significant accounting polices
(continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. On June 4, 2003, the Company acquired a majority interest in LABS and on November 11, 2003, the Company acquired a majority interest of OY (see Note 2, "Acquisitions"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", NNBP has included in its results of operations for each period presented, the results of operations of LABS from June 4, 2003 and the results of operations of OY from November 11, 2003.

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

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


1. Nature of operations and summary of significant accounting polices
(continued)

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets consist of acquired technology rights obtained in acquisitions. Amortization of intangible assets is provided over the following estimated useful lives on a straight-line basis:

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

Net loss per share

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of March 31, 2004 and 2003.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

2.  Acquisitions

NanobacLabs Pharmaceuticals, Inc.

On June 4, 2003, NNBP acquired approximately 74.4% of LABS in exchange for 24,400,000 restricted shares of NNBP. From June 5, 2003 through July 21, 2003, NNBP acquired an additional 20.2% of LABS from various stockholders in exchange for 6,598,000 shares of NNBP, bringing its total ownership to 94.6% of LABS.

Two entities ("Minority Stockholders") owned the remaining 5.4% of LABS. These two entities also had options to acquire an additional 5.4% of LABS in exchange for a cash contribution of $500,000 ("Minority Option"), which expired on March 31, 2004. Except for their stock ownership, these Minority Stockholders are not affiliated with the Company. During October 2003, the Minority Stockholders exercised $100,000 of their Minority Option. Simultaneously with this transaction, NNBP agreed to acquire the remaining outstanding shares of LABS from the Minority Stockholders plus the stock issued for the $100,000 Minority Option exercise in exchange for 3,240,000 shares of NNBP. On December 31, 2003, the Minority Stockholders exercised the remaining $400,000 of their Minority Options ($200,000 was collected in 2003 and the remaining $200,000 was collected in 2004). After further negotiations, the Minority shareholders agreed to sell the LABS' stock received for this option exercise in exchange for an additional 2,820,000 shares of NNBP. After the conclusion of these transactions, the total shares due to the Minority Stockholders were 6,060,000 shares of NNBP. The obligation to issue the Minority Stockholders 6,060,000 shares of NNBP was settled by an entity controlled by the Company's Chairman and CEO ("Related Entity"). In exchange for the above settlement on behalf of the Company, the Related Entity was due $4.1 million which is included in shareholder loans at December 31, 2003.

At the conclusion of the above transactions, NNBP owns 100% of LABS. The total consideration for LABS was approximately $5.5 million, which included the fair value of NNBP common stock issued, as well as direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets                                       $   895,058
Investment in OY                                         693,778
Fixed assets                                             113,651
Identifiable intangible assets                         1,350,000
Goodwill                                               3,615,393
Other assets                                              62,500
Current liabilities                                     (768,280)
Note payable                                            (486,188)
                                                     -----------
                                                     $ 5,475,912
                                                     ===========

Acquired identifiable intangible assets consist of product rights for the treatment of nanobacteria. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets. Amortization of this asset commenced as of the acquisition date.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

On November 11, 2003, NNBP completed the acquisition of Nanobac OY when the final payment was made and the Company exercised the conversion option in the convertible promissory notes. Upon the conclusion of this transaction, the Company owned 65% of OY. During January through March 2004, NNBP acquired the remaining 35% of Nanobac OY from Dr. Kajander and Dr. Ciftcioglu ("OY Minority Shareholders"). The purchase price was 10 million shares of NNBP's common stock valued at $5.7 million. An additional $350,000 is payable to the OY Minority Shareholders at the later of two years or when NNBP raises $5 million of capital. In addition, as part of the above agreement, the OY Minority Shareholders agreed to employment agreements with NNBP.
The total consideration to date for OY is $6.5 million, which included cash payments (made before and after the acquisition of LABS), the fair value of NNBP common stock issued, as well as direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets                                         $    37,535
Fixed assets                                                29,287
Identifiable intangible assets                           6,687,243
Other assets                                                 4,732
Current liabilities                                        (11,883)
Advances from Nanobac                                     (228,118)

                                                       -----------
                                                       $  6,518,796
                                                       ===========

The Company has initially allocated $6.7 million to identifiable intangible assets (primarily patents) related to the discovery of nanobacteria. Amortization of this asset commenced as of the acquisition date.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


2.  Acquisitions (continued)

Proforma

The following unaudited table compares NNBP's reported operating results to pro forma information prepared on the basis that the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented:

                                                       Three Months
                                                         March 31,
                                             -----------------------------------
                                                 2004                2003
                                                 ----                ----
As Reported
     Revenue                                 $      32,385        $       --
     Net loss                                $  (4,279,240)       $  (1,234,083)
     Basic loss per share                    $       (0.03)       $       (0.02)
     Diluted loss per share                  $       (0.03)       $       (0.02)

Proforma
      Revenue                                $      32,385        $     438,232
     Net loss                                $  (4,359,165)       $  (1,937,018)
     Basic loss per share                    $       (0.03)       $       (0.02)
     Diluted loss per share                  $       (0.03)       $       (0.02)

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2003 or of future operations of the combined companies under the ownership and management of NNBP.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


3. Discontinued Operations

During October 2003, NNBP decided to divest its HealthCentrics business unit to focus exclusively on its nanobacteria business unit. NNBP was unsuccessful in finding a buyer for this business unit. During March 2004, this business unit was sold to an affiliate of the Chairman and CEO for consideration of $250,000 (a reduction in amounts otherwise owed to the affiliate). NNBP's gain on disposal was $749,326, which is accounted for as a capital contribution given the related party nature of the arrangement. Summary operating results for the discontinued operations for the three months ended March 31, 2004 and 2003 are as follows:

                                                     2004               2003
                                                     ----              ----

Revenue                                            $   5,301          $   4,877
                                                   =========          =========

Loss before income taxes                           ($ 57,268)         ($298,637)
Provision for income taxes                              --                 --
                                                   ---------          ---------

Net loss                                           ($ 57,268)         ($298,637)
                                                   =========          =========

4.   Income taxes

NNBP has accumulated a loss of approximately $6.2 million for income tax purposes, which can be used to offset future taxable income through 2023.

          Estimated future tax benefit                 $   2,400,000
          Valuation allowance                             (2,400,000)
                                                       -------------
          Estimated future tax benefit                 $        --
                                                       =============

5. Stockholders' deficit

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

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


5. Stockholders' deficit (continued)

Common stock:

During January 2004, 4.5 million shares were issued to affiliates of the Company's Chairman and CEO as a bonus associated with the finalization of the bankruptcy. The Company recognized an expense of $2.6 million in connection with this stock issuance which is the approximate fair value of the stock on the issuance date.


6. Related Party Transactions:


Stockholder Loan

An entity controlled by the Chairman and Chief Executive Officer (who are also the largest stockholders of NNBP), has loaned NNBP $6.7 million as of March 31, 2004. These loans bear interest at 5% and are due on demand. Interest expense for the above loans for the three months ended March 31, 2004 was $82,500.


License Agreement
-----------------

During February 2004, NNBP entered into a licensing agreement with Pegasus Worldwide, Inc. ("Pegasus") to market one of NNBP's over the counter products. Affiliates of NNBP's chairman and CEO are creditors of Pegasus. The ownership of Pegasus is independent of NNBP.


Royalty Agreement
-----------------

The Company was a party to a royalty agreement with the former majority owner of LABS who, along with his spouse, owns approximately 24% of NNBP as of December 31, 2003. Under the terms of the royalty agreement, this stockholder would receive an annual fee of $50,000 plus ten percent of gross sales from applicable products. For the three months ended March 31, 2004, $17,000 has been expensed in relation to this royalty agreement. As of March 31, 2004, accrued expenses include approximately $138,000 payable to this stockholder for current and prior royalty agreements. On March 16, 2004, the U.S. Patent Office printed Patent 6,706,290 "Methods for Eradication of Nanobacteria". With the approval of this patent, management believes that the above royalty agreement is not valid and no amounts will ultimately be due under the above royalty agreement.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

With the acquisitions of LABS and OY (see Background) and the disposition of HealthCentrics (see Current Developments), we are exclusively a biolifescience company. Our business is the study and development of therapeutic and diagnostic technologies related to the novel pleomorphic pathogen known as nanobacterium sanguineum ("Nanobacteria"). Our primary purpose is to use our discoveries, science and innovation to dramatically improve people's lives. Our corporate goals are to launch a stream of products that will impact the delivery of healthcare.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Background

Nanobac Pharmaceuticals, Incorporated, (f/k/a Nanobac Pharmaceuticals, Inc.) ("we", "our", "us" the "Company", "AMER", "NNBP") was formed as a Florida corporation during June, 1994. At that time, our corporate name was National Diagnostics, Inc. and through our wholly-owned subsidiaries, we provided diagnostic imaging services through several outpatient centers in Florida. During 1998, we changed our corporate name to American Enterprise.Com, Corp.

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

We acquired 100% of NanobacLabs Pharmaceuticals, Inc. ("LABS") in a series of transactions which is summarized as follows:

                                                 Percentage      Shares of NNBP
                    Date                          Acquired          Exchanged
                    ----                          --------          ---------

                June 4, 2003                        74.4%          24,400,000
     June 5, 2003 through July 21, 2003             20.2%           6,598,000
              October 27, 2003                      5.4%            3,240,000

                                               ------------------------------
                                                   100.0%          34,238,000
                                               ==============================


During November 2003, we acquired 65% of Nanobac OY ("OY"). The remaining 35% was acquired in January 2004 and March 2004 in exchange for 10 million shares of NNBP plus $500,000 to be paid in cash. OY is located in Kuopio, Finland and was created in partnership with the Finnish government. Prior to the acquisition, Nanobac OY provided scientific research and diagnostic technology for nanobacteria. Nanobac OY holds US and EU patents for methods for eradication of nanobacteria [US Patent application No. 09/347,189 US printed expected in Feb 2004; EP 1094711].

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Current Developments

Disposition of HealthCentrics - Pursuant to a Share Purchase Agreement dated March 30, 2004, we agreed to sell our entire interest in HealthCentrics, Inc. to Escape Velocity of Tampa Bay, Inc. ("Escape Velocity") in exchange for consideration of $250,000. We decided in October 2003 to divest our HealthCentrics Business Unit to focus exclusively on the development of our Nanobac business unit. We actively searched for a buyer of our HealthCentrics business unit since October 2003 without success.

Escape Velocity is an affiliate of NNBP as it is controlled by our Chairman and CEO. The consideration to be paid by Escape Velocity will be in the form of a reduction of its loan currently due from NNBP. We believe that the sale price of $250,000 is an arm's length transaction. At December 31, 2003, the book value of HealthCentrics' assets was less than $10,000 (primarily cash and receivables), while HealthCentrics liabilities to non-affiliates were approximately $500,000 (primarily accounts payable and accrued expenses). As a result of the above transaction, we realized a one-time gain of approximately $750,000. Given the related party nature of the transaction, the gain is treated as a capital contribution in 2004.

Acquisition of Minority Interest of Nanobac OY -Pursuant to a Closing Agreement dated November 5, 2003, we acquired 65% of OY. During 2004, we entered into the following employment agreements, which included provisions to acquire the remaining 35% of OY in exchange for 10 million shares of NNBP valued at $5.7 million:

     o Executive Employment Agreement between Nanobac Pharmaceuticals, Inc., and E. Olavi Kajander, MD, PhD, an individual dated January 15, 2004.

     o Executive Employment Agreement between Nanobac Pharmaceuticals, Inc. and Neva Ciftcioglu, PhD, an individual dated March 31, 2004.

An additional $350,000 is payable to the sellers at the later of two years or when NNBP raises $5 million of capital. The issuance of the above shares is included in our stockholder's deficit as of March 31, 2004. Upon the conclusion of the above transaction, we own 100% of OY.

Valuation of LABS - During the three months ended March 31, 2004, we completed our valuation of LABS. As a result, we reduced goodwill and deferred tax liability by $2.2 million from the balances reported at December 31, 2003. This reduction is based on the availability of net operating loss carryforwards offsetting the impact of deferred tax liabilities related to the acquisition of identifiable intangible assets.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stock Issuances to Officers - From May 2001 through November 2002, the Company was in bankruptcy. Throughout bankruptcy, the Chairman, Secretary and CEO (collectively "NNBP Officers") funded the Company's administrative costs and provided management to the Company. During 2003, the Board of Directors authorized the issuance of stock in satisfaction of the $750,000 liability. The liability was to be settled through the issuance of up to 75.0 million shares of the Company's stock. The 75.0 million shares were based on the $750,000 at the then value of the stock ($.01 per share average price during the bankruptcy period). This obligation has been recorded at $750,000 (based on the value at the measurement date) although shares were issued periodically throughout 2003. Certain shares were issued as preferred shares (at an equivalent value based on the conversion ratio of $44.11 per share) as the authorized shares of the Company did not permit such issuance. During 2004, the number of authorized shares was increased to 250,000,000, at which time preferred stock was converted to 35,048,445 shares of Common stock.

During January 2004, 4.5 million shares were issued to affiliates of our Company's Chairman and CEO as a bonus associated with the finalization of the bankruptcy. We recognized an expense of $2.6 million in connection with this stock issuance which is the approximate fair value of the stock on the issuance date.

Change of Name - We announced a name change from Nanobac Pharmaceuticals, Incorporated to Nanobac Life Sciences, Inc. to become effective upon approval by the shareholders. Results of Operation The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.
                                        -----------------------------------
                                               Three Months ended
                                        -----------------------------------
                                              2004              2003
                                              ----              ----

 Revenue                                     $32,385             $0      NM
 Cost of revenue                              $7,189             $0      NM

                                        ---------------------------
    Gross Profit                              25,196              0      NM
    Gross Profit percentage                      78%

 Selling, general and administrative       3,534,425        935,446    278%
 Research and development                    478,325              0      NM
 Depreciation and amortization               158,113              0      NM

                                        ---------------------------
    Operating loss                       (4,145,667)      (935,446)    343%

 Other income (Expense)                     (76,305)              0      NM
 Discontinued Operations                    (57,268)      (298,637)    -81%

                                        ---------------------------
    Net loss                            ($4,279,240)   ($1,234,083)    247%
                                        ===========================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three months ended March 31, 2004 is summarized as follows:

            License revenue                             $  16,875
            Diagnostic products                            13,700
            Other revenue                                   1,810
                                                        ---------

                                                        $  32,385
                                                        =========

During December 2003, we voluntarily discontinued offering NanobacTX(TM), which accounted for approximately 80% of our revenue for the year ended December 31, 2003. Accordingly, our revenue for the first quarter of 2004 was significantly reduced from the level experienced in the last three quarters of 2003. During February 2004, we licensed an over the counter product that is similar to Nanobac TX except that tetracycline (prescription drug component in Nanobac TX) has been removed from the product we are licensing. While we anticipate that the license revenue from this new product will replace the revenue we lost from discontinuance of Nanobac TX, we are not able to determine if this will actually occur during 2004. We are also in the process of accelerating our research and developing new products for better patient acceptance and compliance with governmental regulations.

There was no revenue for the three months ended March 31, 2003 as LABS and OY were acquired after March 31, 2003 and HealthCentrics' revenue is included in "Discontinued Operations".

Cost of revenue

Cost of revenue was 22% of revenue for the three months ended March 31, 2004. There were no direct costs associated with license revenue. Excluding license revenue, cost of revenue was 46% of revenue.

There was no cost of revenue for the three months ended March 31, 2003 as LABS and OY were acquired after March 31, 2003 and HealthCentrics' cost of revenue is included in "Discontinued Operations".

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses include payroll, travel, facility rental, insurance, professional fees and public company expenses (primarily professional fees and investor relations costs).

SG&A expenses for the three months ended March 31, 2003 include a $750,000 charge for stock issuances to our officers associated with services performed during the period of the bankruptcy. SG&A expenses for the three months ended March 31, 2004 include a $2.6 million charge for stock issuances to our officers and $150,000 of signing bonuses with the execution of employment agreements for key scientific personnel. Excluding these one-time charges, SG&A expenses increased $636,000 for the three months ended March 31, 2004 compared to 2003. This increase reflects SG&A expenses for LABS and OY which were acquired subsequent to March 31, 2003. SG&A expenses for HealthCentrics are included in "Discontinued Operations".

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Research and Development

Research and development ("R&D") expenses were approximately $478,000 for the three months ended March 31, 2004. R&D expenses include payroll, medical director fees, patent costs and research studies.

There were no R&D expenses for the three months ended March 31, 2003 as LABS and OY were acquired subsequent to March 31, 2003. R&D expenses for HealthCentrics are included in "Discontinued Operations"

We intend to continue to expand our R&D investment in the coming year. We have announced two epidemiological research studies on nanobacteria that we are conducting with Stephen E. Epstein, MD, Director of the Cardiovascular Research Institute, Washington Hospital Center, Washington, D.C. and E. Olavi Kajander, MD, Phd, Director of research and science for NNBP in Finland and the United States.


Depreciation and amortization

Depreciation and amortization for are related to the June 2003 and November 2003 acquisitions of LABS and OY. Depreciation and amortization for the three months ended March 31, 2004 is summarized as follows:

            Amortization of patents                               $  67,500
            Amortization of product rights                           80,224
            Depreciation of property and equipment                   10,389
                                                                  ---------

                       Total                                      $ 158,113
                                                                  =========

Other income (expense)

Other income (expense) includes $82,500 of interest expense on the stockholder loan offset by $6,300 of foreign currency gain.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended March 31, 2004 was $4.1 million compared to $935,000 for the three months ended March 31, 2003. Excluding one-time charges for stock issuances to our officers of $2.6 million and $150,000 of signing bonuses for the quarter ended March 31, 2004 and $750,000 for the quarter ended March 31, 2003, our net loss from continuing operations was $1.6 million for the quarter ended March 31, 2004 and $185,000 for the quarter ended March 31, 2003.

We are experiencing significant losses as we conduct research and development related to nanobacteria and launch our products and services. We believe it will take several months before we will earn meaningful revenue to offset our expenses and there is no assurance that we will be able to accomplish this goal. As a result of the losses, we are dependent on our Chairman, CEO and other investors to provide sufficient cash flow to fund our operations.

Discontinued Operations

During October 2003, we decided to divest our HealthCentrics' business unit to focus exclusively on our nanobacteria business unit. We were unsuccessful in finding a buyer in 2003 for this Business Unit. During March 2004, this business unit was sold to an affiliate of the Chairman and CEO for consideration of $250,000 plus assumption of net liabilities of approximately $499,000. Our gain on disposal of approximately $749,000 is accounted for as a capital contribution given the related party nature of the arrangement.

As a result of our decision to dispose of the HealthCentrics business unit, the operations of HealthCentrics are retroactively removed from continuing operations and disclosed as a single line item on the statements of operations. The loss from discontinued operations for the three months ended March 31, 2004 and 2003 is summarized as follows:


                                                2004             2003
                                                ----             ----

      Revenue                                   $5,301          $4,877
      Cost of revenue                            9,208           7,499

                                            ---------------------------
        Gross profit (loss)                     (3,907)         (2,622)

      Selling, general & administrative         53,361         206,491
      Research and development                   -              89,524

                                            ---------------------------
        Net loss                             ($ 57,268)      ($ 298,637)
                                            ===========================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources

Since emerging from Chapter 11, we have financed our activities primarily from advances from affiliates of our Chairman and CEO, and from other shareholders, and from private placements of NNBP's common stock. As of March 31, 2004 the stockholder loan was approximately $6.7 million, which is due to Escape Velocity, an affiliate of our Chairman and CEO.

As of March 31, 2004, we had total assets of $11.7 million of which $147,000 were current assets. At March 31, 2004, we had total current liabilities of $7.5 million, a working capital deficit of $7.4 million and a retained deficit of $9.3 million.

Net cash used in operations was $1.3 million for the three months ended March 31, 2004. The negative cash flow from operations reflects the $4.3 million net loss for the period offset by the non-cash charge of $2.6 million for common stock issued to our affiliates of our officers, depreciation and amortization of approximately $157,000 and an increase in current liabilities of approximately 308,000.

Net cash provided by investing activities was approximately $191,000 for the three months ended March 31, 2004, which reflects the receipt of $200,000 from the exercise of the Minority Options in LABS by the Minority Stockholders offset by our purchase of fixed assets of approximately $9,000.

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2004. This primarily reflects net advances from stockholder loans of $1.2 million offset by a $70,000 payment of a note payable.

We are dependent on raising additional funding necessary to implement its business plan as outlined above. Should we not be successful in raising cash from our Chairman and CEO and other investors, we are unlikely to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51" ("FIN 46"). FIN 46 was revised with FIN 46(R) in December 2003. It requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The Company has reviewed the applicability of FIN 46(R) and does not currently have any entities that require consolidation under this pronouncement.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by NNBP or any other person that the objectives or plans of NNBP will be achieved. NNBP may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; NNBP may be unable to retain existing key management personnel; NNBP's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in NNBP's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) achieving meaningful revenue growth to offset our expenses and (ii) accurately forecasting capital expenditures and (iii) obtaining new sources of external financing and (iv) conducting successful clinical trials supporting Dr. Kajander's theories that the human body does not recognize nanobacteria as harmful, and accordingly, nanobacteria could be the cause of pathological disease causing calcification found in multiple diseases. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause NNBP to alter its capital expenditure or other budgets, which may in turn affect NNBP's financial position and results of operations.

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

Reliance on our Chairman of the Board, Chief Executive Officer and Majority Shareholder; Possible Future Dilution

We have limited working capital and are primarily relying upon borrowed funds to operate. The operations of Nanobac are generating a financial and cash loss. Throughout 2004 and 2003, affiliates of our Chairman of the Board, Chief Executive Officer and major shareholders, Mr. John Stanton and Mr. Alexander Edwards III, have provided our capital needs through loans to both of these business segments. While our Chairman and CEO continue to provide for the majority of our capital requirements, they are under no obligation to continue such financing and/or strategic guidance. In the event our Chairman and CEO should discontinue his support, we may have difficulty in continuing our operations. In such an event, shareholders could lose their investment in its entirety. Historically, our Chairman and CEO have provided capital to us on a demand debt basis after which they may convert debt into shares of our common stock. If, in the future we require additional capital, our Chairman and CEO may contribute some or all of our requirements. We anticipate that as a part of any such loan, our Chairman and CEO would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require our Chairman and CEO's support, shareholders may experience dilution. At present, we do not maintain key man insurance for our Chairman and CEO.

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

Federal Food and Drug Administration

Some or all of our products may be governed by rules and regulations established by the United States Food and Drug Administration ("FDA"). Changes in FDA regulations and the enforcement thereof may affect our biolife science business.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of March 31, 2004, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2: Changes in Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c)
     o During January 2004, 794,569 shares of preferred stock were converted into 35,048,445 shares of common stock in accordance with the terms of the preferred stock.

     o During January 2004, 4,500,000 shares of common stock were issued to affiliates of our Chairman and CEO pursuant to Section 6.3 of the bankruptcy plan. A compensation charge of $2.6 million was recorded in connection with this stock issuance.

     o During January 2004 and March 2004, NNBP agreed to issue 10,000,000 shares of common stock for the remaining 35% ownership interest of Nanobac OY.

(d)  Not Applicable

Item 3: Defaults upon Senior Securities

     None.

Item 4: Submission of Matters to a Vote of Security Holders

On January 26, 2004, NNBP filed Articles of Amendment increasing authorized shares from 100,000,000 to 250,000,000 with the consent of the major stockholders.

Item 5: Other Information

     None

Item 6: Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

         Exhibit 31.1 - Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer


         Exhibit 31.2 - Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

         Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

         Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

     (b) Reports on Form 8-K

         The Registrant filed a report on Form 8-K on February 2, 2004 under
         Item 4 disclosing a change in auditors.

         The Registrant filed a report on Form 8-K on February 6, 2004 under
         Item 5 disclosing new officers and directors of the Registrant.

         The Registrant filed a report on Form 8-K on April 2, 2004 under Item 2 announcing its disposition of HealthCentrics.

         The Registrant filed a report on Form 8-K on April 2, 2004 under Item 2 announcing the acquisition of the remaining 35% of Nanobac OY and the disclosure of employment agreements with key employees.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 17, 2004                 NANOBAC PHARMACEUTICALS, INCORPORATED



                                        By: /s/ Alex H. Edwards III
                                        ---------------------------------------
                                        Alex H. Edwards III, President and Chief
                                        Executive Officer

                      Nanobac Pharmaceuticals, Incorporated


EXHIBIT INDEX



EXHIBIT
NUMBER                          DESCRIPTION
---------                      -------------


31.1     Certification to Section 302 of the Sarbanes-Oxley Act
            of 2002 - Chief Executive Officer

31.2     Certification to Section 302 of the Sarbanes-Oxley Act
            of 2002 - Chief Financial Officer

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer