Form 10QSB
period 2004-06-30
NANOBAC PHARMACEUTICALS INC
filed 2004-08-12
CIK 925894

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

                          For the Quarter Period Ended
                                  June 30, 2004
                             -----------------------

                      Nanobac Pharmaceuticals, Incorporated
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                    0-24696                 59-3248917
 ---------------------------       ---------------         --------------------
(State or Other Jurisdiction      (Commission File        (I.R.S. Employer
      of Incorporation)                Number)            Identification Number)


        2727 W. Martin Luther King Blvd, Suite 850, Tampa, Florida 33607
                -------------------------------------  ---------
               (Address of Principal Executive Office) (Zip Code)

                                 (813) 264-2241
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

                       Yes [   ]           No [X]


The number of shares issued and outstanding of the Registrant's Common Stock, no par value, as of August 12, 2004 was 149,517,285.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION





Item 1:  Financial Statements


Condensed Consolidated Balance Sheet as of June 30, 2004 (unaudited)
and December 31, 2003                                                      3


Condensed Consolidated Statements of Operations for the three and six
months ended June 30, 2004 and June 30, 2003 (unaudited)                   4


Condensed Consolidated Statements of Changes in Stockholders'
Equity for the period ended June 30, 2004 (unaudited)                      5


Condensed Consolidated Statements of Cash Flows for the three and
six months ended June 30, 2004 and June 30, 2003 (unaudited)               6


Notes to the Condensed Consolidated Financial Statements                   7



                      NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEET


                                                                     (Unaudited)
                                                                       June 30,      December 31,
                                                                         2004            2003
                                                                     ------------    ------------

                                              ASSETS
CURRENT ASSETS
     Cash                                                            $     27,160    $     49,755
     Account receivable                                                    14,199           5,765
     Inventory                                                             15,605          16,211
     Prepaid expenses                                                      15,884          14,880
                                                                     ------------    ------------
        Total current assets                                               72,848          86,611
                                                                     ------------    ------------

FIXED ASSETS, less accumulated depreciation
        of $59,114                                                        142,254         135,259

OTHER ASSETS
     Security deposits                                                     69,920          70,110
     Intangible assets, less accumulated amortization
        of $509,364                                                     7,528,678       2,136,717
     Goodwill                                                           3,615,393       3,615,393
                                                                     ------------    ------------
        Total other assets                                             11,213,991       5,822,220
                                                                     ------------    ------------

            TOTAL ASSETS                                             $ 11,429,093    $  6,044,090
                                                                     ============    ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                $    664,102    $    752,600
     Accrued compensation                                                 366,207          46,658
     Accrued expenses                                                     350,143         320,979
     Short-term note payable                                               73,600          90,000
     Other Liabilities                                                     14,138            --
     Stockholder loans                                                  7,174,972       5,640,009
                                                                     ------------    ------------
        Total current liabilities                                       8,643,162       6,850,246

CONTINGENCY (Note 2)                                                         --              --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value, 250,000,000 shares authorized,
        149,517,285 shares issued and outstanding at June 30, 2004 and 100,000,000 shares authorized and 99,968,840
        shares issued and outstanding at December 31, 2003             13,633,849       4,233,788
     Preferred stock, no par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2004 and
        794,569 shares issued and outstanding at December 31, 2003           --           350,484
     Due from option exercise                                                --          (200,000)
     Accumulated deficit                                              (10,838,269)     (5,174,790)
     Accumulated other comprehensive loss                                  (9,649)        (15,638)
                                                                     ------------    ------------
        Total stockholders' equity (deficit)                            2,785,931        (806,156)
                                                                     ------------    ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $ 11,429,093    $  6,044,090
                                                                     ============    ============


                           The accompanying notes are an integral part
                                  of these financial statements

                                                 3



                             NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                             Three Months     Three Months      Six Months       Six Months
                                                 ended            ended            ended            ended
                                                June 30,         June 30,         June 30,         June 30,
                                                  2004             2003             2004             2003
                                             -------------    -------------    -------------    -------------
REVENUE                                      $      73,564    $      77,637    $     105,949    $      77,637

COST OF REVENUE                                     13,616           60,463           20,805           60,463
                                             -------------    -------------    -------------    -------------

GROSS PROFIT                                        59,948           17,174           85,144           17,174
                                             -------------    -------------    -------------    -------------

OPERATING EXPENSES
     Sales, general and administrative             508,837          140,822        4,043,262        1,076,268
     Research and development                      637,841           21,731        1,116,166           21,731
     Depreciation and amortization                 210,426           21,129          368,539           21,129
                                             -------------    -------------    -------------    -------------
        Total Operating Expenses                 1,347,104          183,682        5,527,967        1,119,128
                                             -------------    -------------    -------------    -------------

OPERATING LOSS                                  (1,297,156)        (166,508)      (5,442,823)      (1,101,954)

NET OTHER EXPENSES
     Interest expense                              (85,751)          (3,380)        (168,718)          (3,380)
     Other, net                                     (1,332)           3,657            5,330            3,657
                                             -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                       (1,384,238)        (166,231)      (5,606,211)      (1,101,677)

PROVISION FOR INCOME TAXES                            --               --               --               --
                                             -------------    -------------    -------------    -------------


LOSS FROM CONTINUING OPERATIONS                 (1,384,238)        (166,231)      (5,606,211)      (1,101,677)

DISCONTINUED OPERATIONS:
     Loss from discontinued operations (no
        applicable income taxes)                      --           (302,435)         (57,268)        (601,072)
                                             -------------    -------------    -------------    -------------

NET LOSS                                     $  (1,384,238)   $    (468,666)   $  (5,663,479)   $  (1,702,749)
                                             =============    =============    =============    =============


LOSS FROM CONTINUING OPERATIONS
     PER COMMON SHARE
     Basic and Diluted                       $       (0.01)   $       (0.00)   $       (0.04)   $       (0.02)
                                             -------------    -------------    -------------    -------------

NET LOSS PER COMMON SHARE
     Basic and Diluted                       $       (0.01)   $       (0.01)   $       (0.04)   $       (0.03)
                                             -------------    -------------    -------------    -------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     Basic and Diluted                         149,517,285       70,010,016      145,134,086       64,946,615
                                             -------------    -------------    -------------    -------------


                                  The accompanying notes are an integral part
                                         of these financial statements

                                                      4



                     NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                            FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                          (Unaudited)




                                      Common          Stock         Preferred        Stock
                                   ----------------------------   ----------------------------
                                      Shares          Value          Shares          Value
                                   ------------   ------------   ------------    ------------
Balance, January 1, 2004             99,968,840   $  4,233,788        794,569    $    350,484

Conversion of  preferred stock
       to common stock               35,048,445        350,484       (794,569)       (350,484)

Cash received from
      option exercise                      --             --             --              --

Stock issued for services             4,500,000      2,562,750           --              --

Common stock issued in
      acquisition of Nanobac OY      10,000,000      5,737,500           --              --

Capital contribution associated
      with sale of subsidiary to
      affiliate                            --          749,327           --              --

Comprehensive loss:
       Net Loss                            --             --             --              --

  Foreign currency translation
       adjustment                          --             --             --              --


  Comprehensive loss                       --             --             --              --


                                   ------------   ------------   ------------    ------------
Balance, June 30, 2004              149,517,285   $ 13,633,849           --      $       --
                                   ============   ============   ============    ============

                                              5



                      NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                     (Unaudited)(Continued)



                                                                    Accumulated
                                     Due from                          Other
                                      Option       Accumulated     Comprehensive
                                     Exercise        Deficit           Loss           Total
                                   ------------    ------------    ------------    ------------
Balance, January 1, 2004           $   (200,000)   $ (5,174,790)   $    (15,638)   $   (806,156)

Conversion of  preferred stock
       to common stock                     --              --              --              --

Cash received from
      option exercise                   200,000            --              --           200,000

Stock issued for services                  --              --              --         2,562,750

Common stock issued in
      acquisition of Nanobac OY            --              --              --         5,737,500

Capital contribution associated
      with sale of subsidiary to
      affiliate                            --              --              --           749,327

Comprehensive loss:
       Net Loss                            --        (5,663,479)           --        (5,663,479)

  Foreign currency translation
       adjustment                          --              --             5,989           5,989


                                                                                   ------------
  Comprehensive loss                       --              --              --        (5,657,490)

                                                                                   ============

                                   ------------    ------------    ------------    ------------
Balance, June 30, 2004             $       --      $(10,838,269)   $     (9,649)   $  2,785,931
                                   ============    ============    ============    ============


                           The accompanying notes are an integral part
                                  of these financial statements

                                            5(Con't)



              NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                           Six Months     Six Months
                                                                              ended          ended
                                                                             June 30,       June 30,
                                                                              2004           2003
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                   $(5,663,479)   $(1,702,749)
Adjustments to reconcile net loss to cash
  flow from operating activities:
    Depreciation and amortization                                              368,539         21,129
    Common stock issued for services                                         2,562,750        750,000
    Minority interest in net loss                                                 --           (3,599)
    Interest expense added to stockholder loan                                 167,262           --
    Net (increase) decrease in assets:
       Accounts receivable                                                      (8,434)            34
       Inventory                                                                   606             58
       Other assets                                                             (1,005)        28,708
    Net increase (decrease) in liabilities:
       Accounts payable                                                        390,083        101,761
       Accrued compensation                                                    319,549           --
       Accrued expenses                                                         49,910        (46,470)
       Deferred revenue                                                         14,138           --
                                                                           -----------    -----------
    Total adjustments                                                        3,863,398        851,621
                                                                           -----------    -----------
Net cash flows from operating activities                                    (1,800,081)      (851,128)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                                (27,751)          --
    Acquisition of subsidiary, net of cash received                               (900)       120,509
    Cash received from exercise of stock option in subsidiary                  200,000           --
                                                                           -----------    -----------
Net cash flows from investing activities                                       171,349        120,509
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from line of credit, net                                             --           14,954
    Proceeds from issuance of common stock                                        --          359,000
    Proceeds from stockholder loans, net                                     1,617,701        440,269
    Payment of notes payable, net                                              (16,400)          --
                                                                           -----------    -----------
Net cash flows from financing activities                                     1,601,301        814,223
                                                                           -----------    -----------

Effect of exchange rate changes                                                  4,835           --

       Net change in cash                                                      (22,595)        83,604
    Cash balance, beginning of period                                           49,755           --
                                                                           -----------    -----------
    Cash balance, end of period                                            $    27,160    $    83,604
                                                                           ===========    ===========


Supplemental disclosures of cash flow information:
    Cash paid for interest expense                                         $     1,456    $     3,676

Supplemental schedule of non-cash investing and financing activities:
    Common stock issued in acquisition                                     $ 5,737,500    $ 1,130,320
    Common stock issued for the conversion of debt                         $      --      $   369,800
    Capital contribution associated with sale of subsidiary to affiliate
       Reduction in stockholder loan                                       $   250,000    $      --
       Assumption of accounts payable and accrued expenses                 $   499,327    $      --


                              The accompanying notes are an integral part
                                     of these financial statements

                                                    6

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


1. Nature of operations and summary of significant accounting polices

Nature of business

Nanobac Pharmaceuticals, Incorporated ("NNBP" or the "Company") announced a name change from Nanobac Pharmaceuticals, Incorporated to Nanobac Life Sciences, Inc., to become effective upon approval by the shareholders. Nanobac Pharmaceuticals, Incorporated trades under the symbol "NNBP."

NNBP's primary business is the study and development of therapeutic and diagnostic technologies related to nanobacterium sanguineum ("Nanobacteria"). Nanobacteria are believed to be small (10,000 to 100,000 times smaller than typical bacteria), slowly growing bacterium that can be found in human blood, kidney stones and arterial wall plaques.

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results for a full year.

The financial statements for the periods ended June 30, 2004 and 2003 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 for NNBP as filed in the annual report on Form 10-KSB, which information is included by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that NNBP will continue as a going concern. The Company has incurred recurring losses and has equity and working capital deficiencies at June 30, 2004. The Company is dependent on the continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there are no firm commitments to invest in NNBP.

There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

Revenue Recognition

Sales of the Company's products are recognized when shipped and title has passed. Revenue is recorded net of reserves for estimated discounts.

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



             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

Net loss per share

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of and for the periods ended June 30, 2004 and 2003.

Loss per share for the three and six months ended June 30, 2004 and 2003 is summarized as follows:

                                           Three Months     Three Months        Six Months        Six Months
                                              ended             ended             ended             ended
                                          June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                          -------------     -------------     -------------     -------------
Loss from continuing operations
 per common share                                ($0.01)            $0.00            ($0.04)           ($0.02)

Discontinued operations
 per common share                                  0.00             (0.01)             0.00             (0.01)

                                          -------------     -------------     -------------     -------------
Net loss per common share                        ($0.01)           ($0.01)           ($0.04)           ($0.03)
                                          =============     =============     =============     =============

                                                       9

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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


2.  Acquisitions

NanobacLabs Pharmaceuticals, Inc.

On June 4, 2003, NNBP acquired approximately 74.4% of LABS in exchange for 24,400,000 restricted shares of NNBP. From June 5, 2003 through December 31, 2003, NNBP acquired the remaining 25.6% of LABS from various stockholders in exchange for 6,598,000 restricted shares and additional consideration of $4.1 million.

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

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


2.   Acquisitions (continued)

Nanobac OY

Nanobac OY is a Finnish company that performs similar research to that of the Company in nanobacteria infection. On September 25, 2002, LABS entered into an agreement to purchase 27% of Nanobac OY stock from three Finnish entities for 11,430 Euros. A separate agreement also required LABS to acquire convertible promissory notes in Nanobac OY in the amount of 686,000 Euros plus interest. On November 11, 2003, NNBP completed the acquisition of Nanobac OY when the final payment was made and the Company exercised the conversion option in the convertible promissory notes. Upon the conclusion of this transaction, the Company owned 65% of OY. During January through March 2004, NNBP acquired the remaining 35% of Nanobac OY from Dr. Kajander and Dr. Ciftcioglu ("OY Minority Shareholders"). The purchase price was 10 million shares of NNBP's common stock valued at $5.7 million. An additional $350,000 is payable to the OY Minority Shareholders at the later of two years or when NNBP raises $5 million of capital. In addition, as part of the above agreement, the OY Minority Shareholders agreed to employment agreements with NNBP.
The total consideration to date for OY is $6.5 million, which included cash payments (made before and after the acquisition of LABS), the fair value of NNBP common stock issued, as well as direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

                                                         ------------
                                                          $ 6,518,796
                                                         ============

Acquired identifiable intangible assets consist of patents for the detection and treatment of Nanobacteria. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets. Amortization of this asset commenced as of the acquisition date.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


2.  Acquisitions (continued)

Proforma

The following unaudited table compares NNBP's reported operating results to pro forma information prepared on the basis that the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented:

                                                Six months ended June 30,
                                           ---------------------------------
                                               2004                  2003
                                               ----                  ----
As Reported
     Revenue                               $   105,949           $    77,637
     Net loss                              $(5,663,479)          $(1,702,749)
     Basic loss per share                  $     (0.04)          $     (0.03)
     Diluted loss per share                $     (0.04)          $     (0.03)

Proforma
     Revenue                               $   105,949           $   751,321
     Net loss                              $(5,714,468)          $(3,233,444)
     Basic loss per share                  $     (0.04)          $     (0.03)
     Diluted loss per share                $     (0.04)          $     (0.03)

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period presented or of future operations of the combined companies under the ownership and management of NNBP.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


3.   Discontinued Operations

During October 2003, NNBP decided to divest its HealthCentrics business unit to focus exclusively on its nanobacteria business unit. NNBP was unsuccessful in finding a buyer for this business unit. During March 2004, this business unit was sold to an affiliate of the Chairman and CEO for consideration of $250,000 (a reduction in amounts otherwise owed to the affiliate). NNBP's gain on disposal was $749,326, which is accounted for as a capital contribution given the related party nature of the arrangement. Summary operating results for the discontinued operations for the six months ended June 30, 2004 and 2003 are as follows:

                                                      2004         2003
                                                      ----         ----

            Revenue                                $    5,301    $   11,289
                                                   ==========    ==========

            Loss before income taxes              ($   57,268)  ($  601,072)
            Provision for income taxes                   --            --
                                                   ----------    ----------

            Net loss                              ($   57,268)  ($  601,072)
                                                   ==========    ==========

4.   Income taxes

NNBP has accumulated a loss of approximately $7.5 million for income tax purposes, which can be used to offset future taxable income through 2024.

                   Estimated future tax benefit    $   2,950,000
                   Valuation allowance                (2,950,000)
                                                   -------------
                   Estimated future tax benefit    $        --
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

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


5.   Stockholders' deficit (continued)

Common stock:

During January 2004, 4.5 million shares were issued to affiliates of the Company's Chairman and CEO as a bonus associated with the finalization of the bankruptcy. The Company recognized an expense of $2.6 million in connection with this stock issuance which is the approximate fair value of the stock on the issuance date.


6.  Related Party Transactions:


Stockholder Loan

An entity controlled by the Chairman and Chief Executive Officer (who are also the largest stockholders of NNBP), has loaned NNBP approximately $7.2 million as of June 30, 2004. These loans bear interest at 5% and are due on demand. Interest expense for the above loans for the six months ended June 30, 2004 was approximately $167,000.


License Agreement

During February 2004, NNBP entered into a licensing agreement with Pegasus Worldwide, Inc. ("Pegasus") to market one of NNBP's over the counter products. NNBP's Chief Financial Officer is a director of Pegasus. Under the terms of the license agreement, NNBP was due $75 for each unit of product sold. For the three and six months ended June 30, 2004, NNBP recognized revenue of $29,925 and $46,800, respectively. Effective June 1, 2004, this license agreement was cancelled and NNBP is selling this product directly to customers.

Royalty Agreement

The Company was a party to a royalty agreement with the former majority owner of LABS who, along with his spouse, own approximately 24.4 million common shares of NNBP. Under the terms of the royalty agreement, this stockholder would receive an annual fee of $50,000 plus ten percent of gross sales from applicable products. For the six months ended June 30, 2004, approximately $30,000 has been expensed in relation to this royalty agreement. As of June 30, 2004, accrued expenses include approximately $150,000 payable to this stockholder for current and prior royalty agreements. On March 16, 2004, the U.S. Patent Office printed Patent 6,706,290 "Methods for Eradication of Nanobacteria". With the approval of this patent, management believes that the above royalty agreement is not valid and no amounts will ultimately be due under the above royalty agreement.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

We are dedicated to improving people's health through the detection and eradication of Nanobacterium sanguineum (Nanobacteria). Our research is establishing the role of Nanobacteria in pathologic calcification, particularly in heart disease. Our intellectual property covers methods for the detection, growth and treatment of Nanobacteria and is being leveraged to develop novel companion diagnostic and therapeutic products to detect and treat nanobacterial infections. We are also exploring commercialization opportunities in the bio-industrial and bio-medical markets.

About Nanobacteria - Nanobacteria are cell-walled microorganisms with a diameter of 50 to 500 nanometers, 1/100th the size of the smallest previously known bacteria. They have nucleic acid and we believe are the smallest self-replicating organism ever detected. Nanobacteria were first discovered in 1988 by a Finnish researcher, and Nanobac co-Founder Olavi Kajander, M.D., Ph.D. Dr. Neva Ciftcioglu joined his team in 1991 and their corroborated work with Nanobacterium sanguineum has put them at the forefront of research into this medically important pathogen. Their research was the first to establish that blood-borne Nanobacteria forms slow-growing calcified colonies in arteries and organs.

The existence of Nanobacteria has been disputed by several members in the scientific community. We are continuing to conduct studies to support the existence of Nanobacteria. Commercialization Strategy- We are continuing efforts to fully characterize Nanobacteria and clarify its role in disease. We are also working on the following portfolio of diagnostic and therapeutic products focused on Nanobacteria and diseases of pathological calcification.

     1. Diagnostics - We have developed two blood tests to detect the presence of nanobacterial infection. We expect to file a 510k or PMA with the US Federal Food and Drug Administration (FDA) for our Nano-Capture Antigen and Nano-Sero IgG ELISA assays, and are in the process of transferring manufacturing to a U.S. based GMP manufacturing facility. Recent studies have shown a statistically significant correlation between the presence of antibodies to nanobacteria and coronary artery calcification (CAC). CAC is the deposition of calcium plaque in the arteries of the heart. High CAC scores are associated with increased risk of coronary artery disease (CAD).

     2. Therapeutics - We are in the process of implementing a clinical strategy to develop novel therapies against nanobacterial infections. Currently, we offer a combination of supplements that are designed to help break down the hydroxylapatite shell that encapsulates Nanobacteria, which may make the pathogen more susceptible to antimicrobial therapy. Preliminary results demonstrate that our combination of supplements, along with the antibiotic Tetracycline HCL, may reduce coronary calcium scores. However, further studies are required and the preliminary results may be incorrect. To date, no drugs have demonstrated the ability to significantly decrease coronary calcium scores.

     3. Other Applications - Since Nanobacteria have been isolated from biologics and bio-medical devices, we are also exploring commercial opportunities to detect and eradicate nanobacterial infection or contamination in the bio-medical and bio-industrial markets as follows:

               o    Bio Medical: Vaccines and blood products

               o Bio-industrial: Implantable durable medical devices and medical exam equipment.

Disease Markets - Nanobacteria may be implicated in a variety of human diseases associated with pathological calcification including coronary artery disease, kidney stones, polycystic kidney disease, prostatitis and cancers with calcium. Treatment costs associated with these diseases represent over $350 billion of total healthcare spending. Most significant amongst this list is cardiovascular disease. Cardiovascular disease represents 27% of all physician visits and 26% of all physician scripts in the United States. Coronary artery disease (CAD) is the most common form of heart disease. CAD begins as coronary artery calcification that leads to atherosclerosis before developing into CAD. Background

Nanobac Pharmaceuticals, Incorporated, (f/k/a Nanobac Pharmaceuticals, Inc.) ("we", "our", "us" the "Company", "AMER", "NNBP") was formed as a Florida corporation during June, 1994. At that time, our corporate name was National Diagnostics, Inc. and through our wholly-owned subsidiaries, we provided diagnostic imaging services through several outpatient centers in Florida. During 1998, we changed our corporate name to American Enterprise.Com, Corp.

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

Current Developments

Disposition of HealthCentrics - Pursuant to a Share Purchase Agreement dated March 30, 2004, we sold our entire interest in HealthCentrics, Inc. to Escape Velocity of Tampa Bay, Inc. ("Escape Velocity") in exchange for consideration of $250,000. We decided in October 2003 to divest our HealthCentrics Business Unit to focus exclusively on the development of our Nanobac business unit. We actively searched for a buyer of our HealthCentrics business unit from October 2003 through March 2004 without success.

Escape Velocity is an affiliate of NNBP as it is controlled by our Chairman and CEO. The consideration paid by Escape Velocity was in the form of a reduction of its loan due from NNBP. We believe that the sale price of $250,000 is an arm's length transaction. At December 31, 2003, the book value of HealthCentrics' assets was less than $10,000 (primarily cash and receivables), while HealthCentrics liabilities to non-affiliates were approximately $500,000 (primarily accounts payable and accrued expenses). As a result of the above transaction, we realized a one-time gain of approximately $750,000. Given the related party nature of the transaction, the gain is treated as a capital contribution in 2004.

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

Current Developments

Acquisition of Minority Interest of Nanobac OY -Pursuant to a Closing Agreement dated November 5, 2003, we acquired 65% of OY. During 2004, we entered into the following employment agreements, which included provisions to acquire the remaining 35% of OY in exchange for 10 million shares of NNBP valued at $5.7 million:

     o Executive Employment Agreement between Nanobac Pharmaceuticals, Inc., and E. Olavi Kajander, MD, PhD, an individual dated January 15, 2004.

     o Executive Employment Agreement between Nanobac Pharmaceuticals, Inc. and Neva Ciftcioglu, PhD, an individual dated March 31, 2004.

An additional $350,000 is payable to the sellers at the later of two years or when NNBP raises $5 million of capital. The issuance of the above shares is included in our stockholder's deficit as of June 30, 2004. Upon the conclusion of the above transaction, we own 100% of OY.

Valuation of LABS - During March 2004, we completed our valuation of LABS. As a result, we reduced goodwill and deferred tax liability by $2.2 million from the balances reported at December 31, 2003. This reduction is based on the availability of net operating loss carryforwards offsetting the impact of deferred tax liabilities related to the acquisition of identifiable intangible assets.

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

Management Changes - On July 23, 2004, Alexander Edwards resigned as Chief Executive Officer and John Stanton assumed the role of Chief Executive Officer. Mr. Edwards will continue as a member of the Board of Directors. Mr. Stanton also continues to serve as the Chairman of the Board of Directors and Chief Financial Officer. In addition, during July 2004, we terminated our relationship with Think Equity as our investment banker.

Change of Name - During April 2004, we announced a name change from Nanobac Pharmaceuticals, Incorporated to Nanobac Life Sciences, Inc. to become effective upon approval by the shareholders.



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operation

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

                                          -----------------------------------       ------------------------------------
                                              Three Months ended June                     Six Months ended June
                                          -----------------------------------       ------------------------------------
                                            2004           2003                       2004            2003
                                            ----           ----                       ----            ----
Revenue                                       $73,564       $77,637       -5%          $105,949         $77,637      36%
Cost of revenue                                13,616        60,463      -77%            20,805          60,463     -66%

                                          -------------------------                 ---------------------------
     Gross Profit                              59,948        17,174      249%            85,144          17,174      396%
     Gross Profit percentage                      81%           22%                         80%             22%

Selling, general and administrative           508,837       140,822      261%         4,043,262       1,076,268      276%
Research and development                      637,841        21,731     2835%         1,116,166          21,731     5036%
Depreciation and amortization                 210,426        21,129      896%           368,539          21,129     1644%

                                          -------------------------                 ---------------------------
     Operating loss                        (1,297,156)     (166,508)      679%       (5,442,823)     (1,101,954)     394%

Other income (Expense)                        (87,083)          277        NM          (163,388)             277       NM

                                          -------------------------                 ---------------------------
     Loss from continuing operations       (1,384,238)     (166,231)      733%       (5,606,211)     (1,101,677)     409%

Discontinued Operations                             0      (302,435)        NM          (57,268)       (601,072)     -90%

                                          -------------------------                 ---------------------------
     Net loss                             ($1,384,238)    ($468,666)      195%      ($5,663,479)    ($1,702,749)     233%
                                          =========================                 ===========================

                                                       19



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three and six months ended June 30, 2004 is summarized as follows:

                                     Three Months       Three Months       Six Months        Six Months
                                         ended             ended             ended             ended
                                     June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                     -------------     -------------     -------------     -------------
Nanobac Supplement:
  License revenue                          $29,925           $67,686           $46,800           $67,686
  Direct sales to customers                 25,211                              25,211
Nanobac TX
Diagnostic products                         18,428             9,951            33,938             9,951

                                     -------------------------------------------------------------------
                                           $73,564           $77,637          $105,949           $77,637
                                     ===================================================================

During December 2003, we voluntarily discontinued offering NanobacTX(TM), which accounted for approximately 80% of our revenue for the year ended December 31, 2003. Accordingly, our revenue for the first half of 2004 was significantly reduced from the level experienced in the last three quarters of 2003. During
February 2004, we licensed a new product to a third party. Effective June 2004, the above license agreement was cancelled and we initiated sales of this product directly to customers under the name of Nanobac Supplement. While we anticipate that revenue from Nanobac Supplement will replace the revenue we lost from discontinuance of Nanobac TX, we are not able to determine if this will actually occur during 2004. We are also in the process of accelerating our research and developing new products for better patient acceptance and compliance with governmental regulations.

Revenue for the three and six months ended June 30, 2003 of $77,637, represented one month of sales of Nanobac TX and other products subsequent to our acquisition of LABS in June 2003.

Cost of revenue

Cost of revenue consists of direct materials, testing services (for diagnostic products) and shipping. As a percentage of revenue, cost of revenue was approximately 20% for the three and six months ended June 30, 2004 compared to 78% for the three and six months ended June 30, 2003. Cost of revenue for 2003 included a $30,000 fixed lab fee for our diagnostic products. This fee significantly increased our cost of revenue as a percentage of revenue. This fixed lab fee was eliminated in October 2003 and replaced with a variable cost structure.

In addition, the lower cost of revenue in 2004 was due in part to the 2004 license revenue having no direct costs. During June 2004, this licensing agreement was terminated and we initiated sales of Nanobac Supplement directly to customers, which should result in higher future revenue and cost of revenue.

                                       20

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Gross Profit

Gross profit as a percentage or revenue was approximately 80% for the three and six months ended June 30, 2004 compared to 22% for the three and six months ended June 30, 2003. The increase in gross profit percentage is attributable to the 2004 license revenue having no costs and the existence of $30,000 of fixed lab costs in 2003. which were not incurred in 2004. We anticipate gross profit as a percentage of revenue to be approximately 65% in the future.


Selling, General and Administrative

Approximately 60% of selling, general and administrative ("SG&A") expenses are comprised of payroll, travel and professional fees. Other significant SG&A expenses include facility rental, insurance, and public company expenses (primarily professional fees and investor relations costs).

SG&A expenses for the six months ended June 30, 2004 and June 30, 2003 include a $2.6 million charge and a $750,000 charge, respectively for stock issuances to our officers associated with services performed during the period of the bankruptcy. SG&A expenses, excluding the above charges, are summarized as follows:

                           -----------------------    -------------------------
                           Three Months ended June      Six Months ended June
                           -----------------------    -------------------------
                            2004           2003          2004           2003
                            ----           ----          ----           ----

SG&A as reported           $508,837       $140,822    $4,043,262     $1,076,268
Less charges for stock
issuances                      --             --      (2,562,750)      (750,000)

                           -----------------------    -------------------------
SG&A expenses net of
charges for stock
issuances                  $508,837       $140,822    $1,480,512       $326,268
                           =======================    =========================

The increase in SG&A, net of charges for stock issuances, is primarily attributable to the acquisitions of LABS and OY. LABS was acquired in June 2003 and OY was acquired in November 2003. Accordingly, only one month of SG&A for LABS and no months of SG&A for OY are included in the above expenses for the three and six months ended June 30, 2003. In addition, SG&A expenses for the six months ended June 30, 2004 include $150,000 of signing bonuses with the execution of employment agreements for key scientific personnel and $225,000 for professional fees in connection with our annual audit, annual reporting and other public company costs.

SG&A expenses for HealthCentrics are included in "Discontinued Operations".

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development

Research and development ("R&D") expenses were approximately $638,000 and $1.1 million for the three and six months ended June 30, 2004, respectively. Approximately 60% of R&D expenses are for payroll and medical director fees and approximately 25% of R&D expenses are for research studies. Remaining R&D expenses include patents, facilities, travel and other lab expenses.

There were minimal R&D expenses for the six months ended June 30, 2003 as LABS was acquired at the end of the quarter and OY was acquired subsequent to June 30, 2003. R&D expenses for HealthCentrics are included in "Discontinued Operations"

We intend to continue to expand our R&D investment in the coming year.

Depreciation and amortization

Approximately 95% of depreciation and amortization are related to the amortization of Product Rights and Patents acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2004 includes $85,000 and $167,000, respectively of interest expense on the stockholder loan. In addition, other income and expense include foreign currency loss of $1,000 for the three months ended June 30, 2004 and a foreign currency gain of $5,300 for the six months ended June 30, 2004.

Loss from Continuing Operations

Loss from continuing operations for the three months ended June 30, 2004 was $1.4 million compared to $166,000 for the three months ended June 30, 2003. The net loss from continuing operations for the three months ended June 30, 2004 includes $616,000 of additional R&D expenses and $189,000 of additional amortization expenses. In addition, Operations for the three months ended June 30, 2003 include only one month of operations of LABS which was acquired in June 2003.

Loss from continuing operations for the six months ended June 30, 2004 was $5.6 million compared to $1.1 million for the six months ended June 30, 2003. Excluding one-time charges for stock issuances to our officers and executives of $2.6 million in 2004 and $750,000 in 2003, the loss from continuing operations increased approximately $2.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase reflects $1.1 million of additional R&D costs, $347,000 of additional amortization costs and an additional five months of LABS SG&A expenses in 2004 compared to 2003.

We are experiencing significant losses as we conduct research and development related to nanobacteria and launch our products and services. We believe it will take several months before we will earn meaningful revenue to offset our expenses and there is no assurance that we will be able to accomplish this goal. As a result of the losses, we are dependent on our Chairman, CEO and other investors to provide sufficient cash sources to fund our operations.

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

As a result of our decision to dispose of the HealthCentrics business unit, the operations of HealthCentrics are retroactively removed from continuing operations and disclosed as a single line item on the statements of operations. The loss from discontinued operations for the six months ended June 30, 2004 and 2003 is summarized as follows:


                                                   2004               2003
                                                   ----               ----

      Revenue                                      $5,301           $11,289
      Cost of revenue                               9,208            28,051

                                                ---------------------------
        Gross profit (loss)                       (3,907)           (16,762)

      Selling, general & administrative            53,361           418,672
      Research and development                       --             165,638

                                                ---------------------------
        Net loss                                ($57,268)         ($601,072)
                                                ===========================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources

Since emerging from Chapter 11, we have financed our activities primarily from advances from affiliates of our Chairman and CEO, and from other shareholders, and from private placements of NNBP's common stock. As of June 30, 2004 the stockholder loan was approximately $7.2 million, which is due to Escape Velocity, an affiliate of our Chairman and CEO.

As of June 30, 2004, we had total assets of $11.4 million of which only $73,000 were current assets. At June 30, 2004, we had total current liabilities of $8.6 million, a working capital deficit of $8.6 million and a retained deficit of $10.8 million.

Net cash used in operations was $1.8 million for the six months ended June 30, 2004. The negative cash flow from operations reflects the $5.7 million net loss for the period offset by the non-cash charge of $2.6 million for common stock issued to executives and affiliates of our officers, depreciation and amortization of approximately $369,000 and an increase in current liabilities of approximately $774,000.

Net cash provided by investing activities was approximately $171,000 for the six months ended June 30, 2004, which reflects the receipt of $200,000 from an option exercise related to the acquisition of LABS offset by our purchase of fixed assets of approximately $28,000.

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2004, which is virtually entirely attributable to net advances from Escape Velocity.

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

Reliance on our Chairman of the Board, Chief Executive Officer and Majority Shareholder; Possible Future Dilution

We have limited working capital and are primarily relying upon borrowed funds to operate. The operations of Nanobac are generating a financial and cash loss. Throughout 2004 and 2003, affiliates of our Directors and Chief Executive Officer have provided our capital needs through loans and capital contributions. While our Directors and CEO continue to provide for the majority of our capital requirements, they are under no obligation to continue such financing and/or strategic guidance. In the event our Directors and CEO should discontinue their support, we may have difficulty in continuing our operations. In such an event, shareholders could lose their investment in its entirety. Historically, our Directors and CEO have provided capital to us on a demand debt basis after which they may convert debt into shares of our common stock. If, in the future we require additional capital, our Directors and CEO may contribute some or all of our requirements. We anticipate that as a part of any such loan, our Directors and CEO would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require our Directors and CEO's support, shareholders may experience dilution. At present, we do not maintain key man insurance for our Directors and CEO.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Potential Incorrect Conclusions on the Existence, Detection and Eradication of Nanobacteria

Most of our future revenue is based on the existence of Nanobacteria and our ability to detect and eradicate Nanobacteria. The existence of Nanobacteria has been disputed by several members in the scientific community. If it is ultimately proved that Nanobacteria as defined by Dr. Kajander and Dr. Ciftcioglu does not exist, our existing patents and product lines may lose most of their value. Further, if Nanobacteria is proven to exist, but we are unsuccessful in leveraging our diagnostic and therapeutic products to detect and treat nanobacterial diseases, we may not generate sufficient revenue to offset our expenses.

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

Federal Food and Drug Administration

Some or all of our products may be governed by rules and regulations established by the United States Food and Drug Administration ("FDA"). Changes in FDA regulations and the enforcement thereof may affect our biolife science business. Furthermore, we may not be successful in filing and obtaining approval of our 510K or PMA filings with the FDA for our Nano-Capture Antigen and Nano-Sero IgG ELISA assays.

Data Obtained Through Clinical Trials.

Data obtained from pre-clinical studies and clinical trials do not necessarily predict results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. The failure to adequately demonstrate the safety and/or effectiveness of an intended product under development could delay or prevent regulatory clearance of the potential drug or treatment, resulting in delays to commercialization, and could materially harm the business.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Lack of Independent Directors

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between NNBP's stockholders and the controlling officers and/or directors.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Limited Market Due To Penny Stock
NNBP's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute penny stock within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
- Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the penny stock designation may adversely affect the development of any public market for NNBP's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in NNBP's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for NNBP's stockholders to resell their shares to third parties or to otherwise dispose of them.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of June 30, 2004, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(c) Not Applicable

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



Dated:  May 17, 2004                       NANOBAC PHARMACEUTICALS, INCORPORATED



                                           By:  /s/  John D Stanton
                                              ---------------------------------
                                                     John D Stanton
                                                     Chief Executive Officer

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