Form 10QSB
period 2004-09-30
NANOBAC PHARMACEUTICALS INC
filed 2004-11-12
CIK 925894

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

                          For the Quarter Period Ended
                               September 30, 2004
                             -----------------------

                      Nanobac Pharmaceuticals, Incorporated
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                    0-24696                    59-3248917
 ---------------------------      ---------------          --------------------
(State or Other Jurisdiction     (Commission File         (I.R.S. Employer
     of Incorporation)               Number)              Identification Number)


        2727 W. Martin Luther King Blvd, Suite 850, Tampa, Florida 33607
                -------------------------------------------------
               (Address of Principal Executive Office)  (Zip Code)

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

                       Yes [   ]           No [X]


The number of shares issued and outstanding of the Registrant's Common Stock, no par value, as of November 11, 2004 was 185,857,375.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION





Item 1:  Financial Statements


Condensed Consolidated Balance Sheet as of September 30, 2004 (unaudited)
and December 31, 2003                                                          3


Condensed Consolidated Statements of Operations for the three and nine
months ended September 30, 2004 and September 30, 2003 (unaudited)             4


Condensed Consolidated Statements of Changes in Stockholders'
Equity for the period ended September 30, 2004 (unaudited)                     5


Condensed Consolidated Statements of Cash Flows for the three and nine months
ended September 30, 2004 and September 30, 2003 (unaudited)                    6


Notes to the Condensed Consolidated Financial Statements                       7



                          NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEET


                                                                          (Unaudited)
                                                                         September 30,    December 31,
                                                                              2004            2003
                                                                          ------------    ------------

                                                 ASSETS
CURRENT ASSETS
     Cash                                                                 $     12,089    $     49,755
     Account receivable                                                          2,114           5,765
     Inventory                                                                  20,034          16,211
     Prepaid expenses                                                            5,683          14,880
                                                                          ------------    ------------
        Total current assets                                                    39,920          86,611
                                                                          ------------    ------------

FIXED ASSETS, less accumulated depreciation
        of $ 71,526                                                            132,116         135,259

OTHER ASSETS
     Security deposits                                                          67,556          70,110
     Intangible assets, less accumulated amortization
        of $ 716,179                                                         7,321,863       2,136,717
     Goodwill                                                                3,615,393       3,615,393
                                                                          ------------    ------------

        Total other assets                                                  11,004,812       5,822,220
                                                                          ------------    ------------

            TOTAL ASSETS                                                  $ 11,176,848    $  6,044,090
                                                                          ============    ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                     $    540,959    $    752,600
     Accrued compensation                                                      245,247          46,658
     Accrued expenses                                                          419,332         320,979
     Short-term note payable                                                    46,300          90,000
     Other liabilities                                                          13,163            --
     Stockholder loans                                                            --         5,640,009
                                                                          ------------    ------------
        Total current liabilities                                            1,265,001       6,850,246

CONTINGENCY (Notes 2, 6 and 7))                                                   --              --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value, 250,000,000 shares authorized,
        185,857,375 shares issued and outstanding at September 30, 2004 and 100,000,000  shares authorized and 99,968,840
        shares issued and outstanding at December 31, 2003                  22,384,655       4,233,788
     Preferred stock, no par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2004 and
        794,569 shares issued and outstanding at December 31, 2003                --           350,484
     Stock subscription receivable                                            (625,000)           --
     Due from option exercise                                                     --          (200,000)
     Accumulated deficit                                                   (11,832,545)     (5,174,790)
     Accumulated other comprehensive loss                                      (15,263)        (15,638)
                                                                          ------------    ------------
        Total stockholders' equity (deficit)                                 9,911,847        (806,156)
                                                                          ------------    ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $ 11,176,848    $  6,044,090
                                                                          ============    ============


                              The accompanying notes are an integral part
                                     of these financial statements

                                                   3




                             NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                             Three Months     Three Months      Nine Months      Nine Months
                                                 ended           ended            ended            ended
                                             Sept 30, 2004    Sept 30, 2003    Sept 30, 2004    Sept 30, 2003
                                             -------------    -------------    -------------    -------------
REVENUE                                      $     118,141    $     241,341    $     224,090    $     318,978

COST OF REVENUE                                     42,104          177,408           80,785          237,871
                                             -------------    -------------    -------------    -------------

GROSS PROFIT                                        76,037           63,933          143,305           81,107
                                             -------------    -------------    -------------    -------------

OPERATING EXPENSES
     Sales, general and administrative             373,804          447,054        4,417,066        1,523,322
     Research and development                      409,667          185,420        1,507,957          207,151
     Depreciation and amortization                 219,069           96,483          587,608          117,612
                                             -------------    -------------    -------------    -------------
        Total Operating Expenses                 1,002,540          728,957        6,512,631        1,848,085
                                             -------------    -------------    -------------    -------------

OPERATING LOSS                                    (926,503)        (665,024)      (6,369,326)      (1,766,978)

NET OTHER EXPENSES
     Interest expense                              (69,412)         (14,380)        (238,130)         (17,760)
     Other, net                                      1,639              165            6,969            3,822
                                             -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                         (994,276)        (679,239)      (6,600,487)      (1,780,916)

PROVISION FOR INCOME TAXES                            --               --               --               --
                                             -------------    -------------    -------------    -------------


LOSS FROM CONTINUING OPERATIONS                   (994,276)        (679,239)      (6,600,487)      (1,780,916)

DISCONTINUED OPERATIONS:
     Loss from discontinued operations (no
        applicable income taxes)                      --           (249,991)         (57,268)        (851,063)
                                             -------------    -------------    -------------    -------------

NET LOSS                                     $    (994,276)   $    (929,230)   $  (6,657,755)   $  (2,631,979)
                                             =============    =============    =============    =============


LOSS FROM CONTINUING OPERATIONS
     PER COMMON SHARE
     Basic and Diluted                       $       (0.01)   $       (0.01)   $       (0.05)   $       (0.02)
                                             -------------    -------------    -------------    -------------

NET LOSS PER COMMON SHARE
     Basic and Diluted                       $       (0.01)   $       (0.01)   $       (0.05)   $       (0.03)
                                             -------------    -------------    -------------    -------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     Basic and Diluted                         149,141,827       96,873,488      143,666,148       75,699,708
                                             -------------    -------------    -------------    -------------


                                  The accompanying notes are an integral part
                                         of these financial statements

                                                       4




                     NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                          (Unaudited)


                                      Common         Stock         Preferred        Stock
                                   ---------------------------   ----------------------------
                                      Shares         Value          Shares          Value
                                   ------------   ------------   ------------    ------------
Balance, January 1, 2004             99,968,840   $  4,233,788        794,569    $    350,484

Conversion of  preferred stock
       to common stock               35,048,445        350,484       (794,569)       (350,484)

Cash received from
      option exercise                      --             --             --              --

Stock issued for services             4,500,000      2,562,750           --              --

Common stock issued in
      acquisition of Nanobac OY       5,000,000      5,712,500           --              --

Capital contribution associated
      with sale of subsidiary to
      affiliate                            --          749,327           --              --

Conversion of liabilities to
      shares of common stock         30,923,422      7,610,806           --              --

Sale of common stock                 10,416,668      1,165,000           --              --

Comprehensive loss:
       Net Loss                            --             --             --              --

  Foreign currency translation
       adjustment                          --             --             --              --


  Comprehensive loss                       --             --             --              --


                                   ------------   ------------   ------------    ------------
Balance, September 30, 2004         185,857,375   $ 22,384,655           --      $       --
                                   ============   ============   ============    ============

                                               5



                              NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                            (Unaudited) & (Continued)



                                                                                    Accumulated
                                      Stock          Due from                         Other
                                   Subscription       Option       Accumulated    Comprehensive
                                    Receivable       Exercise         Deficit          Loss           Total
                                   ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2004           $       --      $   (200,000)   $ (5,174,790)   $    (15,638)   $   (806,156)

Conversion of  preferred stock
       to common stock                     --              --              --              --              --

Cash received from
      option exercise                      --           200,000            --              --           200,000

Stock issued for services                  --              --              --              --         2,562,750

Common stock issued in
      acquisition of Nanobac OY            --              --              --              --         5,712,500

Capital contribution associated
      with sale of subsidiary to
      affiliate                            --              --              --              --           749,327

Conversion of liabilities to
      shares of common stock               --              --              --              --         7,610,806

Sale of common stock                   (625,000)           --              --              --           540,000

Comprehensive loss:
       Net Loss                            --              --        (6,657,755)           --        (6,657,755)

  Foreign currency translation
       adjustment                          --              --              --               375             375


                                                                                                   ------------
  Comprehensive loss                       --              --              --              --        (6,657,380)

                                                                                                   ============

                                   ------------    ------------    ------------    ------------    ------------
Balance, September 30, 2004        $   (625,000)   $       --      $(11,832,545)   $    (15,263)   $  9,911,847
                                   ============    ============    ============    ============    ============


                                   The accompanying notes are an integral part
                                          of these financial statements

                                                    5(Con't)



              NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                           Nine Months    Nine Months
                                                                              ended          ended
                                                                          Sept 30, 2004  Sept 30, 2003
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                   $(6,657,755)   $(2,631,979)
Adjustments to reconcile net loss to cash
  flow from operating activities:
    Depreciation and amortization                                              587,608        117,612
    Common stock issued for services                                         2,562,750        750,000
    Minority interest in net loss                                                 --           (3,599)
    Interest expense added to stockholder loan                                 236,792           --
    Net (increase) decrease in assets:
       Accounts receivable                                                       3,651          8,981
       Inventory                                                                (3,823)         1,204
       Other assets                                                              9,197         47,924
    Net increase (decrease) in liabilities:
       Accounts payable                                                        266,940        200,553
       Accrued compensation                                                    309,404           --
       Accrued expenses                                                         94,099         48,019
       Deferred revenue                                                         13,163           --
                                                                           -----------    -----------
    Total adjustments                                                        4,079,781      1,170,694
                                                                           -----------    -----------
Net cash flows from operating activities                                    (2,577,974)    (1,461,285)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                                (26,531)        (6,833)
    Security deposits                                                            2,500         (2,500)
    Acquisition of subsidiary, net of cash received                               (900)        78,005
    Cash received from exercise of stock option in subsidiary                  200,000           --
                                                                           -----------    -----------
Net cash flows from investing activities                                       175,069         68,672
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from line of credit, net                                             --          (36,453)
    Proceeds from issuance of common stock                                     540,000        548,000
    Proceeds from stockholder loans, net                                     1,873,190      1,237,871
    Payment of notes payable, net                                              (43,700)      (310,662)
                                                                           -----------    -----------
Net cash flows from financing activities                                     2,369,490      1,438,756
                                                                           -----------    -----------

Effect of exchange rate changes                                                 (4,251)          --

       Net change in cash                                                      (37,666)        46,143
    Cash balance, beginning of period                                           49,755           --
                                                                           -----------    -----------
    Cash balance, end of period                                            $    12,089    $    46,143
                                                                           ===========    ===========


Supplemental disclosures of cash flow information:
    Cash paid for interest expense                                         $     1,338    $     4,151

Supplemental schedule of non-cash investing and financing activities:
    Common stock issued in acquisition                                     $ 5,712,500    $ 1,392,920
    Common stock issued for the conversion of debt                         $ 7,610,806    $   728,800
    Capital contribution associated with sale of subsidiary to affiliate
       Reduction in stockholder loan                                       $   250,000    $      --
       Assumption of accounts payable and accrued expenses                 $   499,327    $      --


                                   The accompanying notes are an integral part
                                          of these financial statements

                                                        6

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results for a full year.

The financial statements for the periods ended September 30, 2004 and 2003 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 for NNBP as filed in the annual report on Form 10-KSB, which information is included by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that NNBP will continue as a going concern. The Company has incurred recurring losses and has equity and working capital deficiencies at September 30, 2004. The Company is dependent on the continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders.

There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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



             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

Net loss per share

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of and for the periods ended September 30, 2004 and 2003.

Loss per share for the three and nine months ended September 30, 2004 and 2003 is summarized as follows:

                                           Three Months       Three Months            Nine Months         Nine Months
                                              ended               ended                  ended               ended
                                        September 30, 2004   September 30, 2003    September 30, 2004  September 30, 2003
                                        ------------------   ------------------    ------------------  ------------------

Loss from continuing operations
 per common share                                  ($0.01)              ($0.01)               ($0.05)             ($0.02)

Discontinued operations
 per common share                                     0.00                0.00                  0.00               (0.01)

                                        --------------------------------------------------------------------------------
Net loss per common share                          ($0.01)              ($0.01)               ($0.05)             ($0.03)
                                        ================================================================================


                                                             9

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                                             ----------
                                            $ 5,475,912
                                            ===========

Acquired identifiable intangible assets consist of product rights for the treatment of Nanobacteria. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets. Amortization of this asset commenced as of the acquisition date.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


2.   Acquisitions (continued)

Nanobac OY

Nanobac OY is a Finnish company that performs similar research to that of the Company in nanobacteria infection. On September 25, 2002, LABS entered into an agreement to purchase 27% of Nanobac OY stock from three Finnish entities for 11,430 Euros. A separate agreement also required LABS to acquire convertible promissory notes in Nanobac OY in the amount of 686,000 Euros plus interest. On November 11, 2003, NNBP completed the acquisition of Nanobac OY when the final payment was made and the Company exercised the conversion option in the convertible promissory notes. Upon the conclusion of this transaction, the Company owned 65% of OY.
During January through March 2004, NNBP acquired the remaining 35% of Nanobac OY from Dr. Kajander and Dr. Ciftcioglu ("OY Minority Shareholders"). The purchase price was (a) 5 million shares of NNBP's common stock, (b) 5 million warrants convertible into NNBP's common stock at $.005 per share and (c) cash consideration of 15,000 Euros. Total consideration is valued at $5.7 million. An additional $350,000 is payable to the OY Minority Shareholders at the later of two years or when NNBP raises $5 million of capital. In addition, as part of the above agreement, the OY Minority Shareholders agreed to employment agreements with NNBP.
The total consideration to date for OY is $6.5 million, which included cash payments (made before and after the acquisition of LABS), the fair value of NNBP common stock issued, as well as direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets                              $    37,535
Fixed assets                                     29,287
Identifiable intangible assets                6,688,043
Other assets                                      4,732
Current liabilities                             (11,883)
Advances from Nanobac                          (228,118)

                                            -----------
                                            $ 6,519,596
                                            ===========

Acquired identifiable intangible assets consist of patents for the detection and treatment of Nanobacteria. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets. Amortization of this asset commenced as of the acquisition date.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


2.  Acquisitions (continued)

Proforma

The following unaudited table compares NNBP's reported operating results to pro forma information prepared on the basis that the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented:

                                    Nine months ended September 30,
                                   ---------------------------------
                                       2004                   2003
                                       ----                   ----
As Reported
     Revenue                       $   224,090           $   318,978
     Net loss                      $(6,657,755)          $(2,631,979)
     Basic loss per share          $    (0.05)           $     (0.03)
     Diluted loss per share        $    (0.05)           $     (0.03)

Proforma
     Revenue                       $   224,090           $ 1,008,689
     Net loss                      $(6,724,948)          $(4,343,400)
     Basic loss per share          $    (0.04)           $     (0.04)
     Diluted loss per share        $    (0.04)           $     (0.04)

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period presented or of future operations of the combined companies under the ownership and management of NNBP.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


3.   Discontinued Operations

During October 2003, NNBP decided to divest its HealthCentrics business unit to focus exclusively on its nanobacteria business unit. NNBP was unsuccessful in finding a non-affiliated buyer for this business unit. During March 2004, this business unit was sold to an affiliate of the Chairman and CEO for consideration of $250,000 (a reduction in amounts otherwise owed to the affiliate). NNBP's gain on disposal was $749,326, which is accounted for as a capital contribution given the related party nature of the arrangement. Summary operating results for the discontinued operations for the nine months ended September 30, 2004 and 2003 are as follows:

                                                    2004                  2003
                                                    ----                  ----

            Revenue                               $    5,301         $   14,563
                                                  ==========         ==========

            Loss before income taxes               ($ 57,268)       ($  851,063)
            Provision for income taxes                  --                 --
                                                  ----------         ----------

            Net loss                               ($ 57,268)       ($  851,063)
                                                  ==========         ==========

4.   Income taxes

NNBP has accumulated a loss of approximately $8.3 million for income tax purposes, which can be used to offset future taxable income through 2024.

                   Estimated future tax benefit      $   3,260,000
                   Valuation allowance                  (3,260,000)
                                                     -------------
                   Estimated future tax benefit      $        --
                                                      ============

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

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


5.   Stockholders' deficit (continued)

Common stock:

During January 2004, 4.5 million common shares were issued to affiliates of the Company's Chairman and CEO as a bonus associated with the finalization of the bankruptcy. The Company recognized an expense of $2.6 million in connection with this stock issuance which is the approximate fair value of the stock on the issuance date.

During August and September 2004, the Company entered into two Subscription Agreements with unaffiliated investors. Under the terms of the Subscription Agreements, the company received cash of $570,000 (net of $85,000 of expenses) during the three months ended September 30, 2004. The Company is to receive an additional $625,000 cash within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company's common stock on the five trading days immediately prior to the date on which the registration statement is declared effective ("Fixed Price"). In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company has agreed to use its best efforts to promptly register the common shares and Warrants.

As a result of the above Subscription Agreements, at September 30, 2004, the Company has recorded the issuance of 10,416,666 common shares at $1,165,000 ($.12 per share less issuance costs). Stock subscription receivable has been recorded for common shares for which cash had not been received at September 30, 2004.

Warrants:

As of September 30, 2004, in connection with the OY acquisition, 5,000,000 warrants were outstanding with an exercise price of $.005 per common share (see
Note 2).

At the finalization of the subscription agreements described above, approximately 11,600,000 additional warrants will be issued with a weighted average exercise price of $.16 per common share.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

6.  Related Party Transactions:

Stockholder Loan
----------------

An entity controlled by the Chairman and Chief Executive Officer (who are also the largest stockholders of NNBP), had loaned NNBP approximately $7.5 million as of September 30, 2004. These loans had interest at 5% and were due on demand. Interest expense for the above loans for the nine months ended September 30, 2004 was approximately $237,000. On September 30, 2004, the $7.5 million loan was converted into 29,999,964 shares of the Company's common stock.

Conversion of Debt into Equity
------------------------------

During August 2004, an employee and minority stockholder (less than 5% ownership of the Company) converted an $111,000 liability due from the Company into 923,458 shares of the Company's common stock.

License Agreement
-----------------

During February 2004, NNBP entered into a licensing agreement with Pegasus Worldwide, Inc. ("Pegasus") to market one of NNBP's over the counter products. NNBP's Chief Financial Officer is a director of Pegasus. Under the terms of the license agreement, NNBP was due $75 for each unit of product sold. For the three and nine months ended September 30, 2004, NNBP recognized revenue of $29,925 and $46,800, respectively. Effective June 1, 2004, this license agreement was cancelled and NNBP is selling this product directly to customers.

Royalty Agreement
-----------------

The Company was a party to a royalty agreement with the former majority owner of LABS who, along with his spouse, own approximately 24.4 million common shares of NNBP. Under the terms of the royalty agreement, this stockholder would receive an annual fee of $50,000 plus ten percent of gross sales from applicable products. On March 16, 2004, the U.S. Patent Office printed Patent 6,706,290 "Methods for Eradication of Nanobacteria". With the approval of this patent, management believes that the above royalty agreement is not valid and no amounts will ultimately be due under the above royalty agreement. As of September 30, 2004, accrued expenses include approximately $150,000 as a contingency for the settlement of the Royalty Agreement.

7.  Contingency:
----------------

On September 24, 2004 a civil action was filed in United States District Court - Southern District of California by World Health Products, LLC ("World Health") broadly alleging that the Company, together with a customer of the Company ("Customer"), has infringed on its Patent Number 5,602,180 related to the sale of suppositories included in the Company's supplement product. World Health alleged additional complaints against the Customer to which the Company is not liable. The Company believes that it has meritorious defenses to the claims in the action and that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

We are dedicated to improving people's health through the detection and eradication of Nanobacterium sanguineum (Nanobacteria). Our research is establishing the pathogenic role of Nanobacteria in calcification, particularly in coronary artery heart disease and vascular disease. We have identified two biomarkers of nanobacterial infection, and expect to file for FDA approval of our NB2(TM) ELISA assays to detect nanobacterial antigen ad IgG antibody. We are also leveraging our proprietary knowledge and intellectual property to develop the first FDA approved therapeutic to treat nanobacterial infection. We currently market a patented nanobiotic regimen that we developed.

Our intellectual property covers methods for the detection, growth and treatment of Nanobacteria and is being leveraged to develop novel companion diagnostic and therapeutic products to detect and treat nanobacterial infections. We are also exploring commercialization opportunities in the bio-industrial and bio-medical markets.

About Nanobacteria - Nanobacteria are cell-walled microorganisms with a diameter of 50 to 500 nanometers, 1/100th the size of the smallest previously known bacteria. We believe that they are the smallest self-replicating organism ever detected. Nanobacteria were first discovered in 1988 by a Finnish researcher, and Nanobac co-Founder Olavi Kajander, M.D., Ph.D. Dr. Neva Ciftcioglu joined his team in 1991 and their corroborated work with Nanobacterium sanguineum has put them at the forefront of research into this medically important pathogen. Their research was the first to establish that blood-borne Nanobacteria forms slow-growing calcified colonies in arteries and organs.

The existence of Nanobacteria has been disputed by several members in the scientific community. We are continuing to conduct studies to support the existence of Nanobacteria.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business (Continued)
Commercialization Strategy- We are continuing efforts to fully characterize Nanobacteria and clarify its role in disease. We are also working on the following portfolio of diagnostic and therapeutic products focused on Nanobacteria and diseases of pathological calcification.

     1. Diagnostics - We have developed two blood tests to detect the presence of nanobacterial infection. We expect to file a 510k or PMA with the US Federal Food and Drug Administration (FDA) for our Nano-Capture Antigen and Nano-Sero IgG ELISA assays, and are in the process of transferring manufacturing to a North American based cGMP ISO 9001 manufacturing facility. Recent studies have shown a statistically significant correlation between the presence of antibodies to nanobacteria and coronary artery calcification (CAC). CAC is the deposition of calcium plaque in the arteries of the heart. High CAC scores are associated with increased risk of coronary artery disease
          (CAD).

     2. Therapeutics - We are in the process of implementing a clinical strategy to develop novel therapies against nanobacterial infections. Currently, we offer a combination of supplements that are designed to help break down the hydroxylapatite shell that encapsulates Nanobacteria, which may make the pathogen more susceptible to antimicrobial therapy. Preliminary results demonstrate that our combination of supplements, along with the antibiotic Tetracycline HCL, may reduce coronary calcium scores and "bad" cholesterol (LDL) while increasing "good" cholesterol (HDL). However, further studies are required and the preliminary results may be incorrect. To date, no drugs have demonstrated the ability to significantly decrease coronary calcium scores.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Current Developments

Stock Subscription Agreements - During August and September 2004, the Company entered into two Subscription Agreements with unaffiliated investors. Under the terms of the Subscription Agreements, the company received cash of $570,000 (net of $85,000 of expenses) during the three months ended September 30, 2004. The Company is to receive an additional $625,000 cash within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company's common stock on the five trading days immediately prior to the date on which the registration statement is declared effective ("Fixed Price"). In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company has agreed to use its best efforts to promptly register the common shares and Warrants.

Conversion of Debt into Equity - On September 30, 2004, the $7.5 million stockholder loan was converted into 29,999,964 shares of our common stock.

During August 2004, an employee and minority stockholder (less than 5%) of the Company converted an $111,000 liability due from the Company into 923,458 shares of the Company's common stock.

In addition, during October 2004, we converted an additional $115,000 of current liabilities into 951,925 shares of the Company's common stock.

Acquisition of Minority Interest of Nanobac OY -Pursuant to a Closing Agreement dated November 5, 2003; we acquired 65% of OY. During 2004, we entered into the following employment agreements, which included provisions to acquire the remaining 35% of OY in exchange for (a) 5 million shares of NNBP's common stock,
(b) 5 million warrants convertible into NNBP's common stock (c) cash consideration of 15,000 Euros:

     o Executive Employment Agreement between Nanobac Pharmaceuticals, Inc., and E. Olavi Kajander, MD, PhD, an individual dated January 15, 2004 and amended August 30, 2004.

     o Executive Employment Agreement between Nanobac Pharmaceuticals, Inc. and Neva Ciftcioglu, PhD, an individual dated March 31, 2004 and amended September 9, 2004.

Total consideration is valued at $5.7 million. An additional $350,000 is payable to the sellers at the later of two years or when NNBP raises $5 million of capital. The issuance of the above shares is included in our stockholder's deficit as of September 30, 2004. Upon the conclusion of the above transaction, we own 100% of OY. OY is located in Kuopio, Finland and was created in partnership with the Finnish government. Prior to the acquisition, Nanobac OY provided scientific research and diagnostic technology for nanobacteria. Nanobac OY holds US and EU patents for methods for eradication of nanobacteria [US Patent application No. 09/347,189 US printed March 2004; EP 1094711].

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



Item 2: Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Results of Operation

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.


                                       --------------------------------------    ----------------------------------------
                                           Three Months ended September                Nine Months ended September
                                       --------------------------------------    ----------------------------------------
                                            2004            2003                     2004            2003
                                            ----            ----                     ----            ----
Revenue                                       $118,141      $241,341    -51%          $224,090        $318,978      -30%
Cost of revenue                                 42,104       177,408    -76%            80,785         237,871      -66%

                                       -----------------------------            ------------------------------
     Gross Profit                               76,037        63,933     19%           143,305          81,107       77%
     Gross Profit percentage                       64%           26%                       64%             25%

Selling, general and administrative            373,804       447,054    -16%         4,417,066       1,523,322      190%
Research and development                       409,667       185,420    121%         1,507,957         207,151      628%
Depreciation and amortization                  219,069        96,483    127%           587,608         117,612      400%

                                       -----------------------------            ------------------------------
     Operating loss                          (926,503)     (665,024)     39%       (6,369,326)     (1,766,978)      260%

Other income (Expense)                        (67,773)      (14,215)    377%         (231,161)        (13,938)     1558%

                                       ----------------------------            ------------------------------
     Loss from continuing operations         (994,276)     (679,239)     46%       (6,600,487)     (1,780,916)      271%

Discontinued Operations                              0     (249,991)    100%          (57,268)       (851,063)      -93%

                                       ----------------------------            ------------------------------
     Net loss                               ($994,276)    ($929,230)      7%      ($6,657,755)    ($2,631,979)      153%
                                       ============================            ==============================


                                                             20



Item 2: Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Revenue

Revenue for the three and nine months ended September 30, 2004 is summarized as follows:

                           -------------------------------     ------------------------------
                            Three Months ended September        Nine Months ended September
                           -------------------------------     ------------------------------
                                2004            2003                2004           2003
                                ----            ----                ----           ----
Nanobac Supplement                $82,374              $0            $107,585             $0
License revenue                         0               0              46,800              0
Nanobac TX                              0         205,560                   0        273,246
Diagnostic Products                35,767          35,781              69,705         45,732

                           ------------------------------     ------------------------------
                                 $118,141        $241,341            $224,090       $318,978
                           ==============================     ==============================


During December 2003, we voluntarily discontinued offering NanobacTX(TM), which accounted for approximately 80% of our revenue for the year ended December 31, 2003. Accordingly, our revenue for the first half of 2004 was significantly reduced from the level experienced in the last three quarters of 2003. During
February 2004, we licensed a new product to a third party. Effective June 2004, the above license agreement was cancelled and we initiated sales of this product directly to customers under the name of Nanobac Supplement. While we anticipate that revenue from Nanobac Supplement will replace the revenue we lost from discontinuance of Nanobac TX, we are not able to determine if this will actually occur during 2004. We are also in the process of accelerating our research and developing new products for better patient acceptance.

Revenue for the nine months ended September 30, 2003 represent four months of sales of Nanobac TX and diagnostic products subsequent to our acquisition of LABS in June 2003.

Cost of revenue

Cost of revenue consists of direct materials, testing services (for diagnostic products) and shipping. As a percentage of revenue, cost of revenue was approximately 36% for the three and nine months ended September 30, 2004 compared to approximately 75% for the three and nine months ended September 30, 2003. Cost of revenue for 2003 included a $30,000 fixed lab fee for our diagnostic products. This fee significantly increased our cost of revenue as a percentage of revenue. This fixed lab fee was eliminated in October 2003 and replaced with a variable cost structure.

In addition, the lower cost of revenue in 2004 was due in part to the 2004 license revenue having no direct costs. During June 2004, this licensing agreement was terminated and we initiated sales of Nanobac Supplement directly to customers, which has resulted in higher revenue and cost of revenue.

                                       21



Item 2: Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Gross Profit

Gross profit as a percentage or revenue was 64%, respectively for the three and nine months ended September 30, 2004 compared to approximately 25% for the three and nine months ended September 30, 2003. The increase in gross profit percentage is attributable to the 2004 license revenue having no costs and the existence of $30,000 of fixed lab costs in 2003 which were not incurred in 2004.
We anticipate gross profit as a percentage of revenue to be approximately 60% in the future.

Selling, General and Administrative

Approximately 65% of selling, general and administrative ("SG&A") expenses are comprised of payroll, travel and professional fees. Other significant SG&A expenses include facility rental, insurance, and public company expenses
(primarily professional fees and investor relations costs).

SG&A expenses for the nine months ended September 30, 2004 and September 30, 2003 include a $2.6 million charge and a $750,000 charge, respectively for stock issuances to our officers associated with services performed during the period of the bankruptcy. SG&A expenses, excluding the above charges, are summarized as follows:

                           -------------------------------     ------------------------------
                            Three Months ended September        Nine Months ended September
                           -------------------------------     ------------------------------
                                2004            2003                2004           2003
                                ----            ----                ----           ----

SG&A as reported                 $373,804        $447,054          $4,417,066     $1,523,322
Less charges for stock
issuances                            -               -             (2,562,750)      (750,000)

                           ------------------------------     ------------------------------
SG&A expenses net of
charges for stock
issuances                        $373,804        $447,054          $1,854,316       $773,322
                           ==============================     ==============================

SG&A expenses decreased approximately $74,000 for the three months ended
September 30, 2004 compared to the three months ended September 30, 2003. The primary reason for this decrease was that approximately $75,000 of public company expenses were incurred in July through September 2003 in connection with the June 2003 acquisition of LABS. Similar public company expenses (annual audit, annual reporting and other public company costs) were incurred in the first quarter of 2004 after the close of the Company's fiscal year.

The increase in SG&A for the nine months ended September 30, 2004 over September
30, 2003 (net of charges for stock issuances) is primarily attributable to the acquisitions of LABS and OY. LABS was acquired in June 2003 and OY was acquired in November 2003. Accordingly, only four months of SG&A for LABS and no months of SG&A for OY are included in the above expenses for the nine months ended
September 30, 2003. In addition, SG&A expenses for the nine months ended
September 30, 2004 include $150,000 of signing bonuses with the execution of employment agreements for key scientific personnel and $225,000 for professional fees in connection with our annual audit, annual reporting and other public company costs compared to approximately $75,000 for the nine months ended
September 30, 2003.

SG&A expenses for HealthCentrics are included in "Discontinued Operations".



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Research and Development

For the three and nine months ended September 30, 2004, approximately 60% of R&D expenses are for payroll and medical director fees and between 25% to 35% of R&D expenses are for research studies. Expenses for research studies fluctuate on a quarter over quarter basis as these expenses are dependent on specific initiatives and funding sources. Remaining R&D expenses include patents, facilities, travel and other lab expenses.

R&D expenses for the three months ended September 30, 2004 increased 121% compared to the three months ended September 30, 2003. This increase reflects our emphasis on R&D subsequent to the June 2003 acquisition of LABS. Specific increases include increased payroll, initiation of research studies, expansion of our patents and the November 2003 acquisition of OY, which included our laboratory In Koupio, Finland.

R&D expenses for the nine months ended September 30, 2004 increased 628% compared to the nine months ended September 30, 2003. In addition to our expansion of R&D as described in the preceding paragraph, LABS was acquired in June 2003 and OY was acquired in November 2003. Accordingly, only four months of R&D for LABS and no months of R&D for OY are included in the above expenses for the nine months ended September 30, 2003.

R&D expenses for HealthCentrics are included in "Discontinued Operations". We intend to continue to expand our R&D investment in the coming year.


Depreciation and amortization

Approximately 95% of depreciation and amortization are related to the amortization of Product Rights and Patents acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY.


Interest Expense

Interest expense for the three and nine months ended September 30, 2004 includes $91,000 and $237,000, respectively of interest expense on the stockholder loan.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loss from Continuing Operations

Loss from continuing operations for the three months ended September 30, 2004 was $1.0 million compared to $679,000 for the three months ended September 30, 2003. The increase in the loss is primarily attributable to the $206,000 of additional R&D expenses and $368,000 of additional intangible asset amortization expenses.

Loss from continuing operations for the nine months ended September 30, 2004 was $6.6 million compared to $1.8 million for the nine months ended September 30, 2003. Excluding one-time charges for stock issuances to our officers and executives of $2.6 million in 2004 and $750,000 in 2003, the loss from continuing operations increased approximately $2.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase reflects $1.3 million of additional R&D costs, $470,000 of additional intangible asset amortization costs and an additional five months of LABS SG&A expenses in 2004 compared to 2003.

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

As a result of our decision to dispose of the HealthCentrics business unit, the operations of HealthCentrics are retroactively removed from continuing operations and disclosed as a single line item on the statements of operations. The loss from discontinued operations for the nine months ended September 30, 2004 and 2003 is summarized as follows:


                                                 2004               2003
                                                 ----               ----

     Revenue                                          $5,301            $14,563
     Cost of revenue                                   9,208             56,755

                                           ------------------------------------
       Gross profit (loss)                            (3,907)           (42,192)

     Selling, general & administrative                53,361            605,315
     Research and development                           -               203,556

                                           ------------------------------------
       Net loss                                     ($57,268)         ($851,063)
                                           ====================================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources

Since emerging from Chapter 11 in 2002, we have financed our activities primarily from advances from affiliates of our Chairman and CEO, and from other shareholders, and from private placements of NNBP's common stock. This financing included the stockholder loan of approximately $7.5 million, which was converted to shares of our common stock on September 30, 2004.

As of September 30, 2004, we had total assets of $11.2 million of which only $40,000 were current assets. At September 30, 2004, we had total current liabilities of $1.3 million, a working capital deficit of $1.2 million and a retained deficit of $11.8 million.

Net cash used in operations was $2.6 million for the nine months ended September 30, 2004. The negative cash flow from operations reflects the $6.7 million net loss for the period offset by the non-cash charge of $2.6 million for common stock issued to executives and affiliates of our officers, depreciation and amortization of approximately $588,000, interest expense added to the principal balance of the stockholder loan of $237,000, and an increase in current liabilities of approximately $684,000.

Net cash provided by investing activities was approximately $175,000 for the nine months ended September 30, 2004, which reflects the receipt of $200,000 from an option exercise related to the acquisition of LABS offset by our purchase of fixed assets of approximately $27,000.

Net cash provided by financing activities was $2.4 million for the nine months ended September 30, 2004, which is attributable to stockholder loans of $1.9 million and $540,000 for common stock sales.

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


Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of September 30, 2004, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

On September 24, 2004 a civil action was filed in United States District Court - Southern District of California by World Health Products, LLC ("World Health") broadly alleging that the Company, together with a customer of the Company ("Customer"), has infringed on its Patent Number 5,602,180 related to the sale of suppositories included in the Company's supplement product. World Health alleged additional complaints against the Customer to which the Company is not liable. We believe that we have meritorious defenses to the claims in the action and that the resolution of this matter will not have a material adverse effect on our business, financial condition or results of operation; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Stock Subscriptions

On August 13, 2004, we executed a Subscription Agreement with The Nutmeg Group, LLC ("Nutmeg"), an accredited investor. Nutmeg paid us $500,000 during August 2004 and an additional $500,000 is due within five days that a registration statement is declared effective for the common shares that are being issued to Nutmeg. In exchange for the cash consideration, we are to issue Nutmeg shares of our common stock equal to the amount paid by Nutmeg divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock on the five days immediately prior to the date on which a registration statement is declared effective.

On September 7, 2004, we executed a Subscription Agreement with Jaytern Associates, Inc. ("Jaytern"), an accredited investor. Jaytern paid us $125,000 during September 2004 and an additional $125,000 is due within five days that a registration statement is declared effective for the common shares that are being issued to Jaytern. In exchange for the cash consideration, we are to issue Jaytern shares of our common stock equal to the amount paid by Jaytern divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock on the five days immediately prior to the date on which a registration statement is declared effective.

In addition, Nutmeg and Jaytern will be issued an equivalent number of warrants that are convertible into common stock. The exercise price for 50% of these warrants is 110% of the price per share paid by Nutmeg for the common stock. The exercise price for the remaining 50% of the warrants is 150% of the price per share paid by Nutmeg and Jaytern for the common stock. The warrants expire December 31, 2008. We agreed to register the common shares and warrants in a registration statement.

The above securities are being issued in reliance upon Section 4(2) of the Securities Act, because the investors were knowledgeable, sophisticated and had access to comprehensive information about us. We will place legends on the common share sand warrant agreements stating the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

No underwriters were employed with respect to the sale of these securities. Hartsfield Capital Securities (Hartsfield) is due a 10% success fee for the Nutmeg subscription. To date, Hartsfield has received $50,000 or 10% of the first traunch of cash received from Nutmeg. An additional $50,000 or 10% will be payable to Hartsfield when the second traunch of $500,000 is received from Nutmeg. In addition, Hartsfield is to receive warrants equal to 20% of the value of the Nutmeg transaction based on 100% of the market price of our stock at the final closing of the Nutmeg transaction. We estimate that the number of warrants to be issued to Hartsfield will be approximately 1,300,000.

Conversion of Debt into Equity

On August 30, 2004, we executed an agreement for the issuance of 923,458 common shares to Dr. E Olavi Kajander in exchange for the cancellation of $110,815 of current liabilities due to Dr. Kajander.

On August 30, 2004, our employment and acquisition agreement with Dr. E. Olavi Kajander, originally dated January 16, 2004, was amended resulting in the issuance of 5,000,000 warrants convertible into shares of our common stock and with an exercise price of $.005 per share and an expiration date of December 31, 2008. Our previous issuance of 5,000,000 common shares to Dr. Kajander was cancelled.

The above securities are being issued in reliance upon Section 4(2) of the Securities Act, because the investor was knowledgeable, sophisticated and had access to comprehensive information about us. We will place legends on the common shares and warrants stating the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. We agreed to register the common shares and warrants in a registration statement. No underwriters were employed with respect to the sale of these securities.

On September 30, 2004, we executed an agreement with Escape Velocity of Tampa Bay, Inc. ("Escape Velocity") for the issuance of 30,180,408 common shares in exchange for the cancellation of $7,521,649 of debt due to Escape Velocity. The loan was primarily a result of cash advances to NNBP and settlement of NNBP's liabilities plus accrued interest. Escape velocity is controlled by our Chairman and CEO. The above securities are being issued in reliance upon Section 4(2) of the Securities Act, because the investors were knowledgeable, sophisticated and had access to comprehensive information about us. We will place legends on the common shares and warrant agreements stating the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. We agreed to register the common shares in a registration statement subject to security law limitations. No underwriters were employed with respect to the sale of these securities.

(b) Not Applicable.

(c)  Not Applicable

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

         The Registrant filed a report on Form 8-K on September 13, 2004 under
         Item 1.01 announcing the entry into a Space Act agreement with NASA.

                                                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 11, 2004                 NANOBAC PHARMACEUTICALS, INCORPORATED




                                          /s/  John D Stanton
                                          -------------------------------------
                                               John D Stanton
                                               Chief Executive Officer

                      Nanobac Pharmaceuticals, Incorporated


EXHIBIT INDEX





EXHIBIT
NUMBER              DESCRIPTION                                             PAGE
---------           -------------                                           ----


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