Form 10KSB
period 2004-12-31
NANOBAC PHARMACEUTICALS INC
filed 2005-04-15
CIK 925894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB
    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                      Act of 1934 For the fiscal year ended
                                DECEMBER 31 2004

                      NANOBAC PHARMACEUTICALS, INCORPORATED
             (Exact name of registrant as specified in its charter)

          FLORIDA                       0-24696               59-3248917
(State or Other Jurisdiction    (Commission File Number)   (I.R.S. Employer
     of Incorporation)                                    Identification Number)


    2727 W. DR. MARTIN LUTHER KING JR. BLVD, SUITE 850, TAMPA, FLORIDA 33607
               (Address of Principal Executive Office) (Zip Code)

                                 (813) 264-2241
              (Registrant's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBor any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

State issuer's revenue for its most recent fiscal year:  $358,361

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $9,183,809 as of April 13, 2005. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of April 13, 2005 there were 187,340,093 shares of the Registrant's Common Stock outstanding.

                      NANOBAC PHARMACEUTICALS, INCORPORATED

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS
                                      PAGE

PART I
            Item 1.    Business                                                3
            Item 2.    Properties                                             13
            Item 3.    Legal Proceedings                                      13
            Item 4.    Submission of Matters to a Vote of the Security
                         Holders                                              13

PART II
            Item 5.    Market for Registrant's Common Stock and Related
                         Shareholder Matters and Small Business Issuer
                         Purchases of Equity Securities                       14
            Item 6.    Selected  Financial Data                               18
            Item 7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  19
            Item 7A.   Quantitative and Qualitative Risk                      37
            Item 8.    Financial Statements and Supplementary Data            37
            Item 9.    Changes in and Disagreements with Independent
                         Auditors on Accounting and Financial Disclosure      37
            Item 9A.   Controls and Procedures                                38

PART III
            Item 10.   Directors and Executive Officers of the Registrant     39
            Item 11.   Executive Compensation                                 42
            Item 12.   Security Ownership of Certain Beneficial Owners and
                         Management and Related Stockholder Matters           45
            Item 13.   Certain Relationships and Related Transactions         47
            Item 14.   Principal Accountant Fees and Services                 48

PART IV
            Part 15.   Exhibits, Financial Statements, Schedules and
                         Reports on Form 8-K                                  49

                                     PART I
ITEM 1.  BUSINESS

Nanobac Pharmaceuticals, Incorporated and its subsidiaries (which may be referred to as "Nanobac", "the Company", "NNBP", "we", "us", or "our") is a research-based bio-lifescience company.

Our research is focused on investigating the role of Nanobacterium sanguineum, ("Nanobacteria") in human diseases. Researchers at Nanobac have discovered a novel nano-sized particle that we believe is responsible for a majority of diseases associated with soft tissue calcification or plaque. Nanobacteria are extremely tiny, mineral forming units composed of calcium and phosphate, two primary components of bones and teeth. Because of the mineralizing properties of Nanobacteria, they have also been called calcifying nano-particles. Calcifying nano-particles have been identified at the center (nidis) of numerous diseased tissues and floating in blood vessels and in the urinary tract.

While calcification is a normal process for building healthy bones and teeth, calcification also plays a role in other conditions related to diseases, such as strokes and heart attacks. We believe that blood-borne nanobacteria forms slow-growing calcified colonies in arteries and organs, much as coral reefs are formed. Calcification of blood vessels typically involves the heart's coronary arteries in atherosclerosis. It also occurs in arteries more generally throughout the body in arteriosclerosis, or hardening of the arteries. Kidney stones are calcifications within the urinary tracts. In addition, pathologic or soft tissue calcifications are observed in many other diseases such as, prostatitis (a painful inflammation of the prostate gland), and Polycystic Kidney Disease (growths of cysts in the kidneys). Research has shown the presence of Nanobacteria in the parts of the body affected by these diseases. We believe that Nanobacteria may play a key role in the pathogenesis of these and other diseases.

We believe that our research will lead to a better understanding of Nanobacteria and its role in disease. This in turn will enable us to develop better diagnostic tests to detect the presence of Nanobacteria and therapies to treat Nanobacterial infection.

Our objective is to gain a better understanding of the role Nanobacteria plays in diseases associated with soft tissue calcification (or the build up of calcified deposits within the body), and to develop new methods to detect and treat diseases associated with nanobacterial infection. At the same time, we intend to expand the sales of our Dietary Supplements and In Vitro Diagnostic products. Our business is comprised of three areas:

      o     Dietary Supplements
      o     In Vitro Diagnostics
      o     Bio-Medical Research - Pharmaceutical Drug Discovery

We believe these three areas will fuel each other. The development of new and more effective methods to diagnose nanobacterial infection and diseases involving pathologic calcification should increase the demand for our dietary supplements and for new drugs that we may bring to the market alone or in partnership. Likewise, as more effective therapies come to market, diagnostic test ordering tends to increase.

While there is still a long way to go in the study of Nanobacteria, we are pleased with the results we have achieved thus far and we are optimistic about the prospects for the future development of diagnostic tests and treatments for diseases caused by - or associated with - nanobacterial infection.

DIETARY SUPPLEMENT PRODUCTS

Through our research, we have developed a combination of dietary supplements called "Nanobac Supplements" that are part of a patented therapeutic regimen.

Preliminary studies have shown that the Nanobac Supplements in combination with the antibiotic Tetracycline may decrease soft tissue calcification. One component of the Nanobac Supplements is a calcium disodium ethylene diamine tetraacetic acid ("EDTA") rectal suppository. EDTA is a synthetic amino acid that acts as a chelator (binding molecules such as metals and minerals and holding them tightly so that they can be removed from a system). EDTA chelation removes heavy metals and minerals from the blood, and is approved by the U.S. Food and Drug Administration ("the FDA") for use in treating lead poisoning and toxicity from other heavy metals. Studies have shown that EDTA may help break up calcium deposits allowing the calcium to be removed from the body. The Company also markets a dietary supplement that is combined with the EDTA suppository. The Nanobac Oral Supplement is a proprietary blend of essential amino acids, enzymes, antioxidants and natural anti-inflammatory components.

      - Enzymes are proteins produced by living organisms and functioning as biochemical catalysts in living organisms. Enzymes can speed up reactions in the body and this may help injured tissue repair faster.

      - An antioxidant is a chemical compound or substance that inhibits oxidation. The Nanobac Oral Supplement includes several major antioxidants. Increasing evidence suggests that using antioxidants can prevent LDL cholesterol lipoprotein oxidation and its resulting damage to arterial tissue.

We intend to maximize the sales of our existing Nanobac Supplements by establishing revenue generating collaborations with medical providers and expanding our channels of distribution through partnerships with complementary technology companies.

A recent preliminary study of prostatitis patients provided evidence that patients using the Nanobac Supplements, combined with the antibiotic Tetracycline, over a three month period showed significant improvement in their symptoms of chronic prostatitis / chronic pelvic pain syndrome. We are encouraged by the findings of this and other studies and are actively marketing the Nanobac Supplements while continuing our research into the cause of soft tissue calcification and effect of Nanobacteria on diseases. Based upon our findings, we anticipate developing more effective countermeasures to treat diseases in which Nanobacteria may play a role.

DIAGNOSTICS

We have developed two diagnostic assays to identify the presence of Nanobacteria in blood. One test measures levels of Nanobacterial antigen (NANO-CAPTURE - Nanobacterial Antigen Assay) and the other test measures whether a patient has been exposed to Nanobacteria (NANO-SERO - Nanobacteria Antibody Assay).

An antigen is generally defined as a substance that, when introduced into the body, stimulates the production of an antibody. An antibody is generally defined as any of various proteins in the blood that are generated in reaction to foreign proteins or polysaccharides, neutralize them, and thus produce immunity against certain microorganisms or their toxins.

In October 2004 we announced the signing of a Manufacturing Agreement with Medicorp, Inc., for the production of NANO-CAPTURE and NANO-SERO Assays. Nanobac is transferring production of both assays from our Nanobac OY research laboratory in Kuopio, Finland to Medicorp in preparation for expanded distribution and potential FDA clinical trials. Medicorp is Canada's largest, independent ISO 9001-certified manufacturer and distributor of immunodiagnostic and microbiology products.

The NANO-CAPTURE and NANO-SERO test kits will be sold through a distributor network. We have signed a distribution agreement with Oxoid Ltd. ("Oxoid") for territories in Europe, Brazil and Australia. Oxoid is one of the world's leading manufacturers and distributors of microbiological culture media and other diagnostic products. With corporate headquarters in Basingstoke, Hampshire, Oxoid Ltd is supported by a network of wholly owned sales and distribution companies in Europe, North and South America and Australia. We have also recently received notification of CE Mark status, which is necessary for distribution of our kits in Europe.

Our goal is to develop diagnostic assays that will be globally distributed for a variety of diseases associated with nanobacterial infection and pathologic calcification. Our diagnostic tests will facilitate further research into the cause and effect of Nanobacteria and will allow researchers the ability to measure changes in levels of Nanobacteria in their test patients.

RESEARCH

Nanobacterial research is ongoing around the world. Our lead scientists Olavi Kajander and Neva Ciftcioglu, have formed multidisciplinary alliances with top researchers including: Hojatollah Vali, McGill University, Canada; Mayo Clinic, Rochester, Minnesota; University of South Florida; Iowa State University; D. Shoskes, Cleveland Clinic; Garcia-Cuerpo, Spain; China Ghangsha group; Sommer, Univ. of Ulm; Pretorius, South-Africa; G. Epstein/J.T. Salonen; Tom & Marcia Hjelle, Univ. of Illinois; Y. Av-Gay, University of British Columbia; and R. Berger, Miami Heart Institute, Miami FL. We intend to serve as the nexus for research scientists and become the premier leader in nanobacterial research and distribution of knowledge. We generally retain the rights for the commercialization of intellectual property that result from these collaborative studies.

To date, these collaborations have resulted in the publishing of over 80 articles, numerous abstracts and book chapters. Example publications since 1998 include articles in Science, Nature and Nature Medicine, Proceedings of the National Academy of Sciences, Lancet, New Scientist, Molecular Medicine, PDA Journal, Kidney International, Circulation, Journal of Pathophysiology, and American Society for Microbiology.

In 2004, we entered into a Space Act Agreement with NASA's Johnson Space Center ("JSC"), Houston Texas, to collaborate on the research of nanobacteriium sanguineum and its nature and role in pathological calcification, including the detection and treatment of the pathogen. Since Astronauts may be more prone to an increased rate of pathological calcification while in a zero gravity environment, the collaboration will support NASA's need to better understand the effects of long-term space travel on humans. In addition, Nanobac's work provides a model for studying mineralized organic matters that could aid NASA in the search for extraterrestrial life.

Nanobac co-founder and Director of Science, Neva Ciftcioglu, Ph.D. will remain at NASA JSC as Staff Scientist and principal researcher. Under the agreement, NASA will provide workspace at JSC for Nanobac's personnel located at JSC. The agreement further provides Nanobac the opportunity to work together with a multidisciplinary team of NASA researchers while having access to basic laboratory services for nanobacteria science, including electron microscopy, molecular biology and geology-mineralogy research facilities. Projects ranging from searching for nanobacteria biosignatures in earth fossils and in Mars meteorites to diagnosing and treating nanobacteria infection are anticipated. Nanobac will provide JSC with equipment and specialty supplies for nanobacteria research and apply its pioneering diagnostic and treatment experience in the field.

We own the rights for the commercialization of intellectual property that results from our collaborative research at NASA JSC. However, the U.S. Federal Government retains the right to use this intellectual property for U.S. Government purposes without compensation to us.

THE ROLE OF NANOBACTERIA IN CALCIFICATION ASSOCIATED DISEASES

CARDIOVASCULAR DISEASES

The most serious and widespread of the diseases caused by calcified plaque are atherosclerosis (hardening of the arteries) and coronary heart disease. Coronary heart disease is caused by a narrowing of the coronary arteries that feed the heart, which may be caused by the build-up of Nanobacteria.

Many cardiovascular researchers have shown that atherosclerosis might be the life-long result of our bodies' various healing mechanisms and inflammatory responses to infection. Researchers have sought to isolate an infectious agent that is present in our tissues that could stimulate the development of atherosclerotic plaques. Until recently, no single infection, viral or bacterial, had been implicated.

The Company believes that Nanobacteria might play a key role in the development of atherosclerosis and consequently focused its early efforts on investigating the relationship between Nanobacteria and atherosclerosis.

Three recently published studies conducted by prominent medical researchers have collectively shown that Nanobacteria might be the previously unidentified agent involved in the development of atherosclerotic heart disease. A group of researchers at the Mayo Clinic, led by Virginia Miller, PhD showed that Nanobacteria are present in calcified atherosclerotic coronary arteries and heart valves.

Cardiovascular researcher Benedict Maniscalco, MD published a study that showed that patients with severe coronary artery disease tested positive for nanobacterial antigen. The study also indicated that a majority of cardiac patients that received the Nanobac Supplements had a decrease in their coronary artery calcium scores. Angina was decreased or ablated in 16 of 19 patients. Lipid (fats and fat like materials) profiles also improved in most patients. Dr. Maniscalco's study concluded that the coronary artery calcium scores of most coronary artery disease patients decreased during the period they used the Nanobac Supplements inferring regression of calcified coronary artery plaque volume. The patients tolerated the therapy well and their angina and lipid profiles improved.

Also, at a recent American Heart Association scientific session, one of the world's most prominent heart disease researchers, Stephen E. Epstein, MD, Director of the Cardiovascular Research Institute at Washington Hospital Medical Center in Washington D.C., reported that 94% of people with calcified coronary arteries have nanobacterial infection as measured by the Company's Nanobacterial Antibody Assay, and that antibody results correlated with coronary calcification scoring. Therefore, the Nanobacterial Antibody Assay may be a predictor of patients with high levels of calcium in their coronary arteries. These patients are at the highest risk for a heart attack. Thus, the Nanobacterial Antibody Assay could be used as a biomarker that may predict which patients are at greatest risk for a heart attack.

The collective weight of the three studies suggests that nanobacteria infection may be the previously unknown infectious agent associated with atherosclerotic plaque. The physical presence of Nanobacteria in the diseased artherosclerotic tissues and the correlation with heart disease calcification levels suggests that long-term nanobacterial infection is involved in the development of the calcification in atherosclerotic heart disease.

Nanobac is continuing its research of the relationship between nanobacterial infection and heart disease and has expanded its research to include other diseases involving pathological calcification.

UROLOGICAL DISEASES

Kidney stones are one of the most common disorders of the urinary tract. A kidney stone is a solid piece of material that forms in the kidney out of substances in the urine. A problem stone can block the flow of urine and cause great pain.

Prostatitis is a painful inflammation of the prostate gland. Symptoms may include pain while urinating or ejaculating, chills or fever, perineal, testicular, bladder or low back pain.

Polycystic kidney disease ("PKD") is a genetic disorder characterized by the growth of numerous cysts in the kidneys. PKD cysts can slowly replace much of the mass of the kidneys, reducing kidney function and leading to kidney failure.

Researchers have shown a relationship between Nanobacteria and urological diseases such as kidney stones, prostatitis, and PKD. Until these studies, no single infection, viral or bacterial, had been identified that could have caused the progression of these diseases.

Nanobac has focused on investigating the relationship between Nanobacteria and these urological diseases.

Kidney Stones: Several studies conducted by prominent medical researchers have collectively shown Nanobacteria as a probable cause of kidney stone formation. Depending upon the patient population, researchers have found that 62% to 97% of kidney stones have Nanobacteria. The presence of Nanobacteria is independent of the type of kidney stone.

It is believed that Nanobacteria create the calcific deposits that are physically present in the kidney stones and therefore may be the cause of kidney stone formation.

The Company has been working with scientists at NASA to research the effects of Nanobacteria in the formation of kidney stones during space flights. Neva Ciftcioglu, the Company's Director of Science, and a team of NASA scientists used multiple techniques to determine that Nanobacteria infection multiplies faster in space flight simulated conditions than on Earth. This determination is especially important to NASA as it indicates that astronauts on future long-term missions to the moon and Mars are at an increased risk for developing kidney stones.

The Company is continuing its collaboration with NASA. The observation that Nanobacteria grow faster in conditions simulating the microgravity conditions of space also allows researchers to grow cultures faster. A problem facing researchers in studying Nanobacteria had been in developing a sufficient amount of material. Nanobacterial particles double about once every three days compared to typical bacteria which doubles about every 20 minutes.

Prostatitis: A recent observational study of prostatitis patients, led by Daniel
A. Shoskes, M.D., of Cleveland Clinic Florida, demonstrated a significant improvement in the symptoms of chronic prostatitis / chronic pelvic pain syndrome for those patients who took Nanobac Supplements for a period of three months. The treated group of fifteen patients had prostatic stones and longstanding Chronic Pelvic Pain Syndrome ("CPPS") symptoms that were not responsive to prior conventional therapies. Two of the patients in the test group who had been on complete medical disability have returned to work.

Polycystic Kidney Disease ("PKD"): Studies have shown that 100% of kidney cyst fluids and urine were positive for Nanobacteria. Nanobac plans to initiate research trials that will evaluate the link between Nanobacteria and PKD.

OTHER OPPORTUNITIES

Nanobacteria may also be contaminating biologics, like vaccines and bio-medical devices, like implantable hip replacement parts. We are exploring commercial opportunities to detect and eradicate nanobacterial infection or contamination in the following additional markets:

      o     Bio-Medical- Vaccines and Blood Products
      o Bio-Industrial- Implantable Durable Medical Devices and Medical Exam Equipment

NANOBACTERIUM SANGUINEUM BACKGROUND AND DESCRIPTION

Nanobacterium sanguineum (nanobacteria) was discovered in 1988 by Finnish researcher Olavi Kajander, M.D., PhD. Dr. Kajander was carrying out mammalian cell research when a routine mammalian cell culture experiment, using commercially available fetal bovine serum as the growth media, just wasn't getting off the ground. The cells weren't thriving and dividing like they should; the cells were sickly and died off before any study could be done. Strange vacuoles were forming up in many of the cells, and these cells subsequently died. Dr. Kajander, like all basic cell researchers, had encountered this problem before; sometimes their cell cultures worked, and sometimes they didn't. Dr. Kajander researched this further and after several weeks of culture, turbidity developed in one of the flasks. We believe this represented the first isolation of Nanobacterium sanguineum.

In 1991 Dr. Kajander was joined by microbiologist Neva Ciftcioglu, Ph.D. at the University of Kuopio, Finland. Their research established that the blood-borne nanobacteria forms slow-growing calcified colonies in arteries and organs, much as coral reefs are formed. Nanobacteria have been found in human and animal blood, urine and saliva. The name "nanobacteria" was introduced and patented by Dr. Olavi Kajander as the name for very small mineral-associated bacteria-like particles.

COMPETITION

The market for providing physicians and managed care organizations with nanobacteria related disease management and services is just emerging, and we believe are currently the only company providing a comprehensive approach to managing nanobacterial diseases.

The general market for academic researchers and clinical laboratories with In Vitro diagnostic test kits is highly competitive and includes diagnostic companies such as, Roche, Abbott, Bayer, Johnson & Johnson, and Dade Behring.

The general market for specialized clinical laboratory services for detection, diagnosis, prognosis and monitoring is highly competitive and dominated by Quest and Labcorp. Their competitive strength lies in their service capabilities and their ability to provide local couriers for specimen pickup and broad-based contracting ability with managed care organizations.

The general market for pharmaceuticals and dietary supplements is also highly competitive and includes Fortune 500 pharmaceutical companies as well as small to medium sized pharmaceutical and dietary supplement companies.

Nanobac believes that it will be able to grow and defend the specialized nanobacteria related disease market niche due to its expertise in the field, its disease management approach, and its technology leadership.

GOVERNMENT REGULATION

Clinical Reference Laboratory

The clinical reference laboratory operations are not regulated directly by the FDA. Clinical reference laboratories in the United States are regulated under the federal Clinical Laboratory Improvement Act (CLIA). Our reference laboratory is located in Kuopio Finland and is regulated by European Union and Finland laws and is not regulated by CLIA.

In Vitro Diagnostics

The FDA regulates in vitro diagnostic kits and reagents. We intend to begin clinical studies to support an FDA filing for both the NANO-CAPTURE and NANO-SERO assays. The timing of our clinical trials and FDA approval is dependent on future funding. We recently received notification that our NANO-CAPTURE and NANO-SERO assays meet the criteria for CE Mark in Europe.

Dietary Supplements

FDA regulates dietary supplements under a different set of regulations than those covering "conventional" foods and drug products (prescription and Over-the-Counter). Under the Dietary Supplement Health and Education Act of 1994 (DSHEA), the dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed. FDA is responsible for taking action against any unsafe dietary supplement product after it reaches the market. Generally, manufacturers do not need to register with FDA nor get FDA approval before producing or selling dietary supplements. Manufacturers must make sure that product label information is truthful and not misleading.

FDA's post-marketing responsibilities include monitoring safety, e.g. voluntary dietary supplement adverse event reporting, and product information, such as labelling, claims, package inserts, and accompanying literature. The Federal Trade Commission regulates dietary supplement advertising.

ENVIRONMENTAL MATTERS

We have not been impacted financially or operationally by environmental laws.

GEOGRAPHIC

We will initially focus our dietary supplement business in North America. To date, over 95% of our revenue is from the United States. We also plan to develop our markets in the European Union through the operations of our Finnish Subsidiary, Nanobac OY.

EMPLOYEES

We have seven employees in our corporate headquarters in Tampa, Florida, one employee at the NASA facility in Houston Texas and five employees in Finland.

FACTORS THAT MAY AFFECT THE COMPANY

We operate in a rapidly changing environment that involves a number of risks, uncertainties, and assumptions, many of which are beyond our control. For a discussion of some of these risks, see "--Risk Factors" in Item 7 of this report. Other risks are discussed elsewhere in this Form 10-KSB.

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

Financial and other information about the Company is available on our website (http://www.nanobaclabs.com). We make available on our website, through links to the SEC website, copies of our annual report on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

ITEM 2.  PROPERTIES

The following table sets forth a description of our facilities:

                    Square Feet
    Location          (Approx)      Lease Expiration    Function
------------------  -------------  -------------------  ------------------------------
Tampa, Florida          7,700        June 2007 -        Headquarters for Nanobac
                                     June 2010          operations (approximately 2,100
                                                        square feet has been subleased to
                                                        an unaffiliated entity)

Koupio, Finland         1,500        3 months notice    Research and laboratory facility


We expect that our current facilities will be sufficient for the foreseeable future. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

Except as described below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

On September 24, 2004 a civil action was filed in United States District Court - Southern District of California by World Health Products, LLC ("World Health") broadly alleging that the Company, together with a customer of the Company ("Customer"), has infringed on its Patent Number 5,602,180 related to the sale of suppositories included in the Company's supplement product. World Health alleged additional complaints against the Customer to which the Company is not liable. During February 2005, World Health dropped the Company from their lawsuit as their tests of our suppositories determined that World Health's patents were not being infringed upon.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock is traded under the symbol "NNBP".

From October 12, 1994 through August 18, 1997, the Company's Common Shares were traded in the NASDAQ SmallCap Market under the symbol "NATD". Beginning August 18, 1997 the Company's Common Shares were traded on the Over The Counter Bulletin Board. Effective March 27, 2000, the trade symbol was changed to "AMER". Effective July 21, 2003, the trade symbol was changed to "NNBP". From March 2001 through November 2004, our Common Shares have traded through the Over The Counter Pink Sheets. From November 2004 to present, our Common Shares have been traded on the Over The Counter Bulletin Board ("OTCBB"). The following table sets forth the high and low bid prices for Common Shares as reported by NASDAQ, OTC Pink Sheets, and OTCBB for the periods indicated. Quotations on NASDAQ, OTC Pink Sheets and OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                 HIGH                      LOW
2003
First Quarter                    $1.70                    $0.50
Second Quarter                   $0.69                    $0.24
Third Quarter                    $1.34                    $0.62
Fourth Quarter                   $1.05                    $0.49

2004
First Quarter                    $0.90                    $0.41
Second Quarter                   $0.71                    $0.22
Third Quarter                    $0.30                    $0.16
Fourth Quarter                   $0.30                    $0.14

On April 13, 2005, the closing bid quote for the Common Shares was $.116 per share, and there were 252 holders of record of Common Shares. Our common shares are issued in registered form. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for our common shares.

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

CHANGES IN SECURITIES

During January 2004 we issued 4,500,000 shares to an entity affiliated with our Chief Executive Officer ("CEO") as part of the plan of reorganization approved by the United States Bankruptcy Court. This affiliate received its shares in reliance upon Section 4(2) of the Securities Act of 1933, because the holder was knowledgeable, sophisticated and had access to comprehensive information about us. At all relevant times we were a reporting company under the Securities Exchange Act of 1934 and there was readily available adequate current public information with respect to the Company.

During January 2004 and March 2004 (and amended in August 2004), we entered into an employment agreements with E. Olavi Kajander and Neva Ciftcioglu which included provisions to acquire their 35% ownership of Nanobac OY for 5,000,000 shares of our common stock, 5,000,000 warrants with an exercise price of $.005 per share and cash of 15,000 Euros. Each of these employees received their shares in reliance upon Section 4(2) of the Securities Act of 1933, because each holder was knowledgeable, sophisticated and had access to comprehensive information about us. At all relevant times we were a reporting company under the Securities Exchange Act of 1934 and there was readily available adequate current public information with respect to the Company. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

From August 2004 through November 2004, we entered into agreements with three creditors to convert $269,538 of current liabilities due to them for professional services into 2,097,843 shares of our common stock. Each of these creditors received their shares in reliance upon Section 4(2) of the Securities Act of 1933, because each of the holders was knowledgeable, sophisticated and had access to comprehensive information about us. At all relevant times we were a reporting company under the Securities Exchange Act of 1934 and there was readily available adequate current public information with respect to the Company. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 30, 2004, we entered into an agreement with our primary lender to convert a $7.5 million loan balance into 29,999,964 shares of our common stock at $0.25 per share. The lender is affiliated with our Chief Executive Officer. The lender received these shares in reliance upon Section 4(2) of the Securities Act of 1933, because each of the holders was knowledgeable, sophisticated and had access to comprehensive information about us. At all relevant times we were a reporting company under the Securities Exchange Act of 1934 and there was readily available adequate current public information with respect to the Company. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

From August 2004 through January 2005, we executed Subscription Agreements with three unaffiliated investors and one affiliated investor. These investors paid us 50% of the subscription price at execution and the remaining 50% is due within five days from the date that a registration statement is declared effective for the common shares that are being issued. In exchange for the cash consideration, we are to issue these investors shares of our common stock equal to the amount paid divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock for the five days immediately prior to the date on which a registration statement is declared effective ("The Fixed Price"). In addition, each of these investors will receive an equivalent number of warrants with expiration dates of five years from the date of issuance. One half of these warrants will be priced at 120% of the Fixed Price and the remainder will be priced at 150% of the Fixed Price. The minimum number of shares and warrants that will be issued under these Subscription Agreements (assuming a Fixed Price of $0.12 per share) is as follows:

                                     Number
                                   of Shares     Per Share     Proceeds
                                ---------------  ---------   -------------
Common Stock:
   Unaffiliated Investors            16,250,000    $0.12        $1,950,000
   Affiliates                         8,333,333    $0.12        $1,000,000

                                ---------------              -------------
                                     24,583,333                 $2,950,000
                                ===============              =============

                                     Number      Exercise
                                  of Warrants      Price
                                ---------------  --------
Warrants:
   Unaffiliated Investors             8,125,000   $0.132
   Unaffiliated Investors             8,125,000   $0.180
   Affiliates                         4,166,667   $0.132
   Affiliates                         4,166,667   $0.180

                                ---------------
                                     24,583,333
                                ===============

As of December 31, 2004, 10,625,000 shares had been issued under the above Subscription Agreements. The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.11 to $0.14 per share, approximately twice as many shares and warrants would be issued as described above.

Each of these investors received their shares in reliance upon Section 4(2) of the Securities Act of 1933, because each of the holders was knowledgeable, sophisticated and had access to comprehensive information about us. At all relevant times we were a reporting company under the Securities Exchange Act of 1934 and there was readily available adequate current public information with respect to the Company.

A success fee was awarded to a broker for completing the transaction to one of the above unaffiliated investors in the form of 5-year warrants equal to 20% of the value of the transaction. These warrants have exercise prices equal to $0.16 to $0.22 per share for transactions completed to date. Future warrants issued under this agreement will have an exercise price equal to NNBP's stock price on the date of closing. We estimate that approximately 2.2 million warrants will be issued to this broker.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASES

None

SELECTED QUARTERLY FINANCIAL DATA

                                Mar 31           Jun 30           Sep 30           Dec 31
                                -------          -------          -------          -------
2004 QUARTER ENDED
       Revenue                  $32,385          $73,564         $118,141         $134,271
       Net loss             ($4,279,240)     ($1,384,238)       ($994,276)     ($1,217,024)
      Loss per share:
          Basic                  ($0.03)          ($0.01)          ($0.01)          ($0.01)
          Diluted                ($0.03)          ($0.01)          ($0.01)          ($0.01)

                                Mar 31           Jun 30           Sep 30           Dec 31
                                -------          -------          -------          ------
2003 QUARTER ENDED
       Revenue                       $0          $77,637         $241,340         $163,838
       Net loss             ($1,234,083)       ($468,666)       ($929,230)     ($1,067,512)
      Loss per share:
          Basic                  ($0.03)          ($0.01)          ($0.01)          ($0.01)
          Diluted                ($0.03)          ($0.01)          ($0.01)          ($0.01)

The 2003 results include the acquisition of LABS in June 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from our consolidated financial statements. The information below should be read in conjuncture with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes. The following information is presented as of and for the period from February 22, 2002 (date of inception) through December 31, 2002 and as of and for the years ended December 31, 2003 and 2004.

                                                                        Years ended December 31,
                                                                   2004                 2003              2002
                                                                  -----                -----             ----
CONSOLIDATED BALANCE SHEET DATA:
     Working Capital                                            ($1,189,310)        ($6,763,635)      ($340,922)
     Total assets                                                $9,684,307          $6,044,090          $5,223
     Total liabilities                                           $3,573,463          $6,850,246        $346,145
     Shareholders' equity (deficit)                              $6,110,844           ($806,156)      ($340,922)
     Shares outstanding at period end                           187,240,093          99,968,840      19,982,965

CONSOLIDATED STATEMENT OF OPERATION DATA:
     Revenue                                                       $358,361            $482,815              $0
     Gross profit                                                  $257,891            $149,693              $0
     Operating loss                                             ($7,600,383)        ($2,700,211)       ($43,621)
     Loss from continuing operations                            ($7,817,510)        ($2,761,133)       ($43,621)
     Net loss                                                   ($7,874,778)        ($3,699,491)    ($1,475,299)
     Diluted earnings per share                                      ($0.05)             ($0.05)         ($0.11)
     Cash dividends                                                      $0                  $0              $0
     Cash dividends per share                                         $0.00               $0.00           $0.00

     Weighted average common shares                             152,903,084          67,489,524      13,941,197


(1) Consolidated Balance Sheet and Consolidated Statement of Operation data for the years ended December 31, 2004 and 2003 give effect to our acquisition of NanobacLabs Pharmaceuticals, Inc. in June 2003 and Nanobac OY in November 2003.

(2) Consolidated Statement of Operation data for the years ended December 31, 2004, 2003 and 2002 give effect for the October 2003 decision to dispose of the HealthCentrics business Unit. Accordingly, HealthCentrics' operations for 2002 and 2003 have been removed from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During calendar 2004, and for the foreseeable future, our primary focus is on the research of the role Nanobacteria plays in human diseases in which pathologic calcification deposits are found. Since the beginning of 2004, there have been an increasing number of studies linking Nanobacteria to serious health problems, including cardiovascular diseases, peripheral vascular diseases, prostatitis, kidney stones, and Polycystic Kidney Disease. These studies have provided additional evidence of a relationship between Nanobacteria and these diseases in which pathological calcification is present. Our focus is in determining how Nanobacteria works and what countermeasures can be developed to better treat these diseases.

Recently we signed a collaborative agreement with the Mayo Foundation for Medical Education and Research to conduct research relating to the prevalence and treatment of nanobacteria in specific disease populations. The parties will evaluate the role of nanobacteria through four studies utilizing diagnostic test kits developed by Nanobac.

We continue with our collaborative efforts with scientists at NASA researching the effects of Nanobacteria in the formation of kidney stones under conditions simulating space flight. We also signed a collaborative agreement with Iowa State University to work with the Department of Geological and Atmospheric Sciences to explore novel methodologies for detecting calcified nano-particles which may be related to nanobacteria.

While there remains significant work ahead, we are encouraged by the progress being made in the study of Nanobacteria and the increasing level of acceptance in the medical community that there may be a relationship between the nano-particles we call Nanobacteria and the progression of certain diseases involving pathologic calcification. Our continuing research and development efforts, along with our efforts in obtaining recognition by various regulatory agencies (e.g. the FDA and similar agencies throughout the world), will require significant additional amounts of financing over the next several years.

We are attempting to protect the intellectual property rights to our discoveries including our treatment therapies and our diagnostic methods by obtaining patents. We currently have one issued patent and multiple patent applications for treatment therapies including the combination of EDTA and tetracycline to treat nanobacteria infections and the formula mix and treatment regimen for Nanobac Supplements, We also have one issued patent and multiple patent applications related to our diagnostic products We are attempting to further protect our intellectual property rights by obtaining additional patents in unique areas of research with respect to the role of Nanobacteria in pathologic calcification. These efforts are ongoing and will require significant additional infusions of financing to complete. It is also anticipated that additional patents will be sought in the future as our research and development efforts yield new discoveries.

We began direct sales of our Nanobac Supplements in June 2004. Nanobac Supplements are currently being marketed to the alternative medicine market and directly to the customer over the Internet. We anticipate that the Nanobac Supplements are the first generation of treatment therapies that we will develop and that the portfolio of treatments will increase as a result of our continuing research into the effect of Nanobacteria in numerous diseases.

During calendar 2004, our two diagnostic tests have gained additional recognition for their ability to identify Nanobacteria. We plan to initiate marketing our diagnostic testing kits in Europe during the first half of 2005.

During April 2004, we announced a name change from Nanobac Pharmaceuticals, Incorporated to Nanobac Life Sciences, Inc. to become effective upon approval by the shareholders. RESULTS OF OPERATION The following table presents the percentage of period-over-period dollar change for the line selected items in our Consolidated Statements of Operations for the years ended December 31, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

                                                 ------------------------------------------------
                                                               YEAR ENDED DECEMBER
                                                 ------------------------------------------------
                                                       2004             2003          % Change
                                                       ----             ----          --------
      Revenue                                            $358,361         $482,815          -26%
      Cost of revenue                                     100,470          333,122          -70%

                                                 ----------------------------------
         Gross Profit                                     257,891          149,693           72%
         Gross Profit percentage                               72%              31%

      Selling, general and
      administrative                                    4,765,841        2,128,375          124%
      Research and development                          2,375,363          540,426          340%
      Depreciation and amortization                       717,070          181,103          296%

                                                 ----------------------------------
         Operating loss                                (7,600,383)      (2,700,211)         181%

      Other income (Expense)                             (217,127)         (60,922)         256%

                                                 ----------------------------------
         Loss from continuing operations               (7,817,510)      (2,761,133)         183%

      Discontinued Operations                             (57,268)        (938,358)         -94%

                                                 ----------------------------------
         Net loss                                     ($7,874,778)     ($3,699,491)         113%
                                                 ==================================

2004 COMPARED TO 2003


REVENUE

Revenue for the years ended December 31, 2004 and 2003 is summarized as follows:

                                                2004             2003
                                                ----             ----

Nanobac Supplements                               $230,321               $0
License revenue                                     46,800                0
Nanobac TX                                               0          407,242
Diagnostic Products                                 81,240           75,573
                                           ---------------- ----------------
                                                  $358,361         $482,815
                                           ================ ================

During December 2003, we voluntarily discontinued offering NanobacTX, which accounted for 84% of our revenue for the year ended December 31, 2003. Accordingly, our revenue for the first half of 2004 was significantly reduced from the level experienced in the last half of 2003. During February 2004, we licensed a new product to an affiliated third party. Effective June 2004, the above license agreement was cancelled and we initiated sales of this product directly to customers under the name of Nanobac Supplements. We are in the process of accelerating our research and developing new products for better patient acceptance.

Revenue for the last quarter of 2004 averaged approximately $45,000 per month. Revenue for the year ended December 31, 2003 represents seven months of sales subsequent to our acquisition of LABS in June 2003.

COST OF REVENUE

Cost of revenue consists of direct materials, testing services (for diagnostic products) and shipping. As a percentage of revenue, cost of revenue was 28% for the year ended December 31, 2004 compared to 69% for the year ended December 31, 2003. Cost of revenue for 2003 included $150,000 of fixed lab fees for our diagnostic products. Without this fee, our cost of revenue would have been approximately 38% as a percentage of revenue. This fixed lab fee was eliminated in October 2003 and replaced with a variable cost structure, which significantly decreased cost of revenue.

In addition, the lower cost of revenue in 2004 was due in part to the 2004 license revenue having no direct costs. During June 2004, this licensing agreement was terminated and we initiated sales of Nanobac Supplements directly to customers, which has resulted in higher revenue and cost of revenue.

GROSS PROFIT

Gross profit as a percentage of revenue was 72%, for the year ended December 31, 2004 compared to 31% for the year ended December 31, 2003. The increase in gross profit percentage is attributable to the 2004 license revenue having no costs and the existence of $150,000 of fixed lab costs in 2003 which were not incurred in 2004. We anticipate gross profit as a percentage of revenue to be between 65% and 70% for 2005.

 SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses for the years ended December 31, 2004 and 2003 include a $2.6 million charge and a $750,000 charge, respectively, for stock issued as part of the Plan of Reorganization as confirmed by the Bankruptcy Court. SG&A expenses, excluding the above charges, are summarized as follows:

                                              ----------------------------------
                                                     YEAR ENDED DECEMBER
                                              ----------------------------------
                                                   2004              2003
                                                   ----              ----

     SG&A as reported                              $4,765,841        $2,128,375
     Less charges for stock issuances             (2,562,750)         (750,000)

                                              ----------------------------------
     SG&A expenses net of charges for stock
     issuances                                     $2,203,091        $1,378,375
                                              ==================================

For 2004, 64% of the remaining SG&A expenses are comprised of payroll, travel and professional fees. Expenses to operate as a public company (primarily professional fees and investor relations costs) comprise an additional 18% of the remaining SG&A expense. Other significant SG&A expenses include facility rental and insurance.

The increase in SG&A for the year ended December 31, 2004 over December 31, 2003 (net of charges for stock issuances) is primarily attributable to the timing of the acquisition of LABS in June 2003. Only seven months of SG&A for LABS is included in the above SG&A expenses for 2003 compared to twelve months of expenses in 2004.

SG&A expenses for HealthCentrics are included in "Discontinued Operations".

RESEARCH AND DEVELOPMENT

For the year ended December 31, 2004, approximately 65% of research and development ("R&D") expenses are for payroll and medical director fees and approximately 25% of R&D expenses are for research studies. Expenses for research studies fluctuate from year to year as these expenses are dependent on specific initiatives and funding sources. Remaining R&D expenses include patents, our Finland lab and travel.

R&D expenses for the year ended December 31, 2004 increased 340% compared to the year ended December 31, 2003. The increase in R&D for the year ended December 31, 2004 over December 31, 2003 is primarily attributable to the acquisitions of LABS and OY. LABS was acquired in June 2003 and OY was acquired in November 2003 and includes our laboratory in Koupio Finland. Accordingly, only seven months of R&D for LABS and one and one-half months of R&D for OY are included in the above expenses for the year ended December 31, 2003 compared to twelve months for 2004. This increase also reflects our emphasis on R&D subsequent to the June 2003 acquisition of LABS. Specific increases include increased payroll, initiation of research studies, expansion of our patents and $500,000 of signing bonuses with the execution of employment agreements for key scientific personnel.

R&D expenses for HealthCentrics are included in "Discontinued Operations". We intend to continue to our R&D investment in the coming year.

DEPRECIATION AND AMORTIZATION

Approximately 95% of depreciation and amortization are related to the amortization of intangible assets acquired in the 2003 and 2004 acquisitions of LABS and OY.

OTHER INCOME (EXPENSE)

Other income for the years ended December 31, 2004 and 2003 is summarized as follows:

                                             2004               2003
                                             ----               ----
Interest expense
  Stockholder loan                            ($237,957)          ($23,703)
  Other                                         (10,096)           (19,231)
Foreign currency exchange gain                   32,021                  0
Other, net                                       (1,095)           (17,988)
                                       -------------------------------------
                                              ($217,127)          ($60,922)
                                       =====================================

Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations for the year ended December 31, 2004 was $7.8 million compared to $2.8 million for the year ended December 31, 2003. Excluding non-cash items for stock issuances and amortization and depreciation, the loss from continuing operations for the years ended December 31, 2004 and 2003 were as follows:

                                                          2004               2003               Change
                                                          ----               ----               ------
     Loss from continuing operations                     ($7,817,510)       ($2,761,133)        ($5,056,377)
     Depreciation and amortization                            717,070            181,103             535,967
     Charges for stock issuances                            2,562,750            750,000           1,812,750

     Loss from continuing operations
                                                   ----------------------------------------------------------
       excluding non-cash items                          ($4,537,690)       ($1,830,030)        ($2,707,660)
                                                   ==========================================================

The loss from continuing operations excluding the above non-cash items increased $2.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase reflects $1.8 million of additional R&D costs and an additional five months of LABS SG&A expenses in 2004 compared to 2003.

We are experiencing significant losses as we conduct research and development related to nanobacteria and launch our products and services. We believe it will take significant time before we will earn meaningful revenue to offset our expenses and there is no assurance that we will be able to accomplish this goal. As a result of the losses, we are dependent on affiliates of our CEO and other investors to provide sufficient cash sources to fund our operations.

DISCONTINUED OPERATIONS

During October 2003, we decided to divest our HealthCentrics' business unit to focus exclusively on our nanobacteria business unit. We were unsuccessful in finding a buyer in 2003 for this business unit. During March 2004, this business unit was sold to an affiliate of our CEO for consideration of $250,000 plus assumption of net liabilities of approximately $499,000. Our gain on disposal of approximately $749,000 is accounted for as a capital contribution given the related party nature of the arrangement.

As a result of our decision to dispose of the HealthCentrics business unit, the operations of HealthCentrics were retroactively removed from continuing operations and disclosed as a single line item on the statements of operations. The loss from discontinued operations for the years ended December 31, 2004 and 2003 is summarized as follows:


                                                2004               2003
                                                ----               ----

      Revenue                                        $5,301            $19,970
      Cost of revenue                                 9,208             62,570

                                          ------------------ ------------------
        Gross profit (loss)                          (3,907)           (42,600)

      Selling, general & administrative              53,361            692,407
      Research and development                        -                203,351

                                          ------------------ ------------------
        Net loss                                   ($57,268)         ($938,538)
                                          ================== ==================

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had total assets of $9.7 million of which only $115,000 were current assets. At December 31, 2004, we had total current liabilities of $1.3 million and a working capital deficit of $1.2 million.

Since the United States Bankruptcy Court confirmed a plan of reorganization that allowed the Company to emerge from Chapter 11 during calendar 2002, the Company has financed its activities primarily through loans made by entities affiliated with our current Chief Executive Officer (referred to herein as "the Affiliated Entities"). These loans were made as funding was needed and were extremely advantageous to the Company in that the amounts were funded as the Company needed financial infusions and allowed the Company to avoid the costs and distractions of attempting to raise these amounts from unrelated parties. It is unrealistic to believe that unrelated parties would have offered terms as generous as those obtained from the Affiliated Entities, and it is also unlikely that any financing could have been obtained under any terms without the financing of the Affiliated Entities.

As discussed in Item 5, from time to time the Affiliated Entities have agreed to allow a portion of the loan balances to be converted into shares of the Company's common stock. On September 30, 2004, $7,500,000 of the loan balance was converted into 29,999,964 shares of our common stock at a price of $.25 per share. There is no obligation on the part of the Affiliated Entities to make additional loans to the Company. The Affiliated Entities are also under no obligation to convert any portion of the loan balances owed to it into additional shares of the Company's stock.

As is also discussed in Item 5, since August of 2004, the Company has received $1.4 million (net of $125,000 of expenses) from three unaffiliated investors and one affiliate for shares of the Company's stock and an equal amount of warrants to acquire additional shares of the Company's stock. The exact number of shares to be issued is dependent upon the average closing bid price of the Company's stock on the five trading days immediately prior to the date on which a registration statement for these shares is declared effective. The purchase price of the shares is equal to the lesser of (1) $.12 or (2) 52% of the average closing price described above. An additional $1.5 million is to be received from these investors within five days of registering the common shares and warrants. A registration statement has not yet been filed for these shares. Successful registration of the shares contemplated under the agreements discussed above will provide significant amounts of needed capital into the Company. However, a registration statement has not yet been filed with the Securities and Exchange Commission ("SEC") and there are no assurances that the SEC will declare a registration statement effective.

Net cash used in operations was $3.4 million for the year ended December 31, 2004. The negative cash flow from operations reflects the $7.9 million net loss for the year offset by the non-cash charge for common stock issuances of $2.6 million, depreciation and amortization of $717,000, interest expense added to the principal balance of the stockholder loan of $238,000, and an increase in current liabilities of approximately $1.0 million.

Net cash provided by investing activities was approximately $165,000 for the year ended December 31, 2004, which reflects the receipt of $200,000 from a common stock option exercise related to the acquisition of LABS offset by our purchase of fixed assets of approximately $37,000.

Net cash provided by financing activities was $3.2 million for the year ended December 31, 2004, which is attributable to stockholder loans of $2.1 million and $1.2 million from common stock Subscription Agreements as described in the preceding paragraphs.

We are dependent on raising additional funding necessary to implement our business plan as outlined above. Should we not be successful in raising cash from the Affiliated Entities and other investors, we are unlikely to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on our current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on our current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. We are currently evaluating the impact that this statement will have on our financial condition or results of operations.

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

CONTRACTUAL OBLIGATIONS

         At December 31, 2004, the Company's contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

                                            Amount of Commitment
                                  Expired by year ending December 31,
                          ----------------------------------------------------
                                   Other          Operating
                                 Liability          Leases           Total
                                 ---------         --------          -----

      Less than 1 year            $      -         $174,281         $ 174,281
      1 - 2 years                   350,000         287,633           637,633

      3 - 4 years                         -         112,063           112,063

      5 - 7 years                         -          27,234            27,234

                          ----------------------------------------------------
        Total                      $350,000        $601,211         $ 951,211
                          ====================================================

FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this 2004 Form 10-KSB contains some forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), that set forth anticipated results based on our plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical and current facts. We have tried wherever possible to identify such statements by using words such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe", "will" and similar expressions in connection with any discussion of future operating or financial performance.

In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market our products and services; competitive conditions within our industry may change adversely; we may be unable to retain existing key management personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures; (ii) obtaining new sources of external financing; (iii) serving as the nexus for nanobacteria research and
(iv) conducting successful clinical trials supporting Dr. Kajander's theories that the human body does not recognize nanobacteria as harmful, and accordingly, nanobacteria could be the cause of pathological disease causing calcification found in multiple diseases. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

RISK FACTORS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business. However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. You should not consider the risks and assumptions identified in this report to be a complete discussion of all potential risks and uncertainties affecting the Company. Investors should carefully consider all risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

WE REQUIRE ADDITIONAL FINANCING IN ORDER TO CONTINUE IN BUSINESS AS A GOING CONCERN, THE AVAILABILITY OF WHICH IS UNCERTAIN. WE MAY BE FORCED BY BUSINESS AND ECONOMIC CONDITIONS TO ACCEPT FINANCING TERMS WHICH WILL REQUIRE US TO ISSUE OUR SECURITIES AT A DISCOUNT, WHICH COULD RESULT IN FURTHER DILUTION TO OUR EXISTING STOCKHOLDERS.

As discussed under the heading, "Management's Discussion and Analysis - Liquidity and Capital Resources," we require additional financing to fund our operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. In addition, any additional equity financing may involve substantial dilution to our stockholders. If we fail to raise sufficient financing to meet our immediate cash needs, we will be forced to scale down or perhaps even cease the operation of our business, which may result in the loss of some or all of your investment in our common stock.

In addition, in seeking debt or equity private placement financing, we may be forced by business and economic conditions to accept terms which will require us to issue our securities at a discount from the prevailing market price or face amount, which could result in further dilution to our existing stockholders.

LIQUIDITY AND WORKING CAPITAL RISKS; NEED FOR ADDITIONAL CAPITAL TO FINANCE GROWTH AND CAPITAL REQUIREMENTS

Throughout 2004 and 2003, affiliates of our Chief Executive Officer have provided our capital needs through loans and capital contributions. While these affiliates continue to provide for the majority of our cash requirements, they are under no obligation to continue such financing and/or strategic guidance. In the event these affiliates should discontinue their support, we may have difficulty in continuing our operations. In such an event, shareholders could lose their investment in its entirety. Historically, these affiliates have provided capital to us on a demand debt basis after which they may convert debt into shares of our common stock. If, in the future we require additional capital, these affiliates may contribute some or all of our requirements. We anticipate that as a part of any such loan, these affiliates would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require these affiliates' support, shareholders may experience dilution. At present, we do not maintain key man insurance for our CEO.

In addition to the financial support we may receive from affiliates of our CEO, we may continue to seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

WE HAVE A HISTORY OF OPERATING LOSSES AND FLUCTUATING OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through December 31, 2004, we have incurred aggregate losses of $13.0 million. Our net loss for the year ended December 31, 2004 and 2003 was $7.9 million and $3.7 million, respectively. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we are confident that revenues will increase, we also expect an increase in research and development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

POTENTIAL INCORRECT CONCLUSIONS ON THE DETECTION AND ERADICATION OF NANOBACTERIA

Most of our future revenue is based on our ability to detect and eradicate Nanobacteria. If it is ultimately proved that our diagnostic methodologies and treatment regimens as covered by our patents are ineffective or based upon incorrect scientific conclusions, our existing patents and product lines may lose most or all of their value. Further, if we are unsuccessful in leveraging our diagnostic and therapeutic products to detect and treat nanobacterial diseases, we may not generate sufficient revenue to offset our expenses.

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

LIMITED OPERATING HISTORY ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS

We have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by companies in early stages of development, particularly in light of the uncertainties relating to the new and evolving biolife science research which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to: (i) perform research studies to prove the effectiveness of our pharmaceutical products, (ii) further develop and market our products; (iii) establish distribution relationships; and (iv) build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for at least the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of customers we are able to attract and the costs of continuing development of our product line.

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

REGULATIONS MAY INHIBIT OUR ABILITY TO SELL NANOBAC SUPPLEMENTS

Codex is a joint body comprising government representatives and non-governmental organizations, jointly managed by the United Nation's (U.N.) Food and Agriculture Organization (FAO) and the World Health Organization (WHO) of the U.N. The Codex Committee on Nutrition and Foods for Special Dietary Uses (CCNFSDU) has been attempting to develop international guidelines for vitamins and minerals since 1991. In November 2004, these guidelines were finalized and a vote to ratify will take place in July, 2005.

There is a school of thought within the dietary supplement community that buying vitamins and other dietary supplements will be severely limited by this CODEX. Passage of the above guidelines may inhibit our ability to sell Nanobac Supplement outside of the United States. We do not believe that the passage will impact United State revenue as the U.S. draft position states that "The United States supports consumer choice and access to dietary supplements that are safe and are labelled in a truthful and non-misleading manner." Further, the CODEX Draft notes that the Codex Guidelines for Vitamin and Mineral Supplements will not adversely affect the availability of safe and truthfully labelled supplement products in the U.S. marketplace or to U.S. consumers. If our interpretation is not correct passage of the international guidelines may inhibit the sales of Nanobac Supplement inside and outside of the United States

RISK OF THIRD PARTY LAWSUITS.

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

LACK OF INDEPENDENT DIRECTORS

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company's stockholders and the controlling officers and/or directors.

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

CONTINUED CONTROL BY CURRENT OFFICERS AND DIRECTORS

The present officers and directors control approximately 50% of the outstanding shares of Common Stock, and are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officer's salaries. Shareholders have no cumulative voting rights.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE RISK

Most of our operations are conducted in the United States. With the November 2003 acquisition of Nanobac OY, we also operate a laboratory in Kuopio Finland. We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our Finland operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. Since the functional currency of our Finland subsidiary is the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders' equity and does not impact operating results.

Our Finland subsidiary collects revenue and pays expenses in Euros, mitigating transaction risk. Revenues and expenses in Euros translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against the Euro. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in US Dollars) from foreign operations.

Currency transaction gains or losses are incurred on our US Subsidiary's intercompany advance to our Finland Subsidiary. We recognize a gain on the intercompany advance as the US Dollar weakens against the Euro and we recognize a loss when the US Dollar strengthens against the Euro. For 2004, our net currency gain for 2004 was $32,000.

The Company has not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements listed in Item 15(a) of Part IV of this Form 10-KSB Annual Report.

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

ITEM 9(A). CONTROLS AND PROCEDURES DISCLOSURE CONTROLS AND PROCEDURES

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

SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

Section 404 of the Sarbanes-Oxley Act of 2002 requires our report on Form 10-KSB for 2005 or 2006 to include a report of management on internal control over financial reporting. Internal control over financial reporting, as defined under these rules, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In our report, we will be required, among other things, to assess the effectiveness of our internal control over financial reporting. The report must also disclose any material weaknesses in internal control over financial reporting identified by management, and if there are any material weaknesses, we must conclude that our internal control over financial reporting was not effective. A material weakness, under the applicable rules, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conducting our ongoing assessment of its internal control over financial reporting to prepare for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act, we have identified a lack of segregation of duties to be a potential material weakness in internal controls. Lack of segregation of duties is inherent to our company due to the small number of employees. Our assessment is still in process to determine if this situation is actually a material weakness or if there are any other material weaknesses.

CHANGES IN INTERNAL CONTROLS
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

------------------------------- --------------------------------------- ------- ------------------------------------
                                                                                            DATE FIRST
NAME                                POSITION HELD WITH THE COMPANY       AGE           ELECTED OR APPOINTED
------------------------------- --------------------------------------- ------- ------------------------------------
John Stanton                    Chief Executive and Financial             56               November 2000
                                Officer, and Chairman
------------------------------- --------------------------------------- ------- ------------------------------------
Alex Edwards                    Director                                  40        March 2003 and January 2004
------------------------------- --------------------------------------- ------- ------------------------------------
Dr. Jan Egberts                 Director                                  45               January 2004
------------------------------- --------------------------------------- ------- ------------------------------------
Dr. Stephen Rechtschaffen       Director                                  55               January 2004
------------------------------- --------------------------------------- ------- ------------------------------------

BUSINESS EXPERIENCE

         The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

JOHN STANTON - CHAIRMAN CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER - From March 2001 through January 2004, Mr. Stanton served as our Chief Executive Officer ("CEO"). Mr. Stanton reassumed the role of CEO on July 23, 2004. From March, 2001 through the present, Mr. Stanton has served as our Chairman of the Board of Directors and Chief Financial Officer. From 1987 through the present, Mr. Stanton served as the President and CEO of Florida Engineered Construction Products, Corporation. Mr. Stanton has served as Chairman of the Board of Directors of publicly-traded EarthFirst Technologies, Inc. from May 15, 2000 through the present. Mr. Stanton also serves on the Board of Directors of publicly traded Medical Technology Systems, Inc., Powercerv Corp., Cybercare, Inc. and White Knight SST, Inc. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

ALEX EDWARDS - DIRECTOR - Beginning January 2004, Mr. Edwards served as our CEO. He relinquished the CEO role to Mr. Stanton in July 2004. From March 2003 through January 2004, Mr. Edwards served as our Executive Vice President and Chief Operating Officer. Mr. Edwards was also a Director from March 2003 through May 2003. He rejoined the Board of Directors in January 2004 and continues to serve on the Board of Directors through the present. From May 2002 through present, Mr. Edwards is a managing partner of 360 Partners as well as president and CEO of 360 Energy. From January 1997 to May 2002, Edwards was an executive with SRI/Surgical Express. He served in roles that ranged from vice-president/general manager to spending his last year with the company as president. From February 1993 through December 1996, he worked in sales and marketing with Dianon Systems, Inc. His positions included sales and sales management roles as well as field and corporate marketing. Mr. Edwards also served as an officer in the United States Navy with duty assignments ranging from shipboard divisional leadership to executive assistant for the Naval Surface Group Commander in Norfolk, Virginia. Mr. Edwards is a 1987 graduate of the United States Naval Academy.

In August 2003 Mr. Edwards settled a civil enforcement action brought against him by the Securities and Exchange Commission in U.S. District Court in Tampa, Florida. The complaint alleged that Mr. Edwards, while serving as president of SRI/Surgical Express, Inc. (SRI), a publicly traded Florida hospital supply company, caused SRI to enter into two transactions that resulted in SRI overstating its Fiscal 2001 third quarter revenue. Without admitting or denying the allegations in the complaint, Mr. Edwards consented to the entry of a Final Judgment permanently enjoining him from future violations of (or aiding and abetting violations of) Sections 10(b), 13(b)(5), and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 and Exchange Act Rule 13b2-1. The Final Judgment also imposed a $50,000 civil penalty.

DR. JAN EGBERTS - DIRECTOR - Dr. Egberts joined the Board of Directors on February 2, 2004. From February 2001 to January 2004 Dr Egberts served as Chairman of Molnlycke Healthcare, Inc. in Newtown, PA. In addition, he served concurrently as President of the BARRIER division from February 2001 through April 2002 and from April 2002 to January 2004 as Senior Vice President and Global Marketing Director of Molnlycke Health Care in Goteborg Sweden. Prior to Molnlycke, Dr. Egberts served as Vice President, Business and Market Development World Wide for Johnson & Johnson, New Brunswick, NJ from November, 1996 to February, 2001. At Johnson & Johnson, he served as a member of the Global Management Board of the Johnson & Johnson Medical franchise where he was responsible for licensing/acquisitions, equity investment and patent management. Prior to Johnson & Johnson, Dr. Egberts held various positions with Merck & Co. including Senior Director Marketing, Osteoporosis Business Group in West Point, PA from February, 1994 to November, 1996; Partner in Egberts & Company, in Amsterdam from September, 1993 to February, 1994 and various roles including lastly Engagement Manager with McKinsey & Company in New York, Dusseldorf, London and Amsterdam from September, 1989 to September, 1993. Finally, Dr Egberts was the Project Manager with Cancer Biotechnology Research and Development Organon / Bionetics Research, Inc. from September, 1995 to August, 1997.

Dr. Egberts received his medical degree from Erasmus University Medical School, Rotterdam, the Netherlands in 1985. He pursued the final two years of his Medical School at Harvard Medical School in Boston and served a Medical Subinternship at John Hopkins Medical School in Baltimore. He received his MBA from Stanford Graduate School of Business in 1989.

DR. STEPHAN RECHTSCHAFFEN - DIRECTOR -Dr. Rechtschaffen joined the Board of Directors on February 2, 2004. He co-founded Omega Institute in 1977 and is the present CEO and Chairman of the Board. He was the developer and director of Foxhollow Wellness Spa in Lenox, MA from September 1987 through June 1989, and director of the Rhinebeck Health Center in Rhinebeck, NY, from November 1983 through March1989. Dr. Rechtschaffen is the author of: TimeShifting; Creating More Time to Enjoy Your Life, 1996, published in the United States by Doubleday, and in England, Europe, Japan and Australia by Random House. He is co-author of Vitality and Wellness, 1999, published by Dell. Dr. Rechtschaffen received his medical degree in 1973 from New York Medical College in New York City. His residency was at Harkness Community Hospital in San Francisco.

FAMILY RELATIONSHIPS

There are no family relationships between any of our company's directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires Nanobac's directors and officers and persons who own more than 10% of a registered class of Nanobac's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish Nanobac with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. The Company believes that during the fiscal year ended December 31, 2004, certain officers, directors and greater than ten percent stockholders have failed to comply with applicable Section 16(a) filing requirements.

CODE OF ETHICS

We have not adopted a Code of Ethics as of April 13, 2005. The Board of Directors is in the process of drafting a Code of Ethics specific to our Company.

ITEM 11.          EXECUTIVE COMPENSATION

Particulars of compensation awarded to, earned by or paid to:

      (a)   our company's chief executive officer (the "CEO");

      (b) each of our company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

      (c) any additional individuals for whom disclosure would have been provided under

      (d) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year the Named Executive Officers are set out in the summary compensation table below.

                                                        ANNUAL COMPENSATION            OTHER ANNUAL              ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR         SALARY          BONUS          COMPENSATION          COMPENSATION (1)
                                           ----         ------          -----          ------------          ----------------
John D. Stanton (2) (3)                    2004           $0              $0                $0                      $0
   Chairman of the Board;                  2003           $0              $0             $745,000                   $0
   Chief Executive Officer and             2002           $0              $0                $0                      $0

   Chief Financial Officer
Alex Edwards (4) (5)                       2004        $228,536           $0              $5,000                    $0
  Chief Executive Officer                  2003         $76,920           $0                $0                      $0

----------
(1) In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits is omitted, such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

(2) Mr. Stanton has served as the Chairman of the Board of Directors and Chief Financial Officer since March 2001 and served as Chief Executive Officer from March 2001 through January 2004 and July 2004 through present.

(3) Other Annual Compensation for 2003 is the value of 59,433,890 shares of the Company's common stock or common stock equivalents issued to affiliates of Mr. Stanton in accordance with the American Enterprise.Com Corp. Bankruptcy Plan.

(4) Mr. Edwards commenced employment with Nanobac in March 2003 and was named Chief Executive Officer in January 2004. He relinquished the Chief Executive Officer role in July 2004.

(5) Other Annual Compensation is the value of 500,000 shares of the Company's common stock issued to Mr. Edwards in accordance with the American Enterprise.Com Corp. Bankruptcy Plan.

EMPLOYMENT AND COMPENSATION AGREEMENT

JOHN STANTON - Mr. Stanton does not have an employment or similar agreement with Nanobac. To date, Mr. Stanton has received no salary or other compensation except for the receipt of common and preferred shares in accordance with the Company's bankruptcy plan.

ALEXANDER EDWARDS - Effective January 26, 2004, Mr. Edwards entered into a three year employment agreement with Nanobac. The employment agreement was to expire on the third anniversary of the effective date, and would automatically renew for additional one year periods until either Nanobac or Mr. Edwards serves a 90 day notice of non-renewal. The employment agreement may be terminated by Nanobac for good cause. Good cause is defined as including: (a) theft, embezzlement or physical destruction with regard to material property of Nanobac; (b) continued neglect by the employee in fulfilling his duties as Chief Executive Officer as a result of habitual alcoholism, drug addiction or unauthorized absenteeism; (c) appropriation of business opportunities of Nanobac for direct or personal gain;
(d) conviction or a plea of no contest for a felony or other criminal act for which the possible penalties include a prison sentence of at least one year; (e) a material breach of the restrictive covenants contained in the employment agreement; or (f) default in a material respect of duties or willful and malicious interference with Nanobac's operations.

Under the employment agreement, Mr. Edwards received a base salary of at least $300,000 during the first year, $325,000 during the second year and $350,000 during the third year of the employment agreement. The Board of Directors may increase, but not decrease, base compensation above these amounts. The employment agreement also provided for annual bonus compensation as annually approved by the Board of Directors or Compensation Committee. Mr. Edwards was also eligible to receive stock options exercisable at fair market value on the grant date, in such amounts and subject to such vesting provisions as determined by the Board of Directors or Compensation Committee. Mr. Edwards will receive all standard benefits made available to other executive employees of Nanobac.

In the event that Nanobac terminated Mr. Edwards's employment without good cause, Mr. Edwards would receive a severance payment equal to 50% of base salary payable under the remaining term of the employment agreement. If the termination without good cause is within three years of a change of control of Nanobac, Mr. Edwards would receive a severance payment equal to three times base salary payable under the remaining term of the employment agreement plus an amount equal to any bonus compensation paid in the previous year. The employment agreement contains a non-competition covenant and non-solicitation covenants, in respect to customers and employees of Nanobac, for a period of one year following termination of employment.

On July 23, 2004, Mr. Edwards resigned as Chief Executive Officer and Mr. Stanton assumed the role of Chief Executive Officer. Mr. Edwards continues to serve as a member of the Board of Directors. As a result of his resignation as Chief Executive Officer, Mr. Edwards voluntarily terminated the above employment agreement and his salary was adjusted to $23,660 per year for the performance of limited services to Nanobac.

DIRECTORS' COMPENSATION

Nanobac's directors, who are not also employees of Nanobac, receive no monetary compensation. Each director is entitled to receive reimbursement of out-of-pocket expenses for attending Board of Director or committee meetings. Each independent Director is to receive options to acquire 1,500,000 shares of Nanobac's common stock. The issuance of these options is contingent upon the approval of a stock option plan by Nanobac's stockholders. If a stock option plan is not approved, the Directors may receive 1,500,000 restricted shares of Nanobac.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has not formed a Compensation Committee, accordingly, the Board of Directors acts in the Compensation Committee's capacity. The Board of Directors is responsible for reviewing and recommending salaries, bonuses and other compensation for Nanobac's executive officers.

Mr. Edwards is currently on the Board of Directors and was an employee of the Company through April 1, 2005.

STOCK OPTIONS

We currently do not have a stock option plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS PRINCIPAL STOCKHOLDERS

The following table sets forth, as of April 13, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

    -------------------------------------------------------------------------------------
                                              AMOUNT AND NATURE OF       PERCENTAGE
                                              BENEFICIAL OWNERSHIP      OF CLASS(1)
    -------------------------------------------------------------------------------------
    Gary S. Mezo (3)                               24,560,000              12.99%
    11407 Minaret Drive
    Tampa, FL 33626
    -------------------------------------------------------------------------------------
    John D. Stanton (4) (5)                        93,249,325              47.13%
    -------------------------------------------------------------------------------------
    Alexander Edwards III                           9,166,667              4.85%
    -------------------------------------------------------------------------------------
    Jan Egberts                                         -                  0.00%
    -------------------------------------------------------------------------------------
    Stephan Rechtschaffen                               -                  0.00%
    -------------------------------------------------------------------------------------
    DIRECTORS AND EXECUTIVE OFFICERS AS A
    GROUP (FOUR PERSONS)                           102,415,992             51.98%
    -------------------------------------------------------------------------------------


----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding includes (i) 187,340,093 shares outstanding as April 13, 2005, and (ii) 1,666,667 shares underlying a subscription agreement. Unless otherwise provided, the street address of each beneficial owner is c/o Nanobac Pharmaceuticals, Incorporated, 2727 W. Dr. Martin Luther King Blvd., Suite 850, Tampa, Florida 33607.

(2) Nanobac has relied upon information reported by the respective shareholder to the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, as of April 12, 2005.

(3) Includes 9,760,000 shares held by Mr. Mezo's spouse, Nancy Schriewer, and 160,000 shares held by Nancy Schriewer's father as to which he disclaims beneficial ownership.

(4) Includes 74,442,658 shares held by the corporate entities of Escape Velocity of Tampa Bay, Inc., White Knight SST, Inc., Stone Enclosure, Inc., Wade Inc. of Tampa Bay and Denouement Strategies, Inc. in which Mr. Stanton owns a controlling ownership.

(5) Includes 14,640,000 shares that an affiliate of Mr. Stanton has an option to purchase from Mr. Mezo.


CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Nanobac.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS LOANS FROM ENTITY AFFILIATE WITH THE COMPANY'S CHIEF EXECUTIVE OFFICER

Since emerging from bankruptcy in November 2002, Nanobac has financed its activities primarily from advances from affiliates of the Company's CEO ("CEO Affiliates"). As a result of the above advances, the amount due to CEO Affiliates at September 30, 2004 was $7.5 million. On September 30, 2004, this loan was converted into 29,999,964 shares of Nanobac's common stock.

From October 1, 2004 through April 13, 2005, an additional $1.9 million has been advanced to Nanobac to fund current operations. During December 2004, $500,000 of this loan was converted into a subscription agreement as described below. The remaining balance of approximately $1.4 million remains payable at April 13, 2005.

All loan amounts contemplated above are net of any periodic cash repayments.

SUBSCRIPTION AGREEMENT

During December 2004, the Company entered into a Subscription Agreement with an entity affiliated with the Chief Executive Officer. Under the terms of the Subscription Agreement, the entity converted a $500,000 loan to equity. The Company is to receive additional cash of $500,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company's common stock on the five trading days immediately prior to the date on which the registration statement is declared effective ("Fixed Price"). In addition, the Subscription Agreement provided for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008.

LICENSE AGREEMENT

During February 2004, the Company entered into a licensing agreement with Pegasus Worldwide, Inc. ("Pegasus") to market one of the Company's over the counter products. The Company's Chief Executive Officer is a director of Pegasus. Under the terms of the license agreement, the Company was due $75 for each unit of product sold. For the year ended December 31, 2004, the Company recognized revenue of $46,800. Effective June 1, 2004, this license agreement was cancelled and the Company is selling this product directly to customers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following summarizes the fees paid to Aidman, Piser & Company, P.A., Independent Auditors for the years ended December 31, 2004 and 2003:

                                                 2004                2003
                                                 ----                ----

      Audit                                     $45,000               $   -
      Audit-Related                              18,000                   -
      All Other                                       -                   -

                                          --------------      --------------
      Total Fees                                $63,000               $   -
                                          ==============      ==============

Audit-Related fees are attributable to quarterly review services connected with our filing of our quarterly reports, Forms 10-QSB. Aidman, Piser & Company, P.A. did not perform any professional services with respect to information systems design and implementation for the years ended December 31, 2004 and 2003.

The Board of Directors has considered whether the Audit-Related services provided by Aidman, Piser & Company, P.A. are compatible with maintaining that firm's independence.

From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Board of Directors has approved all audit and permissible non-audit services provided by Aidman, Piser & Company, P.A.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   The following documents are filed as part of this report:

      (1)   Financial Statements

The following Financial Statements are included herein:

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
o     Report of Aidman Piser & Company, Independent Auditors                 F-1
o     Consolidated Balance Sheet at December 31, 2004                        F-2
o     Consolidated Statements of Operations for the years ended
        December 31, 2004 and 2003                                           F-3
o     Consolidated Statements of Stockholders' Equity  (Deficit)
       for the years ended December 31, 2004 and 2003                        F-4
o     Consolidated Statements of Cash Flows for the years ended
        December 31, 2004 and 2003                                           F-5
o     Notes to Consolidated Financial Statements                        F-6-F-22

      (2)   Financial Statement Schedules

            Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)   Form 8-K

      (1) Reports on Form 8-K filed during the quarter ended December 31, 2004:

            None

(c)   Exhibits

      The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-KSB:

                                  EXHIBIT INDEX
Exhibit
Number                                     Description
-------       ------------------------------------------------------------------

3.1 Restated Articles of Incorporation (Previously filed with the SEC as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

3.2 By-Laws (Previously filed with the SEC as an exhibit to the Registrant's Annual Report on Form 10-KSB fore the year ended December 31, 2002 and incorporated herein by reference)

10.1 First Amended Plan of Reorganization of American Enterprise.com Corp. (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated December 10, 2002, and incorporated herein by reference)

10.2 Acquisition Agreement dated December 6, 2002, between American Enterprise Corporation and HealthCentrics, Inc. and its shareholders (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated December 13, 2002, and incorporated herein by reference)

10.4 Agreement and Plan of Reorganization dated June 1, 2003 between Nanobac Pharmaceuticals, Incorporated and NanobacLabs Pharmaceuticals, Inc. (Previously filed with the SEC as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

10.5 Share Purchase Agreement dated September 25, 2002 between NanobacLabs, L.L.C. and selected shareholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.6 Convertible Promissory Note Loans Purchase Agreement dated September 25, 2002 between NanobacLabs, L.L.C. and selected shareholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.7 Closing Agreement dated November 5, 2003 between NanobacLabs, L.L.C. and selected shareholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.9          Lease Agreement dated April 17, 2002 between NanobacLabs, L.L.C.
              and MLK-Tampa Associates, LLC regarding 5,593 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 850, Tampa, Florida and First Amendment to Lease dated September 1, 2002 between NanobacLabs, L.L.C. and MLK-Tampa Associates, LLC regarding 2,121 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 101, Tampa, Florida

10.10 Loan Agreement dated December 31, 2003 between Nanobac Pharmaceuticals, Incorporated and Escape Velocity, Inc. (Previously filed with the SEC as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003)

10.11 Employment by and between Nanobac Pharmaceuticals, Incorporated and Alex H. Edwards III dated January 26, 2004 (Previously filed with the SEC as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003)

10.12         Sublease Agreement dated May 18, 2004 between NanobacLabs, L.L.C.
              and Tampa Bay Surgery Center Associates, Ltd regarding the sublease of 2,121 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 101, Tampa, Florida

10.13 Share Purchase Agreement dated March 30, 2004 between Nanobac Pharmaceuticals, Incorporated and Escape Velocity of Tampa Bay, Incorporated for the sale of HealthCentrics, Inc. (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated March 30, 2004, and incorporated herein by reference)

10.14 Executive Employment Agreement between Nanobac Pharmaceuticals, Incorporated, and E. Olavi Kajander, MD, PhD, an individual dated January 15, 2004 (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated March 31, 2004, and incorporated herein by reference)

10.15 Executive Employment Agreement between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu, PhD, an individual dated March 31, 2004 (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated March 31, 2004, and incorporated herein by reference)

10.16 Nonreimbursable Space Act Agreement between The National Aeronautics and Space Administration Lyndon B. Johnson Space Center and Nanobac Pharmaceuticals, Incorporated (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated September 13, 2004 and incorporated herein by reference)

10.17 Debt Cancellation Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander.

10.18 Amendment to Executive Employment Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander.

10.19 Stock Purchase Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander.

10.20 Amendment to Executive Employment Agreement dated September 10, 2004 between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu

10.21 Subscription Agreement, Registration Rights Agreement and Form of Warrant dated August 13, 2004 between Nanobac Pharmaceuticals, Incorporated and The Nutmeg Group, LLC (serves as form of agreement for similar subscription agreements)

10.22 Subscription Agreement, Registration Rights Agreement and Form of Warrant dated September 3, 2004 between Nanobac Pharmaceuticals, Incorporated and Jaytern Associates, Inc.

10.23 Debt Cancellation Agreement dated September 20, 2004 between Nanobac Pharmaceutical, Incorporated and Escape Velocity, Inc.

10.24 Debt Cancellation Agreement dated October 18, 2004 between Nanobac Pharmaceutical, Incorporated and Benedict Maniscalco

10.25 Debt Cancellation Agreement dated December 14, 2004 between Nanobac Pharmaceutical, Incorporated and MacFarlane Ferguson & McMullen

16.1 Baumann, Raymondo & Company, P.A. letter to the Securities and Exchange Commission dated February 3, 2004 (Previously filed with the SEC as an exhibit to the Registrant's Current Report on Form 8-K dated January 30, 2004, and incorporated herein by reference)

21.1          List of Subsidiaries

23.1          Consent of Aidman, Piser & Company, P.A.

31.1 Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 13th day of April, 2005.

                                                    NANOBAC PHARMACEUTICALS,
                                                    INCORPORATED

                                                    By: /s/ John D. Stanton
                                                      --------------------------
                                                      John D. Stanton
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 13, 2005.

           SIGNATURE                                TITLE

   /s/    John D. Stanton           Chairman of the Board of Directors
-------------------------------     Chief Executive Officer and Chief Financial
          John D. Stanton           Officer Principal Executive, Financial and
                                    Accounting (Officer)


/s/    Alexander Edwards III        Director
-------------------------------
       Alexander Edwards III

     /s/   Jan Egberts              Director
-------------------------------
         Jan Egberts, M.D.

/s/    Stephan Rechtschaffen        Director
-------------------------------
    Stephan Rechtschaffen, M.D.

                          Independent Auditors' Report

Board of Directors
Nanobac Pharmaceuticals, Incorporated and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Nanobac Pharmaceuticals, Incorporated and Subsidiaries (F/K/A American Enterprise Corporation) (the "Company"), as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nanobac Pharmaceuticals, Incorporated and Subsidiaries, at December 31, 2004, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has working capital and net capital deficiencies and is dependent upon continued financing from stockholders and outside investors, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. /s/ Aidman, Piser & Company, P.A. April 12, 2005 Tampa, Florida

              NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                        December 31,
                                                                            2004
                                                                        ------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                               $     17,908
     Account receivable                                                        3,395
     Inventory                                                                70,571
     Prepaid expenses                                                         23,649
                                                                        ------------
        Total current assets                                                 115,523
                                                                        ------------

FIXED ASSETS, less accumulated depreciation
        of $84,143                                                           124,995

OTHER ASSETS
     Security deposits                                                        68,054
     Intangible assets, less accumulated amortization
        of $832,701                                                        5,760,342
     Goodwill                                                              3,615,393
                                                                        ------------
        TOTAL OTHER ASSETS                                                 9,443,789
                                                                        ------------
            TOTAL ASSETS                                                $  9,684,307
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                   $    645,491
     Accrued compensation                                                     50,611
     Accrued expenses                                                        335,861
     Short-term note payable                                                  62,379
     Other liabilities                                                        16,423
     Stockholder loans                                                       194,068
                                                                        ------------
        TOTAL CURRENT LIABILITIES                                          1,304,833

LONG-TERM LIABILITIES
     Accrued compensation                                                    350,000
     Stock settlement liability                                            1,918,630
                                                                        ------------
        TOTAL LIABILITIES                                                  3,573,463

COMMITMENTS AND CONTINGENCY (NOTES 9, 11 AND 13)                                  --

STOCKHOLDERS' EQUITY
     Common stock, no par value, 250,000,000 shares authorized,
        187,240,093 shares issued and outstanding                         16,296,550
     Preferred stock, no par value, 1,000,000 shares authorized,
        no shares issued and outstanding                                          --
     Additional paid-in capital                                            3,539,328
     Accumulated deficit                                                 (13,049,568)
     Accumulated other comprehensive loss                                   (675,466)
                                                                        ------------
        TOTAL STOCKHOLDERS' EQUITY                                         6,110,844
                                                                        ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  9,684,307
                                                                        ============

   The accompanying notes are an integral part of these financial statements

              NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Year             Year
                                                 ended             ended
                                             December 31,      December 31,
                                                 2004              2003
                                             -------------    -------------

REVENUE                                      $     358,361    $     482,815

COST OF REVENUE                                    100,470          333,122
                                             -------------    -------------
GROSS PROFIT                                       257,891          149,693
                                             -------------    -------------
OPERATING EXPENSES
     Sales, general and administrative           4,765,841        2,128,375
     Research and development                    2,375,363          540,426
     Depreciation and amortization                 717,070          181,103
                                             -------------    -------------
        TOTAL OPERATING EXPENSES                 7,858,274        2,849,904
                                             -------------    -------------
OPERATING LOSS                                  (7,600,383)      (2,700,211)

OTHER INCOME (EXPENSES)
     Interest expense                             (248,053)         (42,934)
     Foreign currency exchange gain                 32,021               --
     Other, net                                     (1,095)         (17,988)
                                             -------------    -------------
LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                       (7,817,510)      (2,761,133)

PROVISION FOR INCOME TAXES                              --               --
                                             -------------    -------------

LOSS FROM CONTINUING OPERATIONS                 (7,817,510)      (2,761,133)

DISCONTINUED OPERATIONS:
     Loss from discontinued operations (no
        applicable income taxes)                   (57,268)        (938,358)
                                             -------------    -------------
NET LOSS                                     $  (7,874,778)   $  (3,699,491)
                                             =============    =============

LOSS FROM CONTINUING OPERATIONS
     PER COMMON SHARE
     Basic and Diluted                       $       (0.05)   $       (0.04)
                                             =============    =============
NET LOSS PER COMMON SHARE
     Basic and Diluted                       $       (0.05)   $       (0.05)
                                             =============    =============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     Basic and Diluted                         152,903,084       67,489,524
                                             =============    =============

   The accompanying notes are an integral part of these financial statements

                                    NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004


                                  COMMON          STOCK      PREFERRED     STOCK     ADDITIONAL    DUE FROM
                               ----------------------------- ----------- -----------   PAID-IN      OPTION      ACCUMULATED
                                  SHARES          VALUE        SHARES      VALUE       CAPITAL     EXERCISE       DEFICIT
                               -------------- -------------- ----------- ----------- ------------ ------------ --------------
December 31, 2002 Balance         19,982,965      $1,134,377    368,815  $        -  $          - $         -     ($1,475,299)

Conversion of  preferred stock
    to common stock               16,268,430               -   (368,815)          -             -           -

Stock issued in connection
    with bankruptcy               23,335,445         399,516    794,569     350,484             -           -               -

Stock issues for services             50,000          30,175          -           -             -           -               -

Conversion of liabilities to
      shares of common stock       3,644,000         728,800          -           -             -           -               -

Sale of common stock               1,690,000         548,000          -           -             -           -               -

Common stock issued in
      acquisition of NanobacLabs
      Pharmaceuticals, Inc.       34,998,000       1,392,920          -           -             -    (200,000)              -

Comprehensive loss:
     Net loss                              -               -          -           -             -           -      (3,699,491)
     Foreign currency translation
          adjustment                       -               -          -           -             -           -               -

     Comprehensive loss
                               -------------- -------------- ----------- ----------- ------------ ------------ ---------------
BALANCE, DECEMBER 31, 2003        99,968,840     $ 4,233,788    794,569  $  350,484  $          - $  (200,000)   $ (5,174,790)
                               -------------- -------------- ----------- ----------- ------------ ------------ ---------------
Conversion of  preferred stock
       to common stock            35,048,445         350,484   (794,569)   (350,484)            -           -               -

Cash received from
      option exercise                      -               -          -           -             -     200,000               -

Stock issued in connection
    with bankruptcy                4,500,000       2,562,750          -           -             -           -               -

Common stock issued in
      acquisition of Nanobac OY    5,000,000       4,267,500          -           -             -           -               -

Capital contribution
      associated with sale
      subsidiary to affiliate              -               -          -           -       749,327           -               -

Conversion of liabilities to
      shares of common stock      32,097,808       4,882,028          -           -     2,887,501           -               -

Sale of common stock              10,625,000               -          -           -       (97,500)          -               -

Comprehensive loss:
  Net loss                                 -               -          -           -             -           -      (7,874,778)
  Foreign currency translation
       adjustment                          -               -          -           -             -           -               -
  Derivative loss

  Comprehensive loss

                               -------------- -------------- ----------- ----------- ------------ ------------ ---------------
Balance, December 31, 2004       187,240,093    $ 16,296,550          -  $        -  $  3,539,328 $         -   $ (13,049,568)
                               ============== ============== =========== =========== ============ ============ ===============

                                                               ACCUMULATED
                                                  OTHER           OTHER
                                               COMPREHENSIVE  COMPREHENSIVE
                                                   LOSS            LOSS          TOTAL
                                              --------------- --------------- -------------
December 31, 2002 Balance                      $           -   $           -     ($340,922)

Conversion of  preferred stock
    to common stock                                                                      0

Stock issued in connection
    with bankruptcy                                        -               -       750,000

Stock issues for services                                  -               -        30,175

Conversion of liabilities to
      shares of common stock                               -               -       728,800

Sale of common stock                                       -               -       548,000

Common stock issued in
      acquisition of NanobacLabs
      Pharmaceuticals, Inc.                                -               -     1,192,920

Comprehensive loss:
     Net loss                                     (3,699,491)              -    (3,699,491)
     Foreign currency translation
          adjustment                                 (15,638)        (15,638)      (15,638)
                                               --------------
     Comprehensive loss                           (3,715,129)
                                               ==============
                                                              --------------- -------------
BALANCE, DECEMBER 31, 2003                                     $     (15,638) $   (806,156)
                                                              --------------- -------------
Conversion of  preferred stock
       to common stock                                     -               -             -

Cash received from
      option exercise                                      -               -       200,000

Stock issued in connection
    with bankruptcy                                        -               -     2,562,750

Common stock issued in
      acquisition of Nanobac OY                            -               -     4,267,500

Capital contribution
      associated with sale
      subsidiary to affiliate                              -               -       749,327

Conversion of liabilities to
      shares of common stock                               -               -     7,769,529

Sale of common stock                                       -               -       (97,500)

Comprehensive loss:
  Net loss                                        (7,874,778)              -    (7,874,778)
  Foreign currency translation
       adjustment                                    (16,198)        (16,198)      (16,198)
  Derivative loss                                   (643,630)       (643,630)     (643,630)
                                               --------------
  Comprehensive loss                              (8,534,606)
                                               ==============
                                                              --------------- -------------
Balance, December 31, 2004                                     $    (675,466) $  6,110,844
                                                              =============== =============

        The accompanying notes are an integral part of these financial statements

                        NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year           Year
                                                                              ended          ended
                                                                           December 31,   December 31,
                                                                               2004           2003
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                   $(7,874,778)   $(3,699,491)
Adjustments to reconcile net loss to cash
  flows from operating activities:
    Depreciation and amortization                                              717,070        181,103
    Loss on disposition of assets                                                   --          7,659
    Charges from common stock issuances                                      2,562,750        780,175
    Minority interest in net loss                                                   --         (3,545)
    Interest expense added to stockholder loan                                 237,958             --
    Net (increase) decrease in assets:
       Accounts receivable                                                       2,370          9,125
       Inventory                                                               (54,360)        67,286
       Other assets                                                             (8,769)        78,383
    Net increase (decrease) in liabilities:
       Accounts payable                                                        530,196        278,107
       Accrued compensation                                                    464,768         46,658
       Accrued expenses                                                         10,628         99,218
       Deferred revenue                                                         16,423             --
                                                                           -----------    -----------
    Total adjustments                                                        4,479,034      1,544,169
                                                                           -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                    (3,395,744)    (2,155,322)
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                                (36,765)       (18,157)
    Security deposits                                                            2,500         (2,932)
    Acquisition of subsidiary, net of cash received                               (901)       (81,022)
    Cash received from exercise of stock option in subsidiary                  200,000        300,000
                                                                           -----------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                       164,834        197,889
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from line of credit, net                                               --        (36,453)
    Proceeds from issuance of common stock and
       stock subscription agreements, net of expenses                        1,177,500        548,000
    Proceeds from stockholder loans, net                                     2,066,091      1,997,467
    Payment of notes payable, net                                              (27,621)      (486,188)
                                                                           -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                     3,215,970      2,022,826
                                                                           -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES                                                (16,907)       (15,638)
                                                                           -----------    -----------
       Net change in cash                                                      (31,847)        49,755
    Cash balance, beginning of period                                           49,755             --
                                                                           -----------    -----------
    CASH BALANCE, END OF PERIOD                                            $    17,908    $    49,755
                                                                           ===========    ===========
Supplemental disclosures of cash flow information:
    Cash paid for interest expense                                         $    10,095    $    42,934

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued in acquisition                                     $ 4,267,500    $ 1,392,920
    Common stock issued for the conversion of debt                         $ 7,769,529    $   728,800
    Stockholder loan used for acquisition                                  $        --    $ 4,071,342
    Capital contribution associated with sale of subsidiary to affiliate
       Reduction in stockholder loan                                       $   250,000    $        --
       Assumption of accounts payable and accrued expenses                 $   499,327    $        --


              The accompanying notes are an integral part of these financial statements

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

NATURE OF BUSINESS

Nanobac Pharmaceuticals, Incorporated and subsidiaries, ("Nanobac", the "Company", or "NNBP") trades under the symbol "NNBP."

NNBP's primary business is the study and development of therapeutic and diagnostic technologies related to nanobacterium sanguineum ("Nanobacteria"). Nanobacteria are believed to be small, slowly growing nano-particles that can be found in human blood, kidney stones and arterial wall plaques.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. On June 4, 2003, the Company acquired a majority interest in NanobacLabs Pharmaceuticals, Inc. and on November 11, 2003, the Company acquired 65% of Nanobac OY (see Note 2, "Acquisitions"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", NNBP has included the results of operations of LABS from June 4, 2003 and the results of operations of OY from November 11, 2003.

Where losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to make good such losses.

LIQUIDITY AND MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that NNBP will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at December 31, 2004. The Company is dependent on the continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there are no firm commitments to invest in NNBP. If NNBP is unable to obtain such financing, the business might not attain profitability.

There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

REVENUE RECOGNITION

Revenue is recognized when the Company's products are shipped and title has passed or when diagnostic results are provided to the customer. Revenue is recorded net of reserves for estimated discounts and incentives.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
(CONTINUED)

FINANCIAL INSTRUMENTS

The carrying value of NNBP's financial instruments, including cash, accounts receivable, accounts payable, short-term note payable and stockholder loans approximate their fair market values.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventory consists of raw materials for currently marketed products and materials and processing costs for antibodies and antigens used in our Finland laboratory. Inventory is shown net of applicable reserves and allowances. Shipping costs are expensed as incurred and are included in cost of revenue.

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

         Patents                                     12 years
         Product rights                                5 years

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and Statement of Financial Accounting Standards, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If it is determined that the long-lived asset will be unable to recover its carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values for management's estimates, depending upon the nature or the assets. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit's net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company's goodwill and intangible assets relate to the acquisition of NanobacLabs Pharmaceuticals, Inc. and Nanobac OY. Goodwill and intangible asset amortization is not deductible for income tax purposes.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

NET LOSS PER SHARE

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of December 31, 2004 and 2003 which is summarized as follows:
                                              Year ended December 31,
                                            ----------------------------
                                                2004            2003
                                            ------------    ------------
Weighted average common stock outstanding    152,903,084      67,489,524
Warrants:
  Weighted average shares under
     warrants at end of period                 7,469,406              --

  Treasury stock which could be purchased     (2,146,285)             --
                                            ------------    ------------

Weighted average common stock equivalents      5,323,121              --
Reduction of common stock equivalents
  as inclusion would be anti-dilutive         (5,323,121)             --

Shares used in diluted earnings per share
  calculation                               ------------    ------------
                                             152,903,084      67,489,524
                                            ============    ============

Net loss per share for the years ended December 31, 2004 and 2003 is summarized as follows:

                                                   Year ended December 31,
                                                   --------------------
                                                     2004        2003
                                                   --------    --------
Loss from continuing operations per common share   ($  0.05)  ($   0.04)

Discontinued operations per common share               0.00       (0.01)
                                                   --------    --------
Net loss per common share                          ($  0.05)  ($   0.05)
                                                   ========    ========

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
(CONTINUED)

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of derivative loss from derivative financial instruments and foreign currency translation adjustment related to our Finland operations. Accumulated other comprehensive income has no applicable income tax.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force 00-19, which provides that if the number of shares deliverable in a transaction be indeterminable, that said shares be presented as a liability in the balance sheet. Further, the liability is to be measured at fair value until such time as the obligation is settled. The shares issued in connection with the 2004 Subscription Agreement transactions discussed in Note 10 are derivative transactions and as such have been presented in the accompanying balance sheets as liabilities and other comprehensive income (loss). The other comprehensive income (loss) component represents the difference in the share value as issued and the value of said shares at the balance sheet date based on the trading value of the stock at December 31, 2004. At settlement, other comprehensive income (loss) will be charged to retained earnings as a constructive dividend.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, occupancy costs of our Finland laboratory, professional fees, clinical trial and related clinical manufacturing costs. Research and development costs are expensed as incurred.

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

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
(CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company's current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2. ACQUISITIONS

NANOBACLABS PHARMACEUTICALS, INC.

On June 4, 2003, NNBP acquired approximately 74.4% of LABS in exchange for 24,400,000 restricted shares of NNBP. From June 5, 2003 through December 31, 2003, NNBP acquired the remaining 25.6% of LABS from various stockholders in exchange for 6,598,000 restricted shares and additional consideration.

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

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

During January through March 2004, NNBP acquired the remaining 35% of Nanobac OY from Dr. Kajander and Dr. Ciftcioglu ("OY Minority Shareholders"). The purchase price was (a) 5 million shares of NNBP's common stock, (b) 5 million warrants convertible into NNBP's common stock at $.005 per share and (c) cash consideration of 15,000 Euros. Total consideration to the OY Minority Stockholders is valued at $4.3 million. The total consideration to date for OY is $5.1 million, which included cash payments (made before and after the acquisition of LABS), the fair value of NNBP common stock issued, as well as direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets                   $    37,534
Fixed assets                          29,286
Identifiable intangible assets     5,243,048
Other assets                           4,731
Current liabilities                  (11,884)
Advances from Nanobac               (228,119)

                                 -----------
                                 $ 5,074,596
                                 ===========

Acquired identifiable intangible assets consist of patents for the detection and treatment of Nanobacteria. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets. Amortization of this asset commenced as of the acquisition date. In addition, as part of the above agreement, the OY Minority Shareholders agreed to employment agreements with NNBP. These agreements included $500,000 of signing bonuses of which $150,000 was paid in 2004 and the remaining $350,000 is payable two years from the agreement dates (January and March 2006) and is included in long-term liabilities.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2. ACQUISITIONS (CONTINUED)

The following unaudited table compares NNBP's reported operating results to pro forma information prepared on the basis that the above acquisitions had taken place at January 1, 2003. In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2003 or 2004 or of future operations of the combined companies under the ownership and management of NNBP.

                                         Year ended December 31,
                                 -------------------------------------
                                  2004                    2003
                                  ----                    ----
As Reported
     Revenue                      $    358,361            $    482,815
     Net loss                     $ (7,874,778)           $ (3,699,491)
     Basic loss per share         $      (0.05)           $      (0.05)
     Diluted loss per share       $      (0.05)           $      (0.05)

Proforma
     Revenue                      $    358,361            $  1,183,210
     Net loss                     $ (7,911,923)           $ (5,518,739)
     Basic loss per share         $      (0.05)           $      (0.06)
     Diluted loss per share       $      (0.05)           $      (0.06)


3. DISCONTINUED OPERATIONS

During October 2003, NNBP decided to divest its HealthCentrics business unit to focus exclusively on its nanobacteria business unit. NNBP was unsuccessful in finding a non-affiliated buyer for this business unit. During March 2004, this business unit was sold to an affiliate of the current CEO for consideration of $250,000 (a reduction in amounts otherwise owed to the affiliate). NNBP's gain on disposal was $749,326, which is accounted for as a capital contribution given the related party nature of the arrangement. Summary operating results for the discontinued operations for the years ended December 31, 2004 and 2003 are as follows:

                                                2004         2003
                                                ----         ----

            Revenue                           $  5,301    $  19,970
                                              ========    =========

            Loss before income taxes          ($57,268)  ($ 938,358)
            Provision for income taxes              --           --
                                              --------    ---------
            Net loss                          ($57,268)  ($ 938,358)
                                              ========    =========

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

4. FIXED ASSETS

Fixed assets at December 31, 2004 are summarized as follows:

                                                                   Dec 2004

Computer equipment                                                 $  44,683
Computer software                                                     17,982
Lab equipment                                                         49,008
Office equipment                                                      20,769
Furniture and fixtures                                                21,729
Leasehold improvements                                                54,967

                                                                   ---------
                                                                     209,138
Accumulated Depreciation                                             (84,143)

                                                                   ---------
                                                                   $ 124,995
                                                                   =========

Depreciation expense for the years ended December 31, 2004 and 2003 was $47,295 and $18,177, respectively.

5. INTANGIBLE ASSETS

Intangible assets as of December 31, 2004 are summarized as follows:

Product rights             $ 1,350,000
Patents                      5,243,043
                           -----------
                             6,593,043
Accumulated amortization      (832,701)
                           -----------
                           $ 5,760,342
                           ===========

Amortization expense for the years ended December 31, 2004 and 2003 was $669,775 and $162,926, respectively. Expected future amortization is summarized as follows:

  Year ending December 31,
            2005                                        $   706,920
            2006                                            706,920
            2007                                            706,920
            2008                                            549,420
            2009                                            436,920
            Thereafter                                    2,653,242
                                                        -----------
                                                        $ 5,760,342
                                                        ===========

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

6. ACCRUED EXPENSES

Accrued expenses as of December 31, 2004 are summarized as follows:

     Accrued professional fees                          $    79,500
     Royalty                                                150,479
     Employee expense reports                                19,843
     Payroll taxes and benefits                              18,507
     Other                                                   67,532
                                                        -----------
                                                        $   335,861
                                                        ===========

7. SEGMENT INFORMATION

With the disposition of its HealthCentrics business unit (see Note 3), NNBP operates a single business segment. Geographic information is summarized as follows:

                                         Year ended December 31,
                                  ---------------------------------------
                                         2004                2003
                                         ----                ----
Revenue
  United States                              $343,444           $472,735
  Finland                                      14,917             10,080

                                  -------------------- ------------------
                                             $358,361           $482,815
                                  ==================== ==================
Assets
  United States                            $3,281,026
  Finland                                   6,403,281

                                  --------------------
                                           $9,684,307
                                  ====================

The geographic classification of revenue was based upon the domicile of the entity from which the revenues were earned. Approximately 98% of Finland assets relate to patents recorded as a result of the acquisition of OY (see Note 2).

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

8. INCOME TAXES

There was no current or deferred provision or benefit for income taxes for the years ended December 31, 2004 and 2003. The components of deferred tax asset as of December 31, 2004 and 2003 are as follows:
                                                        2004           2003
                                                   -------------   ------------
 Deferred tax asset:
 Net operating loss carryforwards                  $  3,690,000    $ 2,487,000
 Valuation allowance                                 (3,690,000)    (2,487,000)
                                                   -------------   ------------
 Deferred tax asset net of valuation allowance     $          -    $         -
                                                   =============   ============

As of December 31, 2004, the Company had approximately $9.1 million of net operating loss carryovers which expire between 2016 and 2024.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 34% to the loss from continuing operations before income taxes and minority interest:

                                                   2004           2003
                                                   ----           ----

     Statutory tax benefit                      $2,756,000        $967,000
     State taxes, net of federal benefit           309,000          72,000
     Nondeductible expense for common
       stock issued for services                  (999,000)       (292,000)
     Amortization of intangible assets            (261,000)        (57,000)
     Nontaxable income in connection

       with HealthCentrics' disposition            305,000               -
     Increase in valuation allowance            (2,116,000)       (715,000)
     Other, net                                      6,000          25,000

                                               -------------   ------------
       Provision for taxes                      $        -        $      -
                                               =============   ============

Changes in the valuation allowance during the year ended December 31, 2004 were as follows:

     Valuation allowance, beginning of year            $2,487,000

     Discontinued operations                             (913,000)
     Increase from continuing operations                2,116,000
                                                       ----------
     Valuation allowance, end of year                  $3,690,000
                                                       ==========

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

9. RELATED PARTY TRANSACTIONS

Stockholder Loan

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), had loaned NNBP approximately $8.2 million from June 2003 through December 2004. This loan had interest at 5% and is due on demand. On September 30, 2004, $7.5 million of the above loan was converted into 29,999,964 shares of the Company's common stock. On December 13, 2004 and additional $500,000 of the above loan was converted into 4,166,667 shares of the of the Company's common stock. The remaining loan balance at December 31, 2004 was approximately $194,000.

Interest expense for the above loans for the years ended December 31, 2004 and 2003 was approximately $238,000 and $23,000, respectively.

Short-Term Notes Payable

Short-term notes payable consist of unsecured advances from employees of the Company. These notes bear interest at 5% and are due on demand.

Conversion of Debt into Equity

During August 2004, an employee and minority stockholder (less than 5% ownership of the Company) converted an $111,000 liability due from the Company into 923,458 shares of the Company's common stock.

License Agreement

During February 2004, NNBP entered into a licensing agreement with Pegasus Worldwide, Inc. ("Pegasus") to market one of NNBP's over the counter products. NNBP's Chief Executive Officer is a director of Pegasus. Under the terms of the license agreement, NNBP was due $75 for each unit of product sold. For the year ended December 31, 2004, NNBP recognized revenue of $46,800 under this license agreement. Effective June 1, 2004, this license agreement was cancelled and NNBP is selling this product directly to customers.

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

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

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

COMMON STOCK, PREFERRED STOCK AND WARRANT ISSUANCES

During 2004, creditors of the Company converted $7.8 million of liabilities into 32,097,808 shares of the Company's common stock as follows:

            Shareholder loan (Note 9)        29,999,964   $ 7,499,990
            Employee (Note 9)                   923,458       110,815
            Unaffiliated vendors              1,174 385       158,724
                                            -----------   -----------
                                             32,097,807   $ 7,769,529
                                            ===========   ===========

During 2004, the Company issued 5.0 million shares of its common stock and 5.0 million warrants with an exercise price of $0.005 per share in connection with the acquisition of the minority interest in OY (see Note 2). The value of these stock and stock equivalent issuances was $4.3 million.

From August 2004 through November 2004, the Company entered into Subscription Agreements with two unaffiliated investors. Under the terms of the Subscription Agreements, the Company received cash of $677,500 (net of $97,500 of expenses) during the year ended December 31, 2004. The Company is to receive additional cash of $775,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company's common stock on the five trading days immediately prior to the date on which the registration statement is declared effective ("Fixed Price"). In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company has agreed to use its best efforts to promptly register the common shares and warrants.

During December 2004, the Company entered into a Subscription Agreement with an affiliate of the Company's Chief Executive Officer. Under the terms of the Subscription Agreement, the Company received cash of $500,000 during the year ended December 31, 2004. The Company is to receive additional cash of $500,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. All other terms of the Subscription Agreement are substantially the same as the Subscription Agreements to the unaffiliated investors described in the preceding paragraph.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

10. STOCKHOLDERS' EQUITY (CONTINUED)

As a result of the above Subscription Agreements, at December 31, 2004, the Company has issued 10,625,000 shares of common shares, which represents the minimum number of shares to be issued under the Subscription Agreements in exchange for cash received through December 31, 2004. If the price of the Company's stock is less than $0.23 per share when the Company's registration statement is declared effective, the Company will be required to issue additional shares under the above Subscription Agreements equal to a price of 52% of the average closing bid price of the Company's common stock on the five trading days immediately prior to the date on which the registration statement is declared effective. The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on NNBP's closing bid price when a registration statement is declared effective. As a result, the $1,275,000 of cash received under the Subscription Agreements through December 31, 2004 is included in long-term liabilities.

At December 31, 2004, the Company measured the value of the shares to be issued under the Subscription Agreements through December 31, 2004 based on the Company's closing bid price at December 31, 2004 compared to the actual shares issued. As a result of this measurement, an additional $643,630 long-term liability was recorded as of December 31, 2004 with a charge to Other Comprehensive Income.

From May 2001 through November 2002, the Company was subject to the jurisdiction of the United States Bankruptcy Court ("the Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code. Throughout the bankruptcy proceedings, the Company's CEO and an affiliated entity funded the Company's operations and existence. As part of the plan of reorganization as approved by the Bankruptcy Court, the Company was to issue 75 million shares of the Company's stock to affiliates of the CEO in satisfaction of this obligation. This transaction was recorded at $750,000 or $.01 per share fair value at the date of the award (based on the value at the measurement date) although shares were issued periodically throughout 2003. Certain shares were issued as preferred shares (at an equivalent value based on the conversion ratio of 44.11 per share). During January 2004, the number of authorized shares was increased to 250,000,000, at which time the previously issued preferred stock was converted to 35,048,445 shares of common stock.

During January 2004, a remaining Bankruptcy obligation was satisfied when the Company issued 4.5 million common shares to an entity that is an affiliate of the Company's CEO. The Company recognized an expense of $2.6 million in 2004 in connection with this 4.5 million stock issuance which is the approximate fair value of the stock on the issuance date.

During 2003, a total of 34,998,000 shares of the Company's common stock were issued for the acquisition of LABS (see Note 2) including 4.0 million common shares to an affiliate of the Company's Chief Executive Officer in connection with the facilitation and bridge funding for this acquisition. The value of these share issuances was $approximately $1.4 million.

An aggregate of 3,644,000 shares of stock were issued during 2003 in connection with the conversion of $728,800 in related party debt to equity. Stock issued for services in 2003 aggregated 50,000 shares valued at $30,175.

In addition, the Company sold 1,690,000 shares of stock at prices ranging from $.20 to $.40 for aggregate proceeds of $548,000 and 368,815 shares of preferred stock were converted to 16,268,430 shares of common stock.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

10. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

As of December 31, 2004, in connection with the OY acquisition, 5,000,000 warrants were outstanding with an exercise price of $.005 per common share and an expiration date of August 31, 2009 (see Note 2).

At the finalization of the Subscription Agreements described above, approximately 23.4 million additional warrants will be issued with an estimated weighted average exercise price of $.16 per common share and an expiration date of five years from the date of issuance.

STOCK OPTION PLAN

No stock options were outstanding for the years ended December 31, 2004 and 2003.

11. COMMITMENTS

The Company leases administrative and laboratory facilities and office equipment under cancelable and non-cancelable operating leases that expire through June 2010. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2004:

Year ending December 31,

     2005                                    $     174,281
     2006                                          178,408
     2007                                          109,225
     2008                                           58,163
     2009                                           53,900
     2010                                           27,234
                                             -------------
                                             $     601,211
                                             =============

Rent expense on operating leases for the years ended December 31, 2004 and 2003 was approximately $222,000 and $167,000, respectively.

             NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

13. CONTINGENCY

On September 24, 2004 a civil action was filed in United States District Court - Southern District of California by World Health Products, LLC ("World Health") broadly alleging that the Company, together with a customer of the Company ("Customer"), has infringed on its Patent Number 5,602,180 related to the sale of suppositories included in the Company's supplement product. World Health alleged additional complaints against the Customer to which the Company is not liable. During February 2005, World Health dropped the Company from their lawsuit as their tests of the Company's suppositories determined that World Health's patents were not being infringed upon.

                         NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 YEARS ENDED DECEMBER 31, 2004 AND 2003

15. QUARTERLY DATA

                                        Mar 31             Jun 30              Sep 30            Dec 31
                                        -------            -------             -------           -------
2004 QUARTER ENDED
       Revenue                          $32,385            $73,564            $118,141          $134,271
       Gross profit                     $25,196            $42,072             $76,037          $114,586
       Loss from continuing
           operations               ($4,221,972)       ($1,384,238)          ($994,276)      ($1,217,024)
       Net loss                     ($4,279,240)       ($1,384,238)          ($994,276)      ($1,217,024)
      Loss per share:
         Basic and Diluted               ($0.03)            ($0.01)             ($0.01)           ($0.00)

2003 QUARTER ENDED
       Revenue                               $0            $77,637            $241,340          $163,838
       Gross profit                          $0            $17,174             $63,932           $68,587
       Loss from continuing
           operations                 ($935,446)         ($166,229)          ($679,241)        ($980,217)
       Net loss                     ($1,234,083)         ($468,666)          ($929,230)      ($1,067,512)
      Loss per share:
         Basic and Diluted               ($0.03)            ($0.01)             ($0.01)           ($0.01)

RECONCILIATION OF 2003 QUARTERLY DATA TO FORMS 10-QSB AS FILED

                                                         Mar 31              Jun 30              Sep 30
                                                         -------             -------             ------
REVENUE
      Revenue as reported on Form 10Q                     $5,812             $84,049           $244,616
      Discontinued operations                             (5,812)             (6,412)            (3,276)

                                                   -----------------------------------------------------
        Revenue per above                                     $0             $77,637           $241,340
                                                   =====================================================
GROSS PROFIT
      Gross profit as reported on Form 10Q              ($10,300)             $3,034            $38,503
      Discontinued operations                             10,300              14,140             25,429
                                                   -----------------------------------------------------
        Gross profit per above                                $0             $17,174            $63,932
                                                   =====================================================
NET LOSS
      Net loss as reported on Form 10Q                 ($595,222)          ($449,924)         ($913,780)

      Amortization of intangible assets                        -             (18,742)           (90,000)
      Charge or reversal thereof for stock
      issuances to affiliates of officers               (650,000)                                74,550
      Other                                               11,139              -                   -
                                                   -----------------------------------------------------
        Net loss per above                           ($1,234,083)          ($468,666)         ($929,230)
                                                   =====================================================