Form 10QSB
period 2005-03-31
NANOBAC PHARMACEUTICALS INC
filed 2005-05-16
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
____________________

For the Quarter Period Ended
March 31, 2005
_______________________

Nanobac Pharmaceuticals, Incorporated
(Exact name of registrant as specified in its charter)

Florida	0-24696	59-3248917
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

2727 W. Dr. Martin Luther King Jr. Blvd, Suite 850, Tampa, Florida 33607
(Address of Principal Executive Office) (Zip Code)

(813) 264-2241
(Registrant’s telephone number, including area code)

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

Yes [  ] No [X]

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of May 12, 2005 was 189,006,760.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED
BALANCE SHEETS

(UNAUDITED)

	(Unaudited)
	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$13,579	$17,908
Account receivable	16,729	3,395
Inventory	74,431	70,571
Prepaid expenses	28,807	23,649
Total current assets	133,546	115,523

FIXED ASSETS, less accumulated depreciation
of $94,998	145,665	124,995

OTHER ASSETS
Security deposits	67,758	68,054
Intangible assets, less accumulated amortization of $1,009,431	5,583,612	5,760,342
Goodwill	3,615,393	3,615,393
Total other assets	9,266,763	9,443,789

TOTAL ASSETS	$9,545,974	$9,684,307

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$629,319	$645,491
Accrued compensation	422,067	50,611
Accrued expenses	317,043	335,861
Short-term note payable	77,207	62,379
Other liabilities	18,185	16,423
Stockholder loans	646,846	194,068
Total current liabilities	2,110,667	1,304,833

LONG-TERM LIABILITIES
Accrued compensation	--	350,000
Stock settlement liability	2,496,154	1,918,630
Total liabilities	4,606,821	3,573,463

COMMITMENTS AND CONTINGENCY (Note 9)	--	--

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized,
189,006,760 shares issued and outstanding at March 31, 2005
and 187,240,093 shares issued and outstanding at
December 31, 2004	16,307,050	16,296,550
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	--	--
Additional paid-in capital	3,514,328	3,539,328
Accumulated deficit	(13,837,581)	(13,049,568)
Accumulated other comprehensive loss	(1,044,644)	(675,466)
Total stockholders' equity	4,939,153	6,110,844
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,545,974	$9,684,307

The accompanying notes are an integral part
of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	ended	ended
	March 31, 2005	March 31, 2004

REVENUE	$151,865	$32,385

COST OF REVENUE	43,838	7,189

GROSS PROFIT	108,027	25,196

OPERATING EXPENSES
Sales, general and administrative	275,786	3,384,425
Research and development	411,294	628,325
Depreciation and amortization	188,252	158,113
Total Operating Expenses	875,332	4,170,863

OPERATING LOSS	(767,305)	(4,145,667)

OTHER INCOME (EXPENSES)
Interest expense	(5,193)	(82,967)
Other, net	(15,515)	6,662

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(788,013)	(4,221,972)

PROVISION FOR INCOME TAXES	--	--

LOSS FROM CONTINUING OPERATIONS	(788,013)	(4,221,972)

DISCONTINUED OPERATIONS:
Loss from discontinued operations (no applicable income taxes)	--	(57,268)

NET LOSS	$(788,013)	$(4,279,240)

LOSS PER COMMON SHARE (BASIC AND DILUTED):
Continuing operations	$0.00	$(0.03)
Discontinued operations	0.00	0.00

Net loss	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	188,394,671	136,849,788

The accompanying notes are an integral part
of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

						Accumulated
			Additional		Other	Other
	Common	Stock	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Loss	Total

Balance, December 31, 2004	187,240,093	$16,296,550	$3,539,328	$(13,049,568)		$(675,466)	$6,110,844

Stock issued for services	100,000	10,500	--	--		--	10,500

Sale of common stock	1,666,667	--	(25,000)	--		--	(25,000)
Comprehensive loss:
Net loss	--	--	--	(788,013)	$(788,013)	--	(788,013)
Foreign currency translation adjustment	--	--	--	--	8,346	8,346	8,346
Derivative loss					(377,524)	(377,524)	(377,524)

Comprehensive loss					(1,157,191)

Balance, March 31, 2005	189,006,760	$16,307,050	$3,514,328	$(13,837,581)		$(1,044,644)	$4,939,153

The accompanying notes are an integral part
of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	ended	ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(788,013)	$(4,279,240)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	188,252	158,113
Charges from common stock issuances	10,500	2,562,750
Interest expense added to stockholder loan	3,895	82,500
Net (increase) decrease in assets:
Stock issued for services
Accounts receivable	(13,334)	(11,189)
Inventory	(3,860)	489
Other assets	(5,158)	(13,967)
Net increase (decrease) in liabilities:
Accounts payable	(16,172)	(19,439)
Accrued compensation	21,456	189,309
Accrued expenses	(18,818)	55,898
Deferred revenue	1,762	--
Total adjustments	168,523	3,004,464
Net cash flows from operating activities	(619,490)	(1,274,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(33,866)	(8,952)
Cash received from exercise of stock option in subsidiary	--	200,000
Net cash flows from investing activities	(33,866)	191,048

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
stock subscription agreements, net of expenses	175,000	--
Proceeds from stockholder loans, net	448,883	1,186,113
Proceeds (payments) of notes payable, net	14,828	(70,000)
Net cash flows from financing activities	638,711	1,116,113

Effect of exchange rate changes	10,316	3,644

Net change in cash	(4,329)	36,029
Cash balance, beginning of period	17,908	49,755
Cash balance, end of period	$13,579	$85,784

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$1,298	$467

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in acquisition	$--	$4,267,500
Capital contribution associated with sale of subsidiary to affiliate
Reduction in stockholder loan	$--	$250,000
Assumption of accounts payable and accrued expenses	$--	$499,327

The accompanying notes are an integral part
of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices

Nature of business

Nanobac Pharmaceuticals, Incorporated and subsidiaries, ("Nanobac”, the "Company", or "NNBP") trades under the symbol "NNBP."

NNBP’s primary business is the study and development of therapeutic and diagnostic technologies related to nanobacterium sanguineum (“Nanobacteria”). Nanobacteria are believed to be small, slowly growing nano-particles that can be found in human blood, kidney stones and arterial wall plaques.

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for a full year.

The financial statements for the period ended March 31, 2005 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 for the Company as filed in the annual report on Form 10-KSB, which information is included herein by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at March 31, 2005. The Company is dependent on continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that the Company will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders.

There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from an adverse outcome of this uncertainty.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when the Company’s products are shipped and title has passed or when diagnostic results are provided to the customer. Revenue is recorded net of reserves for estimated discounts and incentives.

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

Financial instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, short-term note payable and stockholder loans approximate their fair market values.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

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

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over the following estimated useful lives on a straight-line basis:

Patents     12 years
Product rights     5 years

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist.

Research and development expenses

Research and development expenses are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred.

Income taxes

The Company records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes”. Deferred taxes are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Derivative financial instruments

The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force 00-19, which provides that if the number of shares deliverable in a transaction is indeterminable, that said shares be presented as a liability in the balance sheet.  Further, the liability is to be measured at fair value until such time as the obligation is settled.  The shares issued in connection with the 2004 Subscription Agreement transactions discussed in Note 5 are derivative transactions and as such have been presented in the accompanying balance sheets as liabilities and accumulated other comprehensive loss.  The accumulated other comprehensive loss component represents the difference in the share value as issued and the value of said shares at the balance sheet date based on the trading value of the stock at March 31, 2005.  At settlement, accumulated other comprehensive loss will be charged to retained earnings as a constructive dividend.

Accumulated other comprehensive loss

Accumulated other comprehensive loss at March 31, 2005 consists the following:

Derivative financial instruments (see above)	($1,021,154)
Cumulative foreign currency translation
adjustment related to our Finland subsidiary	(23,490)
($1,044,644)

Accumulated other comprehensive loss has no applicable income tax effect.

Net loss per share

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of and for the periods ended March 31, 2005 and 2004.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

2. Acquisitions

Nanobac OY

Nanobac OY is a Finnish company that performs similar nanobacterial research to that of the Company. On November 11, 2003, NNBP completed the acquisition of 65% of Nanobac OY when a final cash payment was made and the Company exercised the conversion option in acquired convertible promissory notes.

During January through March 2004, NNBP acquired the remaining 35% of Nanobac OY from two individuals who are currently employees of the Company (“OY Minority Shareholders”). The purchase price was (a) 5 million shares of NNBP’s common stock, (b) 5 million warrants convertible into NNBP’s common stock at $.005 per share and (c) cash consideration of 15,000 Euros. Total consideration to the OY Minority Stockholders is valued at $4.3 million.

The total consideration to date for OY is $5.1 million, which included cash payments, the fair value of NNBP common stock issued, as well as direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$37,534
Fixed assets	29,286
Identifiable intangible assets	5,243,048
Other assets	4,731
Current liabilities	(11,884)
Advances from Nanobac	(228,119)
$5,074,596

Acquired identifiable intangible assets consist of patents for the detection and treatment of Nanobacteria. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets. Amortization of this asset commenced as of the acquisition date.

In addition, as part of the above agreement, the OY Minority Shareholders agreed to employment agreements with NNBP. These agreements included $500,000 of signing bonuses of which $150,000 was paid in 2004 and the remaining $350,000 (earned upon certain triggering events that occurred in 2004) is payable two years from the agreement dates (January and March 2006) and is included in current liabilities at March 31, 2005.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

2. Acquisitions (continued)

Proforma

The following unaudited table compares NNBP's reported operating results to pro forma information prepared on the basis that the acquisitions had taken place at the beginning of the period for the three months ended March 31, 2004:

As Reported
Revenue	$32,385
Net loss	$(4,279,240)
Basic loss per share	$(0.03)
Diluted loss per share	$(0.03)

Proforma
Revenue	$32,385
Net loss	$(4,308,246)
Basic loss per share	$(0.03)
Diluted loss per share	$(0.03)

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

3. Discontinued Operations

During March 2004, the Company sold its HealthCentrics business unit an affiliate of the Company’s CEO for consideration of $250,000 (a reduction in amounts otherwise owed to the affiliate). The Company’s gain on disposal was $749,326, which is accounted for as a capital contribution given the related party nature of the arrangement. Summary operating results for the discontinued operations for the three months ended March 31, 2004 are as follows:

2004

Revenue	$5,301
Loss before income taxes	($ 57,268)
Provision for income taxes	--

Net loss	($ 57,268)

4. Income taxes

NNBP has accumulated a net operating loss carryforward of approximately $8.3 million for income tax purposes, which can be used to offset future taxable income through 2024.

Estimated future tax benefit	$3,930,000
Valuation allowance	(3,930,000)
Estimated future tax benefit	$--

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

5. Stockholders' deficit (continued)

Common stock:

From August 2004 through February 2005, the Company entered into Subscription Agreements with three unaffiliated investors. Under the terms of the Subscription Agreements, the Company received cash of $852,500 (net of $122,500 of expenses) through March 31, 2005. The Company is to receive additional cash of $975,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective (“Fixed Price”). In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company has agreed to use its best efforts to promptly register the common shares and warrants.

During December 2004, the Company entered into a Subscription Agreement with an affiliate of the Company’s Chief Executive Officer. Under the terms of the Subscription Agreement, the Company received cash of $500,000 during the year ended December 31, 2004. The Company is to receive additional cash of $500,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. All other terms of the Subscription Agreement are substantially the same as the Subscription Agreements to the unaffiliated investors described in the preceding paragraph. This amount is classified as Stock Settlement Liability at March 31, 2005.

As a result of the above Subscription Agreements, the Company has issued 12,291,667 shares of common shares, which represents the minimum number of shares to be issued under the Subscription Agreements in exchange for cash received through March 31, 2005. If the price of the Company’s stock is less than $0.23 per share when the Company’s registration statement is declared effective, the Company will be required to issue additional shares under the above Subscription Agreements equal to a price of 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective. The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on NNBP’s closing bid price when a registration statement is declared effective. As a result, the $1,475,000 of cash received under the Subscription Agreements through March 31, 2005 is classified as Stock Settlement Liability at March 31, 2005.
.
At March 31, 2005 the Company measured the value of the shares to be issued under the Subscription Agreements based on the Company’s closing bid price at March 31, 2005 compared to the actual shares issued. As a result of this measurement, an additional $643,630 Stock Settlement Liability was recorded as of March 31, 2005 with a charge to other comprehensive loss.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

5. Stockholders' deficit (continued)

Warrants:

As of March 31, 2005, in connection with the OY acquisition, 5,000,000 warrants were outstanding with an exercise price of $.005 per common share and an expiration date of August 31, 2009 (see Note 2).

At the finalization of the Subscription Agreements described above, management estimates between 18 million to 44 million warrants will be issued with an estimated weighted average exercise price of $.07 to $.16 per common share and an expiration date of five years from the date of issuance. The ultimate number of warrants to be issued and the related exercise price is indeterminate as the number of shares is dependent on NNBP’s closing bid price when a registration statement is declared effective.

6. Related Party Transactions:

Stockholder Loan

An affiliate of the Chief Executive Officer has loaned NNBP approximately $647,000 as of March 31, 2005. These loans had interest at 5% and were due on demand. Interest expense for the above loans for the three months ended March 31, 2005 was approximately $4,000. During April 2005, an affiliate of the Chief Executive Officer loaned an additional $750,000 to the Company under the same terms as the above loan.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Nanobac Pharmaceuticals, Incorporated and its subsidiaries (which may be referred to as “Nanobac”, “the Company”, “NNBP”, “we”, “us”, or “our”) is a research-based lifescience company.

Our research is focused on investigating the role of Nanobacterium sanguineum, (“Nanobacteria”) in human diseases. Researchers at Nanobac have discovered a novel nano-sized particle that we believe is responsible for a majority of diseases associated with soft tissue calcification or plaque. While calcification is a normal process for building healthy bones and teeth, calcification also plays a role in other conditions related to diseases, such as strokes and heart attacks. We believe that blood-borne nanobacteria forms slow-growing calcified colonies in arteries and organs, much as coral reefs are formed. Calcification of blood vessels typically involves the heart’s coronary arteries in atherosclerosis. It also occurs in arteries more generally throughout the body in arteriosclerosis, or hardening of the arteries. Kidney stones are calcifications within the urinary tracts. In addition, pathologic or soft tissue calcifications are observed in many other diseases such as, prostatitis (a painful inflammation of the prostate gland), and Polycystic Kidney Disease (growths of cysts in the kidneys). Research has shown the presence of Nanobacteria in the parts of the body affected by these diseases.

Our objective is to gain a better understanding of the role Nanobacteria plays in diseases associated with soft tissue calcification (or the build up of calcified deposits within the body), and to develop new methods to detect and treat diseases associated with nanobacterial infection. At the same time, we intend to expand the sales of our Dietary Supplements and In Vitro Diagnostic products. Our business is comprised of three areas:

•	Dietary Supplements
•	In Vitro Diagnostics
•	Bio-Medical Research - Pharmaceutical Drug Discovery

We believe these three areas will fuel each other. Our research will lead to a better understanding of Nanobacteria and its role in disease. This in turn will enable us to develop better diagnostic tests to detect the presence of Nanobacteria. The development of new and more effective methods to diagnose nanobacterial infection and diseases involving pathologic calcification should increase the demand for our dietary supplements and for new drugs that we may bring to the market alone or in partnership. Likewise, as more effective therapies come to market, diagnostic test ordering tends to increase.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Current Developments- Recently we signed a collaborative agreement with the Mayo Foundation for Medical Education and Research to conduct research relating to the prevalence and treatment of nanobacteria in specific disease populations. The parties will evaluate the role of nanobacteria through four studies utilizing diagnostic test kits developed by Nanobac.

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

Intellectual Property - We are attempting to protect the intellectual property rights to our discoveries including our treatment therapies and our diagnostic methods by obtaining patents. We currently have one issued patent and multiple patent applications for treatment therapies including the combination of EDTA and tetracycline to treat nanobacteria infections and the formula mix and treatment regimen for Nanobac Supplements, We also have one issued patent and multiple patent applications related to our diagnostic products We are attempting to further protect our intellectual property rights by obtaining additional patents in unique areas of research with respect to the role of Nanobacteria in pathologic calcification. These efforts are ongoing and will require significant additional infusions of financing to complete. It is also anticipated that additional patents will be sought in the future as our research and development efforts yield new discoveries.

Change of Name - During April 2004, we announced a name change from Nanobac Pharmaceuticals, Incorporated to Nanobac Life Sciences, Inc. to become effective upon approval by the shareholders.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three month period ended March 31, 2005. These comparisons of financial results are not necessarily indicative of future results.

	Quarter ended March
	2005	2004	% Change

Revenue	$151,865	$32,385	369%
Cost of revenue	43,838	7,189	510%

Gross Profit	108,027	25,196	329%
Gross Profit percentage	71%	78%

Selling, general and administrative	356,038	3,534,425	-90%
Research and development	331,042	478,325	-31%
Depreciation and amortization	188,252	158,113	19%

Operating loss	(767,305)	(4,145,667)	-81%

Other income (Expense)	(20,708)	(76,305)	-73%

Loss from continuing operations	(788,013)	(4,221,972)	-81%

Discontinued Operations	0	(57,268)	-100%

Net loss	($788,013)	($4,279,240)	-82%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three months ended March 31, 2005 and 2004 is summarized as follows:

	Quarter ended March
	2005	2004

Nanobac Supplement	$125,128	$0
License revenue	0	16,875
Diagnostic Products	26,737	15,510
	$151,865	$32,385

During February 2004, we initiated the license of a new product to a third party. Effective June 2004, the above license agreement was cancelled and we initiated sales of this product directly to customers under the name of Nanobac Supplement. Since the introduction of our new product, our revenue has increased on a quarterly basis as follows:

Quarter 1 - 2004	$32,385
Quarter 2 - 2004	73,564
Quarter 3 - 2004	118,141
Quarter 4 - 2004	134,271
Quarter 1 - 2005	151,865

We intend to continue to expand our sales through increased marketing efforts, accelerating our research and developing new products for better patient acceptance

Cost of revenue

Cost of revenue consists of direct materials, testing services (for diagnostic products) and shipping. As a percentage of revenue, cost of revenue was 29% for the three months ended March 31, 2005 compared to approximately 22% for the three months ended March 31, 2004. The lower cost of revenue in 2004 was due to the 2004 license revenue having no direct costs. During June 2004, this licensing agreement was terminated and we initiated sales of Nanobac Supplement directly to customers, which has resulted in higher revenue and cost of revenue.

Gross Profit

Gross profit as a percentage or revenue was 71%, respectively for the three months ended March 31, 2005 compared to 78% for the three months ended March 31, 2004. The decrease in gross profit percentage is attributable to the 2004 license revenue having no costs. We anticipate our future gross profit as a percentage of revenue to be 65% to 75% based on our current product mix and pricing strategy.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, General and Administrative

Approximately 70% of selling, general and administrative (“SG&A”) expenses are comprised of payroll, travel and professional fees. The majority of professional fees are related to public company expenses for audit, legal and investor relations. Other significant SG&A expenses include facility rental and insurance.

SG&A expenses for the three months ended March 31, 2004 include a $2.6 million charge for stock issued as part of the Plan of Reorganization as confirmed by the Bankruptcy Court. SG&A expenses, excluding the above charges, are summarized as follows:

	Quarter ended March
	2005	2004

SG&A as reported	$275,786	$3,384,425
Less charge for stock issuance		(2,562,750)
SG&A expenses net of charge for stock issuance	$275,786	$821,675

SG&A expenses decreased approximately $545,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In particular, professional fees were reduced by approximately $350,000 and travel expenses were reduced $130,000 for the three months ended March 31, 2005 compared to the same period in 2004.

The reduction in SG&A expenses is consistent with the results for the prior two quarters ended September 30, 2004 and December 31, 2004 as management made a significant effort to reduce the level of SG&A expenses.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development

For the three months ended March 31, 2005 and 2004 research and development (“R&D) expenses consisted of the following types of expenses:

	Quarter ended March
	2005	2004

U.S. Payroll and medical directors	60%	34%
Finland payroll and laboratory	20%	9%
Research studies	2%	27%
Signing bonuses	0%	24%
Other	18%	6%
Total R&D	100%	100%

Other R&D expenses include professional fees related to development of patents and other office expenses.

R&D expenses for the three months ended March 31, 2005 of approximately $411,000 represents a $217,000 decrease compared to R&D expenses of approximately $628,000 for the three months ended March 31, 2004. The majority of this decrease is related to $150,000 of signing bonuses incurred in the first quarter of 2004 with the execution of employment agreements for key scientific personnel. The remaining decrease is due to no significant research studies being conducted during the three months ended March 31, 2005.

We anticipate increasing R&D expenses during the next several months.

Depreciation and amortization

Approximately 95% of depreciation and amortization are related to the amortization of Product Rights and Patents acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (Expense)

Other income for the three months ended March 31, 2005 and 2004 is summarized as follows:

	2005	2004

Interest expense
Stockholder loan	($3,895)	($82,500)
Other	(1,298)	(467)
Foreign exchange gain (loss)	(10,717)	6,307
Other, net	(4,798)	355
	($20,708)	($76,305)

Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary.

Loss from Continuing Operations

The increase in the loss is primarily attributable to the $206,000 of additional R&D expenses and $368,000 of additional intangible asset amortization expenses.

Loss from continuing operations for the three months ended March 31, 2005 was $788,000 compared to $4.2 million for the three months ended March 31, 2004. Excluding non-cash items for stock issuances and amortization and depreciation, the loss from continuing operations for the three months ended March 31, 2005 and 2004 was as follows:

	2005	2004	Change

Loss from continuing operations	($788,013)	($4,221,972)	$3,433,959
Depreciation and amortization	188,252	158,113	30,139
Charges for stock issuances	0	2,562,750	(2,562,750)
Loss from continuing operations excluding non-cash items	($599,761)	($1,501,109)	$901,348

The loss from continuing operations excluding the above non-cash items decreased $901,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This decrease reflects (a) increased gross profit of $83,000; (b) $545,000 decrease in SG&A expenses; (c) $150,000 signing bonuses incurred in the first quarter of 2004 and (d) $67,000 reduction in other R&D expenses (primarily research studies).

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discontinued Operations

During March 2004, our HealthCentrics business unit was sold to an affiliate of the CEO for consideration of $250,000 plus assumption of net liabilities of approximately $499,000. Our gain on disposal of approximately $749,000 is accounted for as a capital contribution given the related party nature of the arrangement.

As a result of our decision to dispose of the HealthCentrics business unit, the operations of HealthCentrics are retroactively removed from continuing operations and disclosed as a single line item on the statements of operations. The loss from discontinued operations for the three months ended March 31, 2004 is summarized as follows:

2004

Revenue	$5,301
Cost of revenue	9,208

Gross profit (loss)	(3,907)

Selling, general & administrative	53,361
Research and development	--
Net loss	($57,268)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Since the United States Bankruptcy Court confirmed a plan of reorganization that allowed the Company to emerge from Chapter 11 during calendar 2002, the Company has financed its activities primarily through loans made by entities affiliated with our current Chief Executive Officer (referred to herein as “the Affiliated Entities”). These loans were made as funding was needed and were extremely advantageous to the Company in that the amounts were funded as the Company needed financial infusions and allowed the Company to avoid the costs and distractions of attempting to raise these amounts from unrelated parties. It is unrealistic to believe that unrelated parties would have offered terms as generous as those obtained from the Affiliated Entities, and it is also unlikely that any financing could have been obtained under any terms without the financing of the Affiliated Entities. From time to time the Affiliated Entities have agreed to allow a portion of the loan balances to be converted into shares of the Company’s common stock. There is no obligation on the part of the Affiliated Entities to make additional loans to the Company. The Affiliated Entities are also under no obligation to convert any portion of the loan balances owed to it into additional shares of the Company’s stock.

As of March 31, 2005, we had total assets of $9.5 million of which only $133,000 were current assets. At March 31, 2005, we had total current liabilities of $2.1 million and a working capital deficit of $2.0 million.

Net cash used in operations for the three months ended March 31, 2005 was $619,000 for the three months ended March 31, 2005. The negative cash flow from operations reflects the $788,000 net loss for the period offset by the non-cash charge of $188,000 for depreciation and amortization.

Net cash used by investing activities for the three months ended March 31, 2004 was $34,000 for the purchase of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2005 was $639,000, which is attributable to stockholder loans of $449,000, common stock subscriptions of $175,000 (net of expenses of $25,000) and an increase in notes payable of $15,000.

We are dependent on raising additional funding necessary to implement our business plan. Should we not be successful in raising cash from our CEO and other investors, we are unlikely to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on our current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The adoption of SFAS No. 123 is not expected to have any significant impact on our current financial condition or results of operations.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

Our disclosure and analysis in this Form 10-QSB contains some forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), that set forth anticipated results based on our plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical and current facts. We have tried wherever possible to identify such statements by using words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will” and similar expressions in connection with any discussion of future operating or financial performance.

In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market our products and services; competitive conditions within our industry may change adversely; we may be unable to retain existing key management and research personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures; (ii) obtaining new sources of external financing; (iii) serving as the nexus for nanobacteria research and (iv) conducting successful clinical trials supporting Dr. Kajander’s theories that the human body does not recognize nanobacteria as harmful, and accordingly, nanobacteria could be the cause of pathological disease causing calcification found in multiple diseases. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

Risk Factors (continued)

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

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

Throughout 2005 and 2004, affiliates of our Chief Executive Officer have provided our capital needs through loans and capital contributions. While these affiliates continue to provide for the majority of our cash requirements, they are under no obligation to continue such financing and/or strategic guidance. In the event these affiliates should discontinue their support, we may have difficulty in continuing our operations. In such an event, shareholders could lose their investment in its entirety. Historically, these affiliates have provided capital to us on a demand debt basis after which they may agree to convert debt into shares of our common stock. If, in the future we require additional capital, these affiliates might contribute some or all of our requirements. We anticipate that as a part of any such loan, these affiliates would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require these affiliates’ support, shareholders may experience dilution. At present, we do not maintain key man insurance for our CEO.

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

Risk Factors (continued)

We have a history of operating losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through March 31, 2005, we have incurred aggregate losses of $13.8 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Development and Commercialization of Pharmaceutical and Nurtraceutical Products

Pharmaceutical and nutraceutical research and development is highly speculative and involves a high and significant degree of risk.  The marketability of any product developed by us will be affected by numerous factors beyond our control, including:

•	the discovery of unexpected toxicities or lack of sufficient efficacy of products which make them unattractive or unsuitable for human use;
•	preliminary results as seen in animal and/or limited human testing may not be substantiated in larger controlled clinical trials;
•	manufacturing costs or other factors may make manufacturing of products impractical and non-competitive;
•	proprietary rights of third parties or competing products or technologies may preclude commercialization; and
•	requisite regulatory approvals for the commercial distribution of products may not be obtained.

Other factors may become apparent during the course of research, up-scaling or manufacturing which may result in the discontinuation of research and other critical projects.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors (continued)

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

Limited Operating History Anticipated Losses; Uncertainty of Future Results

We have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by companies in early stages of development, particularly in light of the uncertainties relating to the new and evolving lifescience research which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to: (i) perform research studies to prove the effectiveness of our pharmaceutical products, (ii) further develop and market our products; (iii) establish distribution relationships; and (iv) build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for at least the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of customers we are able to attract and the costs of continuing development of our product line.

Federal Food and Drug Administration

Some or all of our products may be governed by rules and regulations established by the United States Food and Drug Administration (“FDA”). Changes in FDA regulations and the enforcement thereof may affect our lifescience business. Furthermore, we may not be successful in filing and obtaining approval of our 510K or PMA filings with the FDA for our Nano-Capture Antigen and Nano-Sero IgG ELISA assays.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors (continued)

Competitors in the Nutraceutical and Pharmaceutical Industry May Develop Competing Technologies

We have a number of competitors, some of whom are better able to commercialize their products, which could render our products obsolete or uncompetitive prior to recovering our expenses. We anticipate that we will face increased competition in the future as new products enter the market and advanced technologies become available.

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

Risk Factors (continued)

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

Dependency upon Key Technical and Scientific Personnel Who May Terminate Employment at Any Time.

Our success will depend to a significant degree upon the continued services of key technical and scientific personnel, including but not limited to E. Olavi Kajander, MD, PhD. In addition, our success may depend on our ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit personnel on a timely basis, if at all. All of the Company’s management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development, loss of sales, and/or diversion of management resources that could have a material adverse affect on the Company.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors (continued)

Lack of Independent Directors

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company’s stockholders and the controlling officers and/or directors.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

While most of our operations are conducted in the United States, we also operate a laboratory in Kuopio Finland. We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our Finland operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. Since the functional currency of our Finland subsidiary is the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results.

Our Finland subsidiary collects revenue and pays expenses in Euros, mitigating transaction risk. Revenues and expenses in Euros translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against the Euro. Therefore, changes in exchange rates may negatively affect the Company’s consolidated revenues and expenses (as expressed in US Dollars) from foreign operations.

Currency transaction gains or losses are incurred on our US Subsidiary’s intercompany advance to our Finland Subsidiary. We recognize a gain on the intercompany advance as the US Dollar weakens against the Euro and we recognize a loss when the US Dollar strengthens against the Euro.

The Company has not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4: Controls and Procedures

Disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report, and, based on this evaluation, our Chief Executive Officer has concluded that these controls and procedures are effective.

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

Item 4: Controls and Procedures (continued)

Section 404 of the Sarbanes-Oxley Act of 2002

 Section 404 of the Sarbanes-Oxley Act of 2002 requires our report on Form 10-KSB for 2006 to include a report of management on internal control over financial reporting. Internal control over financial reporting, as defined under these rules, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Except as described below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

On September 24, 2004 a civil action was filed in United States District Court - Southern District of California by World Health Products, LLC (“World Health”) broadly alleging that the Company, together with a customer of the Company (“Customer”), has infringed on its Patent Number 5,602,180 related to the sale of suppositories included in the Company’s supplement product. World Health alleged additional complaints against the Customer to which the Company is not liable. During February 2005, World Health dropped the Company from their lawsuit as their tests of our suppositories determined that World Health’s patents were not being infringed upon.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

From August 2004 through February 2005, we executed Subscription Agreements with three unaffiliated investors and one affiliated investor. These investors paid us 50% of the subscription price at execution and the remaining 50% is due within five days from the date that a registration statement is declared effective for the common shares that are being issued. In exchange for the cash consideration, we are to issue these investors shares of our common stock equal to the amount paid divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock for the five days immediately prior to the date on which a registration statement is declared effective (“The Fixed Price”). In addition, each of these investors will receive an equivalent number of warrants with expiration dates of five years from the date of issuance. One half of these warrants will be priced at 120% of the Fixed Price and the remainder will be priced at 150% of the Fixed Price. The minimum number of shares and warrants that will be issued under these Subscription Agreements (assuming a Fixed Price of $0.12 per share) is as follows:

	Number
	of Shares	Per Share	Proceeds
Common Stock:
Unaffiliated Investors	16,250,000	$0.12	$1,950,000
Affiliates	8,333,333	$0.12	$1,000,000
	24,583,333		$2,950,000

	Number	Exercise
	of Warrants	Price
Warrants:
Unaffiliated Investors	8,125,000	$0.132
Unaffiliated Investors	8,125,000	$0.180
Affiliates	4,166,667	$0.132
Affiliates	4,166,666	$0.180
	24,583,333

As of December 31, 2004, 10,625,000 shares had been issued under the above Subscription Agreements. The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.09 to $0.14 per share, approximately twice as many shares and warrants would be issued as described above.

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

A success fee was awarded to a broker for completing the transaction to one of the above unaffiliated investors in the form of 5-year warrants equal to 20% of the value of the transaction. These warrants have exercise prices equal to $0.16 to $0.22 per share for transactions completed to date. Future warrants issued under this agreement will have an exercise price equal to NNBP’s stock price on the date of closing. We estimate that approximately 2.2 million warrants will be issued to this broker.

Item 3: Defaults upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

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

NANOBAC PHARMACEUTICALS, INCORPORATED

Date: May 12, 2005	By:	/s/ John D. Stanton

John D. Stanton Chief Executive Officer

Nanobac Pharmaceuticals, Incorporated

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION	PAGE

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	40

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	41

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -Chief Executive Officer	42

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -Chief Financial Officer	43