Form 10KSB/A
period 2004-12-31
NANOBAC PHARMACEUTICALS INC
filed 2005-06-17
CIK 925894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended
December 31 2004

Nanobac Pharmaceuticals, Incorporated
(Exact name of registrant as specified in its charter)

Florida	0-24696	59-3248917
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number

2727 W. Dr. Martin Luther King Jr. Blvd, Suite 850, Tampa, Florida 33607
(Address of Principal Executive Office) (Zip Code)

(813) 264-2241
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, without par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/Aor any amendment to this Form 10-KSB/A. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $358,361

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $9,183,809 as of June 15, 2005. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of June 15, 2005 there were 187,340,093 shares of the Registrant’s Common Stock outstanding.

Nanobac Pharmaceuticals, Incorporated

Form 10-KSB/A
For the Year Ended December 31, 2004

Table of Contents

Amendment Number 1

In response to the Securities and Exchange Commission's periodic review of our filings under the Securities Exchange Act of 1934, the undersigned registrant hereby files Amendment No. 1 to amend the following Items with respect to its Annual Report on Form 10-KSB/A for the year ended December 31, 2004:

Item 7

We have amended Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," to: (1) exclude non-GAAP information from the section titled “Selling, General and Administrative” and to revise the description to enhance the description of the components of this financial statement line item. And (2) to revise the section titled “Loss from continuing operations” to add a description for the following:

•	the manner in which we use a non-GAAP measure to conduct or evaluate our business;
•	the economic substance behind our decision to use such a measure;
•	the material limitations associated with the use of the non-GAAP financial measure as compared to the use of the most directly comparable GAAP financial measure; and
•	the substantive reasons why we believe the non-GAAP financial measure provides useful information.

Item 15

We have amended footnote 1 to our financial statements for the years ended December 31, 2004 and 2003 to correct the presentation of “Net loss per share”.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Year ended December
	2004	2003	% Change
Revenue	$358,361	$482,815	-26%
Cost of revenue	100,470	333,122	-70%

Gross Profit	257,891	149,693	72%
Gross Profit percentage	72%	31%

Selling, general and administrative	4,765,841	2,128,375	124%
Research and development	2,375,363	540,426	340%
Depreciation and amortization	717,070	181,103	296%

Operating loss	(7,600,383)	(2,700,211)	181%

Other income (Expense)	(217,127)	(60,922)	256%

Loss from continuing operations	(7,817,510)	(2,761,133)	183%

Discontinued Operations	(57,268)	(938,358)	-94%

Net loss	($7,874,778)	($3,699,491)	113%

2004 Compared to 2003

Revenue

Revenue for the years ended December 31, 2004 and 2003 is summarized as follows:

	2004	2003

Nanobac Supplements	$230,321	$0
License revenue	46,800	0
Nanobac TX	0	407,242
Diagnostic Products	81,240	75,573

	$358,361	$482,815

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

2004 Compared to 2003 (continued)

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

 Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2004 and 2003 are summarized as follows:

	Year ended December
	2004	2003

Charges for stock issuances	$2,562,750	$750,000
Other SG&A	2,203,091	1,378,375

Total SG&A	$4,765,841	$2,128,375

The charges for stock issuances relate to stock issued as part of the Plan of Reorganization as confirmed by the Bankruptcy Court. There will be no further charges for stock issuances related to this bankruptcy.

For 2004, 64% of the Other SG&A expenses are comprised of payroll, travel and professional fees. Expenses to operate as a public company (primarily professional fees and investor relations costs) comprise an additional 18% of the remaining SG&A expense. Other significant SG&A expenses include facility rental and insurance.

The increase in SG&A for the year ended December 31, 2004 over December 31, 2003 (net of charges for stock issuances) is primarily attributable to the timing of the acquisition of LABS in June 2003. Only seven months of SG&A for LABS is included in the above SG&A expenses for 2003 compared to twelve months of expenses in 2004.

SG&A expenses for HealthCentrics are included in “Discontinued Operations”.

2004 Compared to 2003 (continued)

Research and Development

For the year ended December 31, 2004, approximately 65% of research and development (“R&D“) expenses are for payroll and medical director fees and approximately 25% of R&D expenses are for research studies. Expenses for research studies fluctuate from year to year as these expenses are dependent on specific initiatives and funding sources. Remaining R&D expenses include patents, our Finland lab and travel.

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

R&D expenses for HealthCentrics are included in “Discontinued Operations”. We intend to continue to our R&D investment in the coming year.

Depreciation and amortization

Approximately 95% of depreciation and amortization are related to the amortization of intangible assets acquired in the 2003 and 2004 acquisitions of LABS and OY.

Other income (Expense)

Other income for the years ended December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Interest expense
Stockholder loan	($237,957)	($23,703)
Other	(10,096)	(19,231)
Foreign currency exchange gain	32,021	0
Other, net	(1,095)	(17,988)

	($217,127)	($60,922)

Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary.

2004 Compared to 2003 (continued)

Loss from continuing operations

Loss from continuing operations for the year ended December 31, 2004 was $7.8 million compared to $2.8 million for the year ended December 31, 2003. Excluding non-cash items for stock issuances and amortization and depreciation, the loss from continuing operations for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003	Change
Loss from continuing operations	($7,817,510)	($2,761,133)	($5,056,377)
Depreciation and amortization	717,070	181,103	535,967
Charges for stock issuances	2,562,750	750,000	1,812,750

Loss from continuing operations excluding non-cash items	($4,537,690)	($1,830,030)	($2,707,660)

The loss from continuing operations excluding the above non-cash items increased $2.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase reflects $1.8 million of additional R&D costs and an additional five months of LABS SG&A expenses in 2004 compared to 2003.

The loss from continuing operations excluding non-cash items is a non-GAAP (Generally Accepted Accounting Principles) financial measure. We believe this measure is relevant for our company as this loss more closely approximates the amount of cash losses we are experiencing for the above periods. Non-GAAP financial measures have inherent, material limitations as compared to the use of GAAP financial measures. Non-GAAP financial measures are not defined within GAAP used in the United States and accordingly the calculation of non-GAAP financial measures can be interpreted differently by different sources. In addition, non-GAAP financial measures are not comparable to other public company operating results.

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

2004 Compared to 2003 (continued)

Discontinued Operations

During October 2003, we decided to divest our HealthCentrics’ business unit to focus exclusively on our nanobacteria business unit. We were unsuccessful in finding a buyer in 2003 for this business unit. During March 2004, this business unit was sold to an affiliate of our CEO for consideration of $250,000 plus assumption of net liabilities of approximately $499,000. Our gain on disposal of approximately $749,000 is accounted for as a capital contribution given the related party nature of the arrangement.

As a result of our decision to dispose of the HealthCentrics business unit, the operations of HealthCentrics were retroactively removed from continuing operations and disclosed as a single line item on the statements of operations. The loss from discontinued operations for the years ended December 31, 2004 and 2003 is summarized as follows:

	2004	2003

Revenue	$5,301	$19,970
Cost of revenue	9,208	62,570

Gross profit (loss)	(3,907)	(42,600)

Selling, general & administrative	53,361	692,407
Research and development	-	203,351

Net loss	($57,268)	($938,538)

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

As is also discussed in Item 5, since August of 2004, the Company has received $1.4 million (net of $125,000 of expenses) from three unaffiliated investors and one affiliate for shares of the Company’s stock and an equal amount of warrants to acquire additional shares of the Company’s stock. The exact number of shares to be issued is dependent upon the average closing bid price of the Company’s stock on the five trading days immediately prior to the date on which a registration statement for these shares is declared effective. The purchase price of the shares is equal to the lesser of (1) $.12 or (2) 52% of the average closing price described above. An additional $1.5 million is to be received from these investors within five days of registering the common shares and warrants. A registration statement has not yet been filed for these shares. Successful registration of the shares contemplated under the agreements discussed above will provide significant amounts of needed capital into the Company. However, a registration statement has not yet been filed with the Securities and Exchange Commission (“SEC”) and there are no assurances that the SEC will declare a registration statement effective.

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

Liquidity and Capital Resources (continued)

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on our current financial condition or results of operations.

Recent Accounting Pronouncements (continued)

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

Contractual obligations

At December 31, 2004, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

	Amount of Commitment
	Expired by year ending December 31,
	Other	Operating
	Liability	Leases	Total

Less than 1 year	$-	$174,281	$174,281
1 - 2 years	350,000	287,633	637,633
3 - 4 years	-	112,063	112,063
5 - 7 years	-	27,234	27,234

Total	$350,000	$601,211	$951,211

Forward Looking Statements

Our disclosure and analysis in this 2004 Form 10-KSB/A contains some forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), that set forth anticipated results based on our plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical and current facts. We have tried wherever possible to identify such statements by using words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will” and similar expressions in connection with any discussion of future operating or financial performance.

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

Risk Factors (continued)

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

Risk Factors (continued)

Competitors in the Pharmaceutical Industry May Develop Competing Technologies

Drug companies and/or other health care companies may seek to develop and market technologies which may compete with our Company’s technology. While we believe that our technology regarding the prescription treatment of nanobacterial infections caused by nanobacterium sanguineum is unique, other competitors may develop similar or different treatments which may become more accepted by the marketplace.

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

Risk Factors (continued)

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

EXHIBIT INDEX
Exhibit
Number	Description

23.1	Consent of Aidman, Piser & Company, P.A.

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 16th day of June, 2005.

Nanobac Pharmaceuticals, Incorporated

By:	/s/ John D. Stanton
John D. Stanton Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on June 16, 2005.

Signature	Title

/s/ John D. Stanton John D. Stanton	Chairman of the Board of Directors Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

/s/ Alexander Edwards III Alexander Edwards III	Director

/s/ Jan Egberts Jan Egberts, M.D.	Director

/s/ Stephan Rechtschaffen Stephan Rechtschaffen, M.D.	Director

/s/ Michael J Dean Michael J Dean	Vice President - Finance and Controller (Principal Accounting Officer)

Independent Auditors’ Report
Board of Directors
Nanobac Pharmaceuticals, Incorporated and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Nanobac Pharmaceuticals, Incorporated and Subsidiaries (F/K/A American Enterprise Corporation) (the “Company”), as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has working capital and net capital deficiencies and is dependent upon continued financing from stockholders and outside investors, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.

April 12, 2005, except for Note 1, for which
the date is June 10, 2005
Tampa, Florida

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$17,908
Account receivable	3,395
Inventory	70,571
Prepaid expenses	23,649
Total current assets	115,523

FIXED ASSETS, less accumulated depreciation of $84,143	124,995

OTHER ASSETS
Security deposits	68,054
Intangible assets, less accumulated amortization of $832,701	5,760,342
Goodwill	3,615,393
Total other assets	9,443,789

TOTAL ASSETS	$9,684,307

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$645,491
Accrued compensation	50,611
Accrued expenses	335,861
Short-term note payable	62,379
Other liabilities	16,423
Stockholder loans	194,068
Total current liabilities	1,304,833

LONG-TERM LIABILITIES
Accrued compensation	350,000
Stock settlement liability	1,918,630
Total liabilities	3,573,463

COMMITMENTS AND CONTINGENCY (Notes 9, 11 and 13)	-

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized, 187,240,093 shares issued and outstanding	16,296,550
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued and outstanding	-
Additional paid-in capital	3,539,328
Accumulated deficit	(13,049,568)
Accumulated other comprehensive loss	(675,466)
Total stockholders' equity	6,110,844

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,684,307
The accompanying notes are an integral part of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	December 31, 2004	December 31, 2003

REVENUE	$358,361	$482,815

COST OF REVENUE	100,470	333,122

GROSS PROFIT	257,891	149,693

OPERATING EXPENSES
Sales, general and administrative	4,765,841	2,128,375
Research and development	2,375,363	540,426
Depreciation and amortization	717,070	181,103
Total Operating Expenses	7,858,274	2,849,904

OPERATING LOSS	(7,600,383)	(2,700,211)

OTHER INCOME (EXPENSES)
Interest expense	(248,053)	(42,934)
Foreign currency exchange gain	32,021	-
Other, net	(1,095)	(17,988)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,817,510)	(2,761,133)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(7,817,510)	(2,761,133)

DISCONTINUED OPERATIONS:
Loss from discontinued operations (no applicable income taxes)	(57,268)	(938,358)

NET LOSS	$(7,874,778)	$(3,699,491)

LOSS PER COMMON SHARE (BASIC AND DILUTED):
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	0.00	(0.01)

Net loss	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	152,903,084	67,489,524

The accompanying notes are an integral part of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

									Accumulated
					Additional	Due from		Other	Other
	Common	Stock	Preferred	Stock	Paid-in	Option	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Shares	Value	Capital	Exercise	Deficit	Loss	Loss	Total

December 31, 2002 Balance	19,982,965	$1,134,377	368,815	$-	$-	$-	($1,475,299)	$-	$-	($340,922)

Conversion of preferred stock
to common stock	16,268,430	-	(368,815)	-	-	-				0

Stock issued in connection
with bankruptcy	23,335,445	399,516	794,569	350,484	-	-	-	-	-	750,000

Stock issues for services	50,000	30,175	-	-	-	-	-	-	-	30,175

Conversion of liabilities to
shares of common stock	3,644,000	728,800	-	-	-	-	-	-	-	728,800

Sale of common stock
(see Notes 1 and 10)	1,690,000	548,000	-	-	-	-	-	-	-	548,000

Common stock issued in
acquisition of NanobacLabs
Pharmaceuticals, Inc.	34,998,000	1,392,920	-	-	-	(200,000)	-	-	-	1,192,920

Comprehensive loss:
Net loss	-	-	-	-	-	-	(3,699,491)	(3,699,491)	-	(3,699,491)
Foreign currency translation
adjustment	-	-	-	-	-	-	-	(15,638)	(15,638)	(15,638)

Comprehensive loss								(3,715,129)

Balance, December 31, 2003	99,968,840	$4,233,788	794,569	$350,484	$-	$(200,000)	$(5,174,790)		$(15,638)	$(806,156)

Conversion of preferred stock
to common stock	35,048,445	350,484	(794,569)	(350,484)	-	-	-	-	-	-

Cash received from
option exercise	-	-	-	-	-	200,000	-	-	-	200,000

Stock issued in connection
with bankruptcy	4,500,000	2,562,750	-	-	-	-	-	-	-	2,562,750

Common stock issued in
acquisition of Nanobac OY	5,000,000	4,267,500	-	-	-	-	-	-	-	4,267,500

Capital contribution
associated with sale
subsidiary to affiliate	-	-	-	-	749,327	-	-	-	-	749,327

Conversion of liabilities to
shares of common stock	32,097,808	4,882,028	-	-	2,887,501	-	-	-	-	7,769,529

Sale of common stock	10,625,000	-	-	-	(97,500)	-	-	-	-	(97,500)

Comprehensive loss:
Net loss	-	-	-	-	-	-	(7,874,778)	(7,874,778)	-	(7,874,778)
Foreign currency translation
adjustment	-	-	-	-	-	-	-	(16,198)	(16,198)	(16,198)
Derivative loss								(643,630)	(643,630)	(643,630)

Comprehensive loss								(8,534,606)

Balance, December 31, 2004	187,240,093	$16,296,550	-	$-	$3,539,328	$-	$(13,049,568)		$(675,466)	$6,110,844

The accompanying notes are an integral part of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	ended	ended
	December 31, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,874,778)	$(3,699,491)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	717,070	181,103
Loss on disposition of assets	-	7,659
Charges from common stock issuances	2,562,750	780,175
Minority interest in net loss	-	(3,545)
Interest expense added to stockholder loan	237,958	-
Net (increase) decrease in assets:
Accounts receivable	2,370	9,125
Inventory	(54,360)	67,286
Other assets	(8,769)	78,383
Net increase (decrease) in liabilities:
Accounts payable	530,196	278,107
Accrued compensation	464,768	46,658
Accrued expenses	10,628	99,218
Deferred revenue	16,423	-
Total adjustments	4,479,034	1,544,169
Net cash flows from operating activities	(3,395,744)	(2,155,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(36,765)	(18,157)
Security deposits	2,500	(2,932)
Acquisition of subsidiary, net of cash received	(901)	(81,022)
Cash received from exercise of stock option in subsidiary	200,000	300,000
Net cash flows from investing activities	164,834	197,889

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from line of credit, net	-	(36,453)
Proceeds from issuance of common stock and
stock subscription agreements, net of expenses	1,177,500	548,000
Proceeds from stockholder loans, net	2,066,091	1,997,467
Payment of notes payable, net	(27,621)	(486,188)
Net cash flows from financing activities	3,215,970	2,022,826

Effect of exchange rate changes	(16,907)	(15,638)

Net change in cash	(31,847)	49,755
Cash balance, beginning of period	49,755	-
Cash balance, end of period	$17,908	$49,755

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$10,095	$42,934

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in acquisition	$4,267,500	$1,392,920
Common stock issued for the conversion of debt	$7,769,529	$728,800
Stockholder loan used for acquisition	$-	$4,071,342
Capital contribution associated with sale of subsidiary to affiliate
Reduction in stockholder loan	$250,000	$-
Assumption of accounts payable and accrued expenses	$499,327	$-

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. On June 4, 2003, the Company acquired a majority interest in NanobacLabs Pharmaceuticals, Inc. and on November 11, 2003, the Company acquired 65% of Nanobac OY (see Note 2, “Acquisitions”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, NNBP has included the results of operations of LABS from June 4, 2003 and the results of operations of OY from November 11, 2003.

Where losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to make good such losses.

Liquidity and Management Plans

The accompanying consolidated financial statements have been prepared assuming that NNBP will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at December 31, 2004. The Company is dependent on the continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there are no firm commitments to invest in NNBP. If NNBP is unable to obtain such financing, the business might not attain profitability.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

1. Nature of operations and summary of significant accounting polices (continued)

Financial instruments

The carrying value of NNBP’s financial instruments, including cash, accounts receivable, accounts payable, short-term note payable and stockholder loans approximate their fair market values.

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

Patents     12 years
Product rights     5 years

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If it is determined that the long-lived asset will be unable to recover its carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values for management’s estimates, depending upon the nature or the assets. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company than determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill and intangible assets relate to the acquisition of NanobacLabs Pharmaceuticals, Inc. and Nanobac OY. Goodwill and intangible asset amortization is not deductible for income tax purposes.

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

Net loss per share

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of December 31, 2004 and 2003.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

1. Nature of operations and summary of significant accounting polices (continued)

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

2. Acquisitions

NanobacLabs Pharmaceuticals, Inc.

On June 4, 2003, NNBP acquired approximately 74.4% of LABS in exchange for 24,400,000 restricted shares of NNBP. From June 5, 2003 through December 31, 2003, NNBP acquired the remaining 25.6% of LABS from various stockholders in exchange for 6,598,000 restricted shares and additional consideration (in addition, see Note 10 for stock issued in connection with bridge funding for this acquisition).

The total consideration for LABS was approximately $5.5 million, which included the fair value of NNBP common stock issued, as well as direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$895,058
Investment in OY	693,778
Fixed assets	113,651
Identifiable intangible assets	1,350,000
Goodwill	3,615,393
Other assets	62,500
Current liabilities	(768,280)
Note payable	(486,188)

$5,475,912

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

During January through March 2004, NNBP acquired the remaining 35% of Nanobac OY from Dr. Kajander and Dr. Ciftcioglu (“OY Minority Shareholders”). The purchase price was (a) 5 million shares of NNBP’s common stock, (b) 5 million warrants convertible into NNBP’s common stock at $.005 per share and (c) cash consideration of 15,000 Euros. Total consideration to the OY Minority Stockholders is valued at $4.3 million.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

2. Acquisitions (continued)

The following unaudited table compares NNBP’s reported operating results to pro forma information prepared on the basis that the above acquisitions had taken place at January 1, 2003. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2003 or 2004 or of future operations of the combined companies under the ownership and management of NNBP.

	Year ended December 31,
	2004	2003
As Reported
Revenue	$358,361	$482,815
Net loss	$(7,874,778)	$(3,699,491)
Basic loss per share	$(0.05)	$(0.05)
Diluted loss per share	$(0.05)	$(0.05)

Proforma
Revenue	$358,361	$1,183,210
Net loss	$(7,911,923)	$(5,518,739)
Basic loss per share	$(0.05)	$(0.06)
Diluted loss per share	$(0.05)	$(0.06)

3. Discontinued Operations

During October 2003, NNBP decided to divest its HealthCentrics business unit to focus exclusively on its nanobacteria business unit. NNBP was unsuccessful in finding a non-affiliated buyer for this business unit. During March 2004, this business unit was sold to an affiliate of the current CEO for consideration of $250,000 (a reduction in amounts otherwise owed to the affiliate). NNBP’s gain on disposal was $749,326, which is accounted for as a capital contribution given the related party nature of the arrangement. Summary operating results for the discontinued operations for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Revenue	$5,301	$19,970

Loss before income taxes	($ 57,268)	($ 938,358)
Provision for income taxes	--	--

Net loss	($ 57,268)	($ 938,358)

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

4. Fixed Assets

Fixed assets at December 31, 2004 are summarized as follows:

Dec 2004

Computer equipment	$44,683
Computer software	17,982
Lab equipment	49,008
Office equipment	20,769
Furniture and fixtures	21,729
Leasehold improvements	54,967

209,138
Accumulated Depreciation	(84,143)

$124,995

Depreciation expense for the years ended December 31, 2004 and 2003 was $47,295 and $18,177, respectively.

5. Intangible Assets

Intangible assets as of December 31, 2004 are summarized as follows:

Product rights	$1,350,000
Patents	5,243,043

6,593,043
Accumulated amortization	(832,701)

$5,760,342

Amortization expense for the years ended December 31, 2004 and 2003 was $669,775 and $162,926, respectively. Expected future amortization is summarized as follows:

Year ending December 31,
2005	$706,920
2006	706,920
2007	706,920
2008	549,420
2009	436,920
Thereafter	2,653,242

$5,760,342

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

6. Accrued Expenses

Accrued expenses as of December 31, 2004 are summarized as follows:

Accrued professional fees	$79,500
Royalty	150,479
Employee expense reports	19,843
Payroll taxes and benefits	18,507
Other	67,532

$335,861

7. Segment Information

With the disposition of its HealthCentrics business unit (see Note 3), NNBP operates a single business segment. Geographic information is summarized as follows:

	Year ended December 31,
	2004	2003
Revenue
United States	$343,444	$472,735
Finland	14,917	10,080

	$358,361	$482,815
Assets
United States	$3,281,026
Finland	6,403,281

	$9,684,307

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

8. Income taxes

There was no current or deferred provision or benefit for income taxes for the years ended December 31, 2004 and 2003. The components of deferred tax asset as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax asset:
Net operating loss carryforwards	$3,690,000	$2,487,000
Valuation allowance	(3,690,000)	(2,487,000)

Deferred tax asset net of valuation allowance	$-	$-

As of December 31, 2004, the Company had approximately $9.1 million of net operating loss carryovers which expire between 2016 and 2024.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 34% to the loss from continuing operations before income taxes and minority interest:

	2004	2003

Statutory tax benefit	$2,756,000	$967,000
State taxes, net of federal benefit	309,000	72,000
Nondeductible expense for common
stock issued for services	(999,000)	(292,000)
Amortization of intangible assets	(261,000)	(57,000)
Nontaxable income in connection
with HealthCentrics' disposition	305,000	-
Increase in valuation allowance	(2,116,000)	(715,000)
Other, net	6,000	25,000

Provision for taxes	$-	$-

Changes in the valuation allowance during the year ended December 31, 2004 were as follows:

Valuation allowance, beginning of year	$2,487,000

Discontinued operations	(913,000)
Increase from continuing operations	2,116,000

Valuation allowance, end of year	$3,690,000

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

9. Related Party Transactions

Stockholder Loan

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), had loaned NNBP approximately $8.2 million from June 2003 through December 2004. This loan had interest at 5% and is due on demand. On September 30, 2004, $7.5 million of the above loan was converted into 29,999,964 shares of the Company’s common stock. On December 13, 2004 an additional $500,000 of the above loan was converted into 4,166,667 shares of the of the Company’s common stock, which is included in the Stock Settlement Liability at December 31, 2004 (see Note 10). The remaining loan balance at December 31, 2004 was approximately $194,000.

Interest expense for the above loans for the years ended December 31, 2004 and 2003 was approximately $238,000 and $23,000, respectively.

Short-Term Notes Payable

Short-term notes payable consist of unsecured advances from employees of the Company. These notes bear interest at 5% and are due on demand.

Conversion of Debt into Equity

During August 2004, an employee and minority stockholder (less than 5% ownership of the Company) converted an $111,000 liability due from the Company into 923,458 shares of the Company’s common stock.

License Agreement

During February 2004, NNBP entered into a licensing agreement with Pegasus Worldwide, Inc. (“Pegasus”) to market one of NNBP's over the counter products. NNBP’s Chief Executive Officer is a director of Pegasus. Under the terms of the license agreement, NNBP was due $75 for each unit of product sold. For the year ended December 31, 2004, NNBP recognized revenue of $46,800 under this license agreement. Effective June 1, 2004, this license agreement was cancelled and NNBP is selling this product directly to customers.

Royalty Agreement

The Company was a party to a royalty agreement with the former majority owner of LABS who, along with his spouse, own approximately 24.4 million common shares of NNBP. Under the terms of the royalty agreement, this stockholder would receive an annual fee of $50,000 plus ten percent of gross sales from applicable products. On March 16, 2004, the U.S. Patent Office printed Patent 6,706,290 “Methods for Eradication of Nanobacteria”. With the approval of this patent, management believes that the above royalty agreement is not valid and no amounts will ultimately be due under the above royalty agreement.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

10. Stockholders' equity

Preferred stock

The holder(s) of preferred shares are entitled to receive non-cumulative dividends not to exceed $.10 per share when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding down of the company, either voluntary or involuntary, the holder(s) of each preferred share shall be entitled to be paid on an amount equal to $4.00 per share. In the event that the Company authorizes the redemption of all or any preferred shares, the redemption price shall be $4.30 per share. The preferred shares are convertible at any time into common at the ratio of 44.11 common shares to one preferred share. Holders of preferred shares have a right to cast eight votes per preferred share and the right to elect 50% of the authorized members of the board of directors.

Common stock, preferred stock and warrant issuances

During 2004, creditors of the Company converted $7.8 million of liabilities into 32,097,808 shares of the Company’s common stock as follows:

Shareholder loan (Note 9)	29,999,964	$7,499,990
Employee (Note 9)	923,458	110,815
Unaffiliated vendors	1,174 385	158,724
	32,097,807	$7,769,529

During 2004, the Company issued 5.0 million shares of its common stock and 5.0 million warrants with an exercise price of $0.005 per share in connection with the acquisition of the minority interest in OY (see Note 2). The value of these stock and stock equivalent issuances was $4.3 million.

From August 2004 through November 2004, the Company entered into Subscription Agreements with two unaffiliated investors. Under the terms of the Subscription Agreements, the Company received cash of $677,500 (net of $97,500 of expenses) during the year ended December 31, 2004. The Company is to receive additional cash of $775,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective (“Fixed Price”). These amounts are classified as Stock Settlement Liability at December 31, 2004. In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company has agreed to use its best efforts to promptly register the common shares and warrants.

During December 2004, the Company entered into a Subscription Agreement with an affiliate of the Company’s Chief Executive Officer. Under the terms of the Subscription Agreement, the Company received cash of $500,000 during the year ended December 31, 2004. The Company is to receive additional cash of $500,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. All other terms of the Subscription Agreement are substantially the same as the Subscription Agreements to the unaffiliated investors described in the preceding paragraph. This amount is classified as Stock Settlement Liability at December 31, 2004.

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

At December 31, 2004, the Company measured the value of the shares to be issued under the Subscription Agreements through December 31, 2004 based on the Company’s closing bid price at December 31, 2004 compared to the actual shares issued. As a result of this measurement, an additional $643,630 long-term liability was recorded as of December 31, 2004 with a charge to Other Comprehensive Income.

From May 2001 through November 2002, the Company was subject to the jurisdiction of the United States Bankruptcy Court (“the Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code. Throughout the bankruptcy proceedings, the Company’s CEO and an affiliated entity funded the Company’s operations and existence. As part of the plan of reorganization as approved by the Bankruptcy Court, the Company was to issue 75 million shares of the Company’s stock to affiliates of the CEO in satisfaction of this obligation. This transaction was recorded at $750,000 or $.01 per share fair value at the date of the award (based on the value at the measurement date) although shares were issued periodically throughout 2003. Certain shares were issued as preferred shares (at an equivalent value based on the conversion ratio of 44.11 per share). During January 2004, the number of authorized shares was increased to 250,000,000, at which time the previously issued preferred stock was converted to 35,048,445 shares of common stock.

During January 2004, a remaining Bankruptcy obligation was satisfied when the Company issued 4.5 million common shares to an entity that is an affiliate of the Company’s CEO. The Company recognized an expense of $2.6 million in 2004 in connection with this 4.5 million stock issuance which is the approximate fair value of the stock on the issuance date.

During 2003, a total of 34,998,000 shares of the Company’s common stock were issued for the acquisition of LABS (see Note 2) including 4.0 million common shares to an affiliate of the Company’s Chief Executive Officer in connection with the facilitation and bridge funding for this acquisition. The value of these share issuances was approximately $1.4 million.

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

11. Commitments

The Company leases administrative and laboratory facilities and office equipment under cancelable and non-cancelable operating leases that expire through June 2010. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2004:

Year ending December 31,
2005	$174,281
2006	178,408
2007	109,225
2008	58,163
2009	53,900
2010	27,234

$601,211

Rent expense on operating leases for the years ended December 31, 2004 and 2003 was approximately $222,000 and $167,000, respectively.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

13. Contingency

On September 24, 2004 a civil action was filed in United States District Court - Southern District of California by World Health Products, LLC (“World Health”) broadly alleging that the Company, together with a customer of the Company (“Customer”), has infringed on its Patent Number 5,602,180 related to the sale of suppositories included in the Company’s supplement product. World Health alleged additional complaints against the Customer to which the Company is not liable. During February 2005, World Health dropped the Company from their lawsuit as their tests of the Company’s suppositories determined that World Health’s patents were not being infringed upon.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

15. Quarterly Data

	Mar 31	Jun 30	Sep 30	Dec 31
2004 Quarter ended
Revenue	$32,385	$73,564	$118,141	$134,271
Gross profit	$25,196	$42,072	$76,037	$114,586
Loss from continuing
operations	($4,221,972)	($1,384,238)	($994,276)	($1,217,024)
Net loss	($4,279,240)	($1,384,238)	($994,276)	($1,217,024)
Loss per share:
Basic and Diluted	($0.03)	($0.01)	($0.01)	($0.00)

2003 Quarter ended
Revenue	$0	$77,637	$241,340	$163,838
Gross profit	$0	$17,174	$63,932	$68,587
Loss from continuing
operations	($935,446)	($166,229)	($679,241)	($980,217)
Net loss	($1,234,083)	($468,666)	($929,230)	($1,067,512)
Loss per share:
Basic and Diluted	($0.03)	($0.01)	($0.01)	($0.01)

Reconciliation of 2003 Quarterly Data to Forms 10-QSB as filed

	Mar 31	Jun 30	Sep 30
Revenue
Revenue as reported on Form 10Q	$5,812	$84,049	$244,616
Discontinued operations	(5,812)	(6,412)	(3,276)

Revenue per above	$0	$77,637	$241,340

Gross Profit
Gross profit as reported on Form 10Q	($10,300)	$3,034	$38,503
Discontinued operations	10,300	14,140	25,429

Gross profit per above	$0	$17,174	$63,932

Net loss
Net loss as reported on Form 10Q	($595,222)	($449,924)	($913,780)
Amortization of intangible assets	-	(18,742)	(90,000)
Charge or reversal thereof for stock issuances to affiliates of officers	(650,000)		74,550
Other	11,139	-	-

Net loss per above	($1,234,083)	($468,666)	($929,230)