Form 10QSB
period 2005-06-30
NANOBAC PHARMACEUTICALS INC
filed 2005-08-15
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
____________________

For the Quarter Period Ended
June 30, 2005
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

Yes [  ] No [X]

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of August 8, 2005 was 189,006,760.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
BALANCE SHEETS

(UNAUDITED)

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$23,323	$17,908
Account receivable	6,053	3,395
Inventory	73,355	70,571
Prepaid expenses	34,382	23,649
Total current assets	137,113	115,523

FIXED ASSETS, less accumulated depreciation
of$106,844	134,743	124,995

OTHER ASSETS
Security deposits	20,785	68,054
Intangible assets, less accumulated amortization
of$1,186,161	5,406,882	5,760,342
Goodwill	3,615,393	3,615,393
Total other assets	9,043,060	9,443,789
TOTAL ASSETS	$9,314,916	$9,684,307

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$423,310	$645,491
Accrued compensation	337,972	50,611
Accrued expenses	218,422	335,861
Short-term note payable	51,603	62,379
Other liabilities	10,633	16,423
Stockholder loans	1,469,123	194,068
Total current liabilities	2,511,063	1,304,833

LONG-TERM LIABILITIES
Accrued compensation	--	350,000
Stock settlement liability	2,864,904	1,918,630
Total liabilities	5,375,967	3,573,463

COMMITMENTS AND CONTINGENCY (Note 9)	--	--

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized,
189,006,760 shares issued and outstanding at March 31, 2005
and 187,240,093 shares issued and outstanding at
December 31, 2004	16,307,050	16,296,550
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	--	--
Additional paid-in capital	3,508,955	3,539,328
Accumulated deficit	(15,871,254)	(13,693,198)
Accumulated other comprehensive loss	(5,802)	(31,836)
Total stockholders' equity	3,938,949	6,110,844
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,314,916	$9,684,307

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

REVENUE	$167,988	$73,564	$319,853	$105,949

COST OF REVENUE	58,461	13,616	102,299	20,805
GROSS PROFIT	109,527	59,948	217,554	85,144

OPERATING EXPENSES
Sales, general and administrative	234,152	508,837	509,938	3,893,262
Research and development	283,547	637,841	694,841	1,266,166
Depreciation and amortization	189,474	210,426	377,726	368,539
Total Operating Expenses	707,173	1,357,104	1,582,505	5,527,967

OPERATING LOSS	(597,646)	(1,297,156)	(1,364,951)	(5,442,823)

OTHER INCOME (EXPENSES)
Interest expense	(17,321)	(85,751)	(22,514)	(168,718)
Derivative loss	(368,750)	--	(746,274)	--
Other, net	(28,802)	(1,331)	(44,317)	5,330

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(1,012,519)	(1,384,238)	(2,178,056)	(5,606,211)

PROVISION FOR INCOME TAXES	--	--	--	--

LOSS FROM CONTINUING OPERATIONS	(1,012,519)	(1,384,238)	(2,178,056)	(5,606,211)

DISCONTINUED OPERATIONS:
Loss from discontinued operations
(no applicable income taxes)	--	--	--	(57,268)

NET LOSS	$(1,012,519)	$(1,384,238)	$(2,178,056)	$(5,663,479)

LOSS PER COMMON SHARE
(BASIC AND DILUTED):
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Discontinued operations	0.00	0.00	0.00	0.00

Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	189,006,759	144,517,285	188,700,715	140,683,537

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

						Accumulated
			Additional		Other	Other
	Common	Stock	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Loss	Total

Balance, December 31, 2004	187,240,093	$16,296,550	$3,539,328	$(13,693,198)		$(31,836)	$6,110,844

Stock issued for services	100,000	10,500	--	--		--	10,500

Sale of common stock	1,666,667	-	(30,373)	--		--	(30,373)

Comprehensive loss:
Net loss	--	--	--	(2,178,056)	$(2,178,056)	--	(2,178,056)
Foreign currency translation
adjustment	--	--	--	--	26,034	26,034	26,034

Comprehensive loss					(2,152,022)
Balance, June 30, 2005	189,006,760	$16,307,050	$3,508,955	$(15,871,254)		$(5,802)	$3,938,949

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months	Six Months
	ended	ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,178,056)	$(5,663,479)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	377,726	368,539
Derivative loss	746,274	--
Charges from common stock issuances	10,500	2,562,750
Interest expense added to stockholder loan	20,663	167,262
Net (increase) decrease in assets:
Accounts receivable	(2,658)	(8,434)
Inventory	(2,784)	606
Other assets	35,894	(1,005)
Net increase (decrease) in liabilities:
Accounts payable	(222,181)	390,083
Accrued compensation	(62,639)	319,549
Accrued expenses	(117,439)	49,910
Deferred revenue	(5,790)	14,138
Total adjustments	777,566	3,863,398
Net cash flows from operating activities	(1,400,490)	(1,800,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(37,766)	(28,650)
Cash received from exercise of stock option in subsidiary	0	200,000
Net cash flows from investing activities	(37,766)	171,350

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
stock subscription agreements, net of expenses	169,627	--
Proceeds from stockholder loans, net	1,254,392	1,617,701
Proceeds (payments) of notes payable, net	(10,776)	(16,400)
Net cash flows from financing activities	1,413,243	1,601,301

Effect of exchange rate changes	30,428	4,835

Net change in cash	5,415	(22,595)
Cash balance, beginning of period	$17,908	49,755
Cash balance, end of period	$23,323	$27,160

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$1,851	$1,456

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in acquisition	$--	$5,737,500
Capital contribution associated with sale of subsidiary to affiliate
Reduction in stockholder loan	$--	$250,000
Assumption of accounts payable and accrued expenses	$--	$499,327

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for a full year.

The financial statements for the period ended June 30, 2005 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 for the Company as filed in the annual report on Form 10-KSB, which information is included herein by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at June 30, 2005. The Company is dependent on continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that the Company will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders.

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
JUNE 30, 2005
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

Financial instruments

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, short-term note payable, stockholder loans and stock settlement liability approximate their fair market values.

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
JUNE 30, 2005
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

Research and development expenses

Research and development expenses are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead and occupancy costs, research studies, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs are expensed as incurred.

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
JUNE 30, 2005
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Derivative financial instruments

The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force 00-19, which provides that if the number of shares deliverable in a transaction be indeterminable, that said shares be presented as a liability in the balance sheet.  Further, the liability is to be measured at fair value until such time as the obligation is settled.  The shares issued in connection with the 2004 and 2005 Subscription Agreement transactions discussed in Note 4 are derivative transactions and as such have been presented in the accompanying balance sheets as liabilities and in the accompanying statements of operations as derivative loss.  The derivative loss represents the difference in the share value as issued and the value of said shares at the balance sheet date based on the trading value of the stock at June 30, 2005.  At settlement, accumulated derivative losses will be charged to retained earnings as a constructive dividend.

Accumulated other comprehensive loss

Accumulated other comprehensive loss at June 30, 2005 consists entirely of cumulative foreign currency translation adjustments. Accumulated other comprehensive loss has no applicable income tax effect.

Net loss per share

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of and for the periods ended June 30, 2005 and 2004.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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

The total consideration to date for OY is $5.1 million, which included (a) cash payments; (b) the fair value of NNBP common stock issued; and (c) direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

In addition, as part of the above agreement, the OY Minority Shareholders agreed to employment agreements with NNBP. These agreements included $500,000 of signing bonuses of which $150,000 was paid in 2004 and the remaining $350,000 (earned upon certain triggering events that occurred in 2004) is payable two years from the agreement dates (January and March 2006) and is included in current liabilities at June 30, 2005.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

2. Acquisitions (continued)

Proforma

The following unaudited table compares NNBP's reported operating results to pro forma information prepared on the basis that the acquisitions had taken place at the beginning of the period for the six months ended June 30, 2004:

As Reported
Revenue	$105,949
Net loss	$(5,663,479)
Basic loss per share	$(0.04)
Diluted loss per share	$(0.04)

Proforma
Revenue	$105,949
Net loss	$(5,692,485)
Basic loss per share	$(0.04)
Diluted loss per share	$(0.04)

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of each period presented or of future operations of the combined companies under the ownership and management of NNBP.

3. Income taxes

NNBP has accumulated a net operating loss carryforward of approximately $10.5 million for income tax purposes, which can be used to offset future taxable income through 2025.

Estimated future tax benefit	$4,112,000
Valuation allowance	(4,112,000)
Estimated future tax benefit	$--

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

4. Stockholders' deficit

Common stock:

From August 2004 through February 2005, the Company entered into Subscription Agreements with three unaffiliated investors. Under the terms of the Subscription Agreements, the Company received cash of $852,500 (net of $122,500 of expenses) through June 30, 2005. The Company is to receive additional cash of approximately $800,000 (net of expenses) within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective (“Fixed Price”). In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company has agreed to use its best efforts to promptly register the common shares and warrants.

During December 2004, the Company entered into a Subscription Agreement with an affiliate of the Company’s Chief Executive Officer. Under the terms of the Subscription Agreement, the Company received cash of $500,000 during the year ended December 31, 2004. The Company is to receive additional cash of $500,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. All other terms of the Subscription Agreement are substantially the same as the Subscription Agreements to the unaffiliated investors described in the preceding paragraph. This amount is classified as Stock Settlement Liability at June 30, 2005.

As a result of the above Subscription Agreements, the Company has issued 12,291,667 shares of common shares, which represents the minimum number of shares to be issued under the Subscription Agreements in exchange for cash received through June 30, 2005. If the price of the Company’s stock is less than $0.23 per share when the Company’s registration statement is declared effective, the Company will be required to issue additional shares under the above Subscription Agreements equal to a price of 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective. The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on NNBP’s closing bid price when a registration statement is declared effective. As a result, the $1,475,000 of cash received under the Subscription Agreements through June 30, 2005 is classified as Stock Settlement Liability at June 30, 2005.

At June 30, 2005 the Company measured the value of the shares to be issued under the Subscription Agreements based on the Company’s closing bid price at June 30, 2005 compared to the actual shares issued. As a result of this measurement, an additional $746,274 Stock Settlement Liability was recorded for the six month period ended June 30, 2005 with a charge to derivative loss in the statements of operations.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

4. Stockholders' deficit (continued)

Warrants:

As of June 30, 2005, in connection with the OY acquisition, 5,000,000 warrants were outstanding with an exercise price of $.005 per common share and an expiration date of August 31, 2009 (see Note 2).

At the finalization of the Subscription Agreements described above, management estimates between 18 million to 44 million warrants will be issued with an estimated weighted average exercise price of $.05 to $.16 per common share and an expiration date of five years from the date of issuance. The ultimate number of warrants to be issued and the related exercise price is indeterminate as the number of shares is dependent on NNBP’s closing bid price when a registration statement is declared effective.

6. Related Party Transactions:

Stockholder Loan

An affiliate of the Chief Executive Officer has loaned NNBP approximately $1.5 million as of June 30, 2005. These loans bear interest at the rate of 5% per annum and are due on demand. Interest expense for the above loans for the six months ended June 30, 2005 was approximately $21,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Nanobac Pharmaceuticals, Incorporated and its subsidiaries (which may be referred to as “Nanobac”, “the Company”, “NNBP”, “we”, “us”, or “our”) is a research-based lifescience company.

Our research is focused on investigating the role of Nanobacterium sanguineum, (“Nanobacteria”) in human diseases. Researchers at Nanobac have discovered a novel nano-sized particle that we believe is responsible for many diseases associated with soft tissue calcification or plaque. While calcification is a normal process for building healthy bones and teeth, calcification also plays a role in other conditions related to diseases, such as strokes and heart attacks. We believe that blood-borne nanobacteria forms slow-growing calcified colonies in arteries and organs, much as coral reefs are formed. Calcification of blood vessels typically involves the heart’s coronary arteries in atherosclerosis. It also occurs in arteries more generally throughout the body in arteriosclerosis, or hardening of the arteries. Kidney stones are calcifications within the urinary tracts. In addition, pathologic or soft tissue calcifications are observed in many other diseases such as, prostatitis (a painful inflammation of the prostate gland), and Polycystic Kidney Disease (growths of cysts in the kidneys). Research has shown the presence of Nanobacteria in the parts of the body affected by these diseases.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Current Developments- Our revenue grew for the quarter ended June 30, 2005 by 11% compared to the quarter ended March 31, 2005 to mark our fifth consecutive quarter of double digit revenue growth compared to the prior quarter. In addition, our operating loss decreased to $598,000 for the quarter ended June 30, 2005 compared to $767,000 for the quarter ended March 31, 2005 and $1.3 million for the quarter ended June 30, 2004. Since June 30, 2004, our operating loss has steadily decreased as revenues have increased and we have reduced expenses. While we will continue to prioritize cost controls, we will likely need to increase research and marketing expenditures to achieve significant future revenue growth and future profitability. Even with these additional expenditures, there is no assurance that we will be able to actually grow our revenue sufficiently to cover our expenses.

Recently we signed a collaborative agreement with the University of California, San Francisco (UCSF), and NASA’s Johnson Space Center, to study kidney stone formation. The multi-disciplinary team will apply the same type of instrumentation used to analyze moon rocks and particles collected from space to analyze mineralized particles and stones collected from kidney stone patients.

Intellectual Property - We are attempting to protect the intellectual property rights of our discoveries including our treatment therapies and our diagnostic methods by obtaining patents. We currently have one issued patent and multiple patent applications for treatment therapies including the combination of EDTA and tetracycline to treat nanobacteria infections and the formula mix and treatment regimen for Nanobac Supplements, We also have one issued patent and multiple patent applications related to our diagnostic products We are attempting to further protect our intellectual property rights by obtaining additional patents in unique areas of research with respect to the role of Nanobacteria in pathologic calcification. These efforts are ongoing and will require significant additional infusions of financing to complete. It is also anticipated that additional patents will be sought in the future as our research and development efforts yield new discoveries.

Change of Name - During April 2004, we announced a name change from Nanobac Pharmaceuticals, Incorporated to Nanobac Life Sciences, Inc. to become effective upon approval by the shareholders.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Three months ended			Six months ended June
	2005	2004	% Change	2005	2004	% Change

Revenue	$167,988	$73,564	128%	$319,853	$105,949	202%
Cost of revenue	58,461	13,616	329%	102,299	20,805	392%
Gross Profit	109,527	59,948	83%	217,554	85,144	156%
Gross Profit percentage	65%	81%		68%	80%

Selling, general and administrative	234,152	508,837	-54%	509,938	3,893,262	-87%
Research and development	283,547	637,841	-56%	694,841	1,266,166	-45%
Depreciation and amortization	189,474	210,426	-10%	377,726	368,539	2%
Operating loss	(597,646)	(1,297,156)	-54%	(1,364,951)	(5,442,823)	-75%

Other income (Expense)	(414,873)	(87,082)	376%	(813,105)	(163,388)	398%
Loss from continuing operations	(1,012,519)	(1,384,238)	-27%	(2,178,056)	(5,606,211)	-61%

Discontinued Operations	0	0		0	(57,268)	-100%
Net loss	($1,012,519)	($1,384,238)	-27%	($2,178,056)	($5,663,479)	-62%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three and six months ended June 30, 2005 and 2004 is summarized as follows:

	Quarter ended June		Six months ended June
	2005	2004	2005	2004

Nanobac Supplement	$137,185	$25,211	$262,313	$25,211
License revenue	0	29,925	0	46,800
Diagnostic Products	30,803	18,428	57,540	33,938
	$167,988	$73,564	$319,853	$105,949

During February 2004, we initiated the license of a new product to a third party. Effective June 2004, the above license agreement was cancelled and we initiated sales of this product directly to customers under the name of Nanobac Supplement. Since the introduction of our new product, our revenue has increased on a quarterly basis as follows:

Quarter 1 - 2004	$32,385
Quarter 2 - 2004	$73,564
Quarter 3 - 2004	$118,141
Quarter 4 - 2004	$134,271
Quarter 1 - 2005	$151,865
Quarter 2 - 2005	$167,988

We intend to continue to expand our sales through increased marketing efforts, accelerating our research and developing new products for better patient acceptance

Cost of revenue

Cost of revenue consists of direct materials, testing services (for diagnostic products) and shipping. As a percentage of revenue, cost of revenue was 35% and 32%, respectively for the three and six months ended June 30, 2005 compared to approximately 20% for the three and six months ended June 30, 2004. The lower cost of revenue in 2004 was due to the 2004 license revenue having no direct costs. During June 2004, this licensing agreement was terminated and we initiated sales of Nanobac Supplement directly to customers, which has resulted in higher revenue and cost of revenue.

Gross Profit

Gross profit as a percentage of revenue was 65% and 68%, respectively for the three and six months ended June 30, 2005 compared to approximately 80% for the three and six months ended June 30, 2004. The decrease in gross profit percentage is attributable to the 2004 license revenue having no costs.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, General and Administrative

Approximately two-thirds of selling, general and administrative (“SG&A”) expenses are comprised of payroll, travel and professional fees. The majority of professional fees are related to public company expenses for audit, legal and investor relations. Other significant SG&A expenses include facility rental and insurance.

SG&A expenses are summarized as follows:

	Three months ended		Six months ended June
	2005	2004	2005	2004

Charges for stock issuance	$0	$0	$0	$2,562,750
Other SG&A	234,152	508,837	509,938	1,330,512
Total SG&A	$234,152	$508,837	$509,938	$3,893,262

SG&A expenses decreased approximately $275,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. In particular, payroll expenses were reduced by approximately $72,000, professional fees were reduced by approximately $69,000 and travel expenses were reduced $75,000 for the three months ended June 30, 2005 compared to the same period in 2004.

SG&A expenses for the six months ended June 30, 2004 include a $2.6 million charge for stock issued as part of the Plan of Reorganization as confirmed by the Bankruptcy Court. Other SG&A expenses decreased approximately $821,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In particular, payroll expenses were reduced by approximately $102,000, professional fees were reduced by approximately $438,000 and travel expenses were reduced $213,000 for the six months ended June 30, 2005 compared to the same period in 2004.

The reduction in SG&A expenses is consistent with the results for the prior three quarters as management has made a significant effort to reduce the level of SG&A expenses.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development

For the six months ended June 30, 2005 and 2004 research and development (“R&D) expenses consisted of the following types of expenses:

	Six months ended June 30
	2005	2004
U.S. Payroll and medical directors	53%	49%
Finland payroll and laboratory	25%	16%
Research studies	6%	26%
Other	16%	9%
	100%	100%

Other R&D expenses include professional fees related to development of patents and other office expenses.

R&D expenses for the three and six months ended June 30, 2005 decreased approximately $354,000 and $571,000, respectively compared to the three and six months ended June 30, 2004.
This decrease is due to a reduction in the use of outside medical directors and due to no significant outside research studies being conducted during the three and six months ended June 30, 2005. We have continued to perform significant research with our existing staffs in our Kuopio and NASA laboratories.

We anticipate increasing R&D expenses during the next several months.

Depreciation and amortization

Approximately 95% of depreciation and amortization are related to the amortization of Product Rights and Patents acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY.

Operating Loss

The operating loss was reduced by more than 50% as the loss improved to $597,000 for the three months ended June 30, 2005 compared to $1.3 million for the three months ended June 30, 2004. The reduction of the operating loss by over one half was partially attributable to growing revenue which resulted in additional gross profit of $50,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. More significantly, SG&A and R&D expenses were reduced over 50% each or $275,000 and $354,000, respectively for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. As noted above, SG&A expense reductions were primarily due to decreases in payroll, travel and professional fees, while R&D expense reductions were primarily due to reduced medical director fees and the lack of outside research studies.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Loss (continued)

The operating loss for the six months ended June 30, 2005 improved to $1.4 million compared to $5.4 million for the six months ended June 30, 2004. The majority of this improvement was related to the $2.6 million charge for stock issued for the six months ended June 30, 2004. Excluding this $2.6 million charge, the operating loss was $2.9 million for the six months ended June 30, 2004 compared to $1.4 million for the six months ended June 30, 2005. The reduction of the operating loss by over one half was partially attributable to increased revenue and gross profit combined with significant reductions in SG&A and R&D.

Other income (Expense)

Other income for the three months ended June 30, 2005 and 2004 is summarized as follows:

	Three months ended		Six months ended June
	2005	2004	2005	2004
Interest expense
Stockholder loan	($16,768)	($84,762)	($20,663)	($167,262)
Other	(553)	(989)	(1,851)	(1,456)
Derivative loss	(368,750)	0	(746,274)	0
Foreign exchange gain (loss)	(25,415)	(1,180)	(36,132)	5,127
Other, net	(3,387)	(151)	(8,185)	203
Total	($414,873)	($87,082)	($813,105)	($163,388)

The shares issued in connection with the 2004 and 2005 Subscription Agreement transactions are derivative transactions and as such have been presented in the accompanying balance sheets as stock settlement liabilities. The derivative loss represents the difference in the share value as issued and the value of said shares at the balance sheet date based on the trading value of the stock at June 30, 2005.  The stock settlement liabilities are expected to be satisfied with the issuance of Nanobac common stock. Accordingly, the accumulated derivative losses have not been funded with cash and are not expected to be funded with cash. At settlement, accumulated derivative losses will be charged to retained earnings as a constructive dividend.

Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary. We recognized a loss for the three and six months ended June 30, 2005 due to the significant devaluation of the Euro to the dollar over the past three months.

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

As of June 30, 2005, we had total assets of $9.3 million of which only $137,000 were current assets. At June 30, 2005, we had total current liabilities of $2.5 million and a working capital deficit of $2.4 million.

Net cash used in operations for the six months ended June 30, 2005 was $1.4 million. The negative cash flow from operations reflects the $2.2 million net loss for the period plus payment of $408,000 of current liabilities offset by the non-cash charges of $378,000 for depreciation and amortization and $746,000 for derivative losses.

Net cash used by investing activities for the six months ended June 30, 2005 was $38,000 for the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2005 was $1.4 million, which is attributable to stockholder loans of $1.3 million and common stock subscriptions of $200,000 less expenses of $30,000.

As noted above, cash from stockholder loans and capital contributions financed our net loss and reduction of current liabilities. We are dependent on raising additional funding necessary to implement our business plan. Should we not be successful in raising cash from our CEO and other investors, we are unlikely to continue as a going concern.

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

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

Throughout 2005 and 2004, affiliates of our Chief Executive Officer have provided a significant portion of our capital needs through loans and capital contributions. While these affiliates continue to provide for the majority of our cash requirements, they are under no obligation to continue such financing and/or strategic guidance. In the event these affiliates should discontinue their support, we may have difficulty in continuing our operations. In such an event, shareholders could lose their investment in its entirety. Historically, these affiliates have provided capital to us on a demand debt basis after which they may agree to convert debt into shares of our common stock. If, in the future we require additional funds, these affiliates might contribute some or all of our requirements. We anticipate that as a part of any such loan, these affiliates would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require these affiliates’ support, shareholders may experience dilution. At present, we do not maintain key man insurance for our CEO.

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

Since inception through June 30, 2005, we have incurred aggregate losses of $15.9 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

From August 2004 through February 2005, we executed Subscription Agreements with three unaffiliated investors and one affiliated investor. These investors paid us 50% of the subscription price at execution and the remaining 50% is due within five days from the date that a registration statement is declared effective for the common shares that are being issued. In exchange for the cash consideration, we are to issue these investors shares of our common stock equal to the amount paid divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock for the five days immediately prior to the date on which a registration statement is declared effective (“The Fixed Price”). In addition, each of these investors will receive an equivalent number of warrants with expiration dates of five years from the date of issuance. One half of these warrants will be priced at 110% of the Fixed Price and the remainder will be priced at 150% of the Fixed Price. The minimum number of shares and warrants that will be issued under these Subscription Agreements (assuming a Fixed Price of $0.12 per share) is as follows:

	Number
	of Shares	Per Share	Proceeds
Common Stock:
Unaffiliated Investors	16,250,000	$0.12	$1,950,000
Affiliates	8,333,333	$0.12	$1,000,000
	24,583,333		$2,950,000

	Number	Exercise
	of Warrants	Price
Warrants:
Unaffiliated Investors	8,125,000	$0.13
Unaffiliated Investors	8,125,000	$0.18
Affiliates	4,166,667	$0.13
Affiliates	4,166,666	$0.18
	24,583,333

As of June 30, 2005, 12,297,667 shares had been issued under the above Subscription Agreements. The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.06 to $0.10 per share, over twice as many shares and warrants would be issued as described above. Further, if the Fixed Price is less than $0.09 per share, we do not have sufficient authorized shares to issue the common stock and warrants required under the above subscription agreements. Our shareholders need to approve any increase in our authorized shares.

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

NANOBACK PHARMACEUTICALS, INCORPORATED

Date: August 8, 2005	By:	/s/ John D. Stanton

John D. Stanton Chief Executive Officer

Nanobac Pharmaceuticals, Incorporated

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	PAGE

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	37

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	38

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -Chief Executive Officer	39

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -Chief Financial Officer	40