Form 10KSB/A
period 2004-12-31
NANOBAC PHARMACEUTICALS INC
filed 2005-08-16
CIK 925894

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

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $6,709,517 as of August 4, 2005. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of August 4, 2005 there were 189,006,759 shares of the Registrant’s Common Stock outstanding.

Nanobac Pharmaceuticals, Incorporated

Form 10-KSB/A
For the Year Ended December 31, 2004

Table of Contents

Amendment Number 2

In response to the Securities and Exchange Commission's periodic review of our filings under the Securities Exchange Act of 1934, the undersigned registrant hereby files Amendment No. 2 to amend the following Items with respect to its Annual Report on Form 10-KSB/A for the year ended December 31, 2004:

Item 6

We have amended Item 6, “Selected Financial Data,” to reflect derivative loss in the consolidated statements of operations instead of a component of Other Comprehensive income (loss).

Item 7

We have amended Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," to: (1) exclude non-GAAP information from the section titled “Loss from continuing operations” and to revise the description to enhance the description of the components of this financial statement line item; (2) to enhance the disclosure of cash flows from operating activities in the section titled “Liquidity”; and (3) to reflect the recognition of derivative loss in the results of operation instead of as a component of other comprehensive income (loss).

Item 15

We have amended our financial statements for the year ended December 31, 2004 to reflect derivative loss in the consolidated statements of operations instead of a component of Other Comprehensive income (loss).

PART II

ITEM 6. Selected Financial Data

The following selected consolidated financial data has been derived from our consolidated financial statements. The information below should be read in conjuncture with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes. The following information is presented as of and for the period from February 22, 2002 (date of inception) through December 31, 2002 and as of and for the years ended December 31, 2003 and 2004.

	Years ended December 31,
	2004	2003	2002

Consolidated Balance Sheet Data:
Working Capital	($($1,189,310)	($6,763,635)	($340,922)
Total assets	$9,684,307	$6,044,090	$5,223
Total liabilities	$3,573,463	$6,850,246	$346,145
Shareholders' equity (deficit)	$6,110,844	($806,156)	($340,922)
Shares outstanding at period end	187,240,093	99,968,840	19,982,965

Consolidated Statement of Operation Data:
Revenue	$358,361	$482,815	$0
Gross profit	$257,891	$149,693	$0
Operating loss	($7,600,383)	($2,700,211)	($43,621)
Loss from continuing operations	($8,461,140)	($2,761,133)	($43,621)
Net loss	($8,518,408)	($3,699,491)	($1,475,299)
Diluted earnings per share	($0.06)	($0.05)	($0.11)
Cash dividends	$0	$0	$0
Cash dividends per share	$0.00	$0.00	$0.00

Weighted average common shares	152,903,084	67,489,524	13,941,197

(1)
Consolidated Balance Sheet and Consolidated Statement of Operation data for the years ended December 31, 2004 and 2003 give effect to our acquisition of NanobacLabs Pharmaceuticals, Inc. in June 2003 and Nanobac OY in November 2003.

(2)
Consolidated Statement of Operation data for the years ended December 31, 2004, 2003 and 2002 give effect for the October 2003 decision to dispose of the HealthCentrics business Unit. Accordingly, HealthCentrics’ operations for 2002 and 2003 have been removed from continuing operations.

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

	Year ended December
	2004	2003	% Change
Revenue	$358,361	$482,815	-26%
Cost of revenue	100,470	333,122	-70%

Gross Profit	257,891	149,693	72%
Gross Profit percentage	72%	31%

Selling, general and administrative	4,765,841	2,128,375	124%
Research and development	2,375,363	540,426	340%
Depreciation and amortization	717,070	181,103	296%

Operating loss	(7,600,383)	(2,700,211)	181%

Other income (Expense)	(860,757)	(60,922)	256%

Loss from continuing operations	(8,461,140)	(2,761,133)	183%

Discontinued Operations	(57,268)	(938,358)	-94%

Net loss	($8,518,408)	($3,699,491)	113%

2004 Compared to 2003

Revenue

Revenue for the years ended December 31, 2004 and 2003 is summarized as follows:

	2004	2003

Nanobac Supplements	$230,321	$0
License revenue	46,800	0
Nanobac TX	0	407,242
Diagnostic Products	81,240	75,573

	$358,361	$482,815

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

2004 Compared to 2003 (continued)

Other income (Expense)

Other income for the years ended December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Interest expense
Stockholder loan	($237,957)	($23,703)
Other	(10,096)	(19,231)
Derivative loss	(643,630)	0
Foreign currency exchange gain	32,021	0
Other, net	(1,095)	(17,988)

	($860,757)	($60,922)

The derivative loss is the difference in the derivative instruments’ value at the issue date compared to the value at December 31, 2004. The 2004 subscription agreement transactions are derivatives as the actual number of shares to be issued under these agreements is based on the future trading price of the Company’s shares and is therefore indeterminable at December 31, 2004.

Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary.

Loss from continuing operations

Loss from continuing operations for the year ended December 31, 2004 was $8.5 million compared to $2.8 million for the year ended December 31, 2003. This increase reflects $1.8 million increase in charge for common stock issuances included in SG&A, $536,000 of additional amortization and depreciation, $1.8 million of additional R&D costs, $643,000 derivative loss and an additional five months of LABS SG&A expenses in 2004 compared to 2003.

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

Liquidity and Capital Resources (continued)

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

As is also discussed in Item 5, since August of 2004, the Company has received $1.4 million (net of $125,000 of expenses) from three unaffiliated investors and one affiliate for shares of the Company’s stock and an equal amount of warrants to acquire additional shares of the Company’s stock. The exact number of shares to be issued is dependent upon the average closing bid price of the Company’s stock on the five trading days immediately prior to the date on which a registration statement for these shares is declared effective. The purchase price of the shares is equal to the lesser of (1) $.12 or (2) 52% of the average closing price described above. An additional $1.5 million is to be received from these investors within five days of registering the common shares and warrants. A registration statement has not yet been declared effective for these shares. Successful registration of the shares contemplated under the agreements discussed above will provide significant amounts of needed capital into the Company. However, there are no assurances that the SEC will declare a registration statement effective.

Net cash used in operations was $3.4 million for the year ended December 31, 2004. The negative cash flow from operations reflects the $8.5 million net loss for the year offset by the non-cash charge for common stock issuances of $2.6 million, depreciation and amortization of $717,000, interest expense added to the principal balance of the stockholder loan of $238,000, and an increase in liabilities of approximately $1.7 million ($1.0 million of current liabilities and $0.7 million in stock settlement liability).

As noted above, the deferral of $1.0 million of current liabilities, reduced the cash used for operations for the year ended December 31, 2004, However, most, if not all, of these current liabilities will likely be settled with cash in future accounting periods.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 4, 2005.

Nanobac Pharmaceuticals, Incorporated

By:	/s/ John D. Stanton
John D. Stanton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 4, 2005.

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

As discussed in Note 10, the accompanying consolidated financial statements have been restated.

/s/ Aidman, Piser & Company, P.A.

July 29, 2005
Tampa, Florida

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Restated)

December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$17,908
Account receivable	3,395
Inventory	70,571
Prepaid expenses	23,649
Total current assets	115,523

FIXED ASSETS, less accumulated depreciation
of $84,143	124,995

OTHER ASSETS
Security deposits	68,054
Intangible assets, less accumulated amortization
of $832,701	5,760,342
Goodwill	3,615,393
Total other assets	9,443,789

TOTAL ASSETS	$9,684,307

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$645,491
Accrued compensation	50,611
Accrued expenses	335,861
Short-term note payable	62,379
Other liabilities	16,423
Stockholder loans	194,068
Total current liabilities	1,304,833

LONG-TERM LIABILITIES
Accrued compensation	350,000
Stock settlement liability	1,918,630
Total liabilities	3,573,463

COMMITMENTS AND CONTINGENCY (Notes 9, 11 and 13)	-

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized,
187,240,093 shares issued and outstanding	16,296,550
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-
Additional paid-in capital	3,539,328
Accumulated deficit (restated)	(13,693,198)
Accumulated other comprehensive loss (restated)	(31,836)
Total stockholders' equity	6,110,844

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,684,307
The accompanying notes are an integral part
of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	December 31, 2004	December 31, 2003
	(Restated)

REVENUE	$358,361	$482,815

COST OF REVENUE	100,470	333,122

GROSS PROFIT	257,891	149,693

OPERATING EXPENSES
Sales, general and administrative	4,765,841	2,128,375
Research and development	2,375,363	540,426
Depreciation and amortization	717,070	181,103
Total Operating Expenses	7,858,274	2,849,904

OPERATING LOSS	(7,600,383)	(2,700,211)

OTHER INCOME (EXPENSES)
Interest expense	(248,053)	(42,934)
Derivative loss (restated)	(643,630)	-
Foreign currency exchange gain	32,021	-
Other, net	(1,095)	(17,988)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(8,461,140)	(2,761,133)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(8,461,140)	(2,761,133)

DISCONTINUED OPERATIONS:
Loss from discontinued operations (no
applicable income taxes)	(57,268)	(938,358)

NET LOSS	$(8,518,408)	$(3,699,491)

LOSS PER COMMON SHARE (BASIC AND DILUTED):
Continuing operations	$(0.06)	$(0.04)
Discontinued operations	0.00	(0.01)

Net loss	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	152,903,084	67,489,524

The accompanying notes are an integral part
of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

									Accumulated
					Additional	Due from		Other	Other
	Common	Stock	Preferred	Stock	Paid-in	Option	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Shares	Value	Capital	Exercise	Deficit	Loss	Loss	Total
								(restated)	(restated)
December 31, 2002 Balance	19,982,965	$1,134,377	368,815	$-	$-	$-	($1,475,299)	$-	$-	($340,922)

Conversion of preferred stock
to common stock	16,268,430	-	(368,815)	-	-	-				0

Stock issued in connection
with bankruptcy	23,335,445	399,516	794,569	350,484	-	-	-	-	-	750,000

Stock issues for services	50,000	30,175	-	-	-	-	-	-	-	30,175

Conversion of liabilities to
shares of common stock	3,644,000	728,800	-	-	-	-	-	-	-	728,800

Sale of common stock
(see Notes 1 and 10)	1,690,000	548,000	-	-	-	-	-	-	-	548,000

Common stock issued in
acquisition of NanobacLabs
Pharmaceuticals, Inc.	34,998,000	1,392,920	-	-	-	(200,000)	-	-	-	1,192,920

Comprehensive loss:
Net loss	-	-	-	-	-	-	(3,699,491)	(3,699,491)	-	(3,699,491)
Foreign currency translation
adjustment	-	-	-	-	-	-	-	(15,638)	(15,638)	(15,638)

Comprehensive loss								(3,715,129)

Balance, December 31, 2003	99,968,840	$4,233,788	794,569	$350,484	$-	$(200,000)	$(5,174,790)		$(15,638)	$(806,156)

Conversion of preferred stock
to common stock	35,048,445	350,484	(794,569)	(350,484)	-	-	-	-	-	-

Cash received from
option exercise	-	-	-	-	-	200,000	-	-	-	200,000

Stock issued for services	4,500,000	2,562,750	-	-	-	-	-	-	-	2,562,750

Common stock issued in
acquisition of Nanobac OY	5,000,000	4,267,500	-	-	-	-	-	-	-	4,267,500

Capital contribution
associated with sale
subsidiary to affiliate	-	-	-	-	749,327	-	-	-	-	749,327

Conversion of liabilities to
shares of common stock	32,097,808	4,882,028	-	-	2,887,501	-	-	-	-	7,769,529

Sale of common stock	10,625,000	-	-	-	(97,500)	-	-	-	-	(97,500)

Comprehensive loss:
Net loss (restated)	-	-	-	-	-	-	(8,518,408)	(8,518,408)	-	(8,518,408)
Foreign currency translation
adjustment	-	-	-	-	-	-	-	(16,198)	(16,198)	(16,198)

Comprehensive loss								(8,534,606)

Balance, December 31, 2004	187,240,093	$16,296,550	-	$-	$3,539,328	$-	$(13,693,198)		$(31,836)	$6,110,844

The accompanying notes are an integral part
of these financial statemets

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)

	Year ended	Year ended
	December 31, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,518,408)	$(3,699,491)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	717,070	181,103
Loss on disposition of assets	-	7,659
Derivative loss	643,630	-
Charges from common stock issuances	2,562,750	780,175
Minority interest in net loss	-	(3,545)
Interest expense added to stockholder loan	237,958	-
Net (increase) decrease in assets:
Accounts receivable	2,370	9,125
Inventory	(54,360)	67,286
Other assets	(8,769)	78,383
Net increase (decrease) in liabilities:
Accounts payable	530,196	278,107
Accrued compensation	464,768	46,658
Accrued expenses	10,628	99,218
Deferred revenue	16,423	-
Total adjustments	5,122,664	1,544,169
Net cash flows from operating activities	(3,395,744)	(2,155,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(36,765)	(18,157)
Security deposits	2,500	(2,932)
Acquisition of subsidiary, net of cash received	(901)	(81,022)
Cash received from exercise of stock option in subsidiary	200,000	300,000
Net cash flows from investing activities	164,834	197,889

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from line of credit, net	-	(36,453)
Proceeds from issuance of common stock and
stock subscription agreements, net of expenses	1,177,500	548,000
Proceeds from stockholder loans, net	2,066,091	1,997,467
Payment of notes payable, net	(27,621)	(486,188)
Net cash flows from financing activities	3,215,970	2,022,826

Effect of exchange rate changes	(16,907)	(15,638)

Net change in cash	(31,847)	49,755
Cash balance, beginning of period	49,755	-
Cash balance, end of period	$17,908	$49,755

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$10,095	$42,934

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in acquisition	$4,267,500	$1,392,920
Common stock issued for the conversion of debt	$7,769,529	$728,800
Stockholder loan used for acquisition	$-	$4,071,342
Capital contribution associated with sale of subsidiary to affiliate
Reduction in stockholder loan	$250,000	$-
Assumption of accounts payable and accrued expenses	$499,327	$-

The accompanying notes are an integral part
of these financial statemets

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustment related to our Finland operations. Accumulated other comprehensive income has no applicable income tax.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

1. Nature of operations and summary of significant accounting polices (continued)

Recent accounting pronouncements (continued)

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

	Year ended December 31,
	2004	2003
As Reported
Revenue	$358,361	$482,815
Net loss	$(8,518,408)	$(3,699,491)
Basic loss per share	$(0.06)	$(0.05)
Diluted loss per share	$(0.06)	$(0.05)

Proforma
Revenue	$358,361	$1,183,210
Net loss	$(8,555,553)	$(5,454,572)
Basic loss per share	$(0.05)	$(0.06)
Diluted loss per share	$(0.05)	$(0.06)

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

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 34% to the loss from continuing operations before income taxes and minority interest:

	2004	2003

Statutory tax benefit	$2,981,000	$967,000
State taxes, net of federal benefit	335,000	72,000
Nondeductible expense for common
stock issued for services	(999,000)	(292,000)
Amortization of intangible assets	(261,000)	(57,000)
Nontaxable income in connection
with HealthCentrics' disposition	305,000	-
Nontaxable derivative loss	(251,000)	-
Increase in valuation allowance	(2,116,000)	(715,000)
Other, net	6,000	25,000

Provision for taxes	$-	$-

Changes in the valuation allowance during the year ended December 31, 2004 were as follows:

Valuation allowance, beginning of year	$2,487,000

Discontinued operations	(913,000)
Increase from continuing operations	2,116,000

Valuation allowance, end of year	$3,690,000

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

At December 31, 2004, the Company measured the value of the shares to be issued under the Subscription Agreements through December 31, 2004 based on the Company’s closing bid price at December 31, 2004 compared to the actual shares issued. As a result of this measurement, an additional $643,630 long-term liability was initially recorded as of December 31, 2004 with a charge to Other Comprehensive Income. The financial statements have been restated to record this charge against current earnings.

From May 2001 through November 2002, the Company was in bankruptcy. Throughout the bankruptcy proceedings, the Chairman, Secretary and CEO (collectively “NNBP Officers”) funded the Company’s administrative costs and provided management to the Company. During January 2003, the Company’s Board of Directors authorized compensation to these NNBP Officers in the aggregate amount of $750,000 for services rendered during the bankruptcy. Further, the Board of Directors authorized the issuance of stock in satisfaction of the $750,000 liability. The liability was to be settled through the issuance of up to 75 million shares of the Company’s stock ($.01 per share fair value at the date of the award). This obligation has been recorded at $750,000 (based on the value at the measurement date) although shares were issued periodically throughout 2003. Certain shares were issued as preferred shares (at an equivalent value based on the conversion ratio of 44.11 per share). Subsequent to December 31, 2003, the number of authorized shares was increased to 250,000,000, at which time the previously issued preferred stock was converted to 35,048,445 shares of Common stock.

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

An aggregate of 3,644,000 shares of stock were issued during 2003 in connection with the conversion of $728,800 in related party debt to equity. Stock issued for services in 2003 aggregated 50,000 shares valued at $30,175. In addition, during 2003, the Company sold 1,690,000 shares of stock at prices ranging from $.20 to $.40 for aggregate proceeds of $548,000 and 368,815 shares of preferred stock were converted to 16,268,430 shares of common stock.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

15. Quarterly Data

	Mar 31	Jun 30	Sep 30	Dec 31
2004 Quarter ended
Revenue	$32,385	$73,564	$118,141	$134,271
Gross profit	$25,196	$42,072	$76,037	$114,586
Loss from continuing
operations	($4,221,972)	($1,384,238)	($994,276)	($1,860,654)
Net loss	($4,279,240)	($1,384,238)	($994,276)	($1,860,654)
Loss per share:
Basic and Diluted	($0.03)	($0.01)	($0.01)	($0.02)

2003 Quarter ended
Revenue	$0	$77,637	$241,340	$163,838
Gross profit	$0	$17,174	$63,932	$68,587
Loss from continuing
operations	($935,446)	($166,229)	($679,241)	($980,217)
Net loss	($1,234,083)	($468,666)	($929,230)	($1,067,512)
Loss per share:
Basic and Diluted	($0.03)	($0.01)	($0.01)	($0.01)

Reconciliation of 2003 Quarterly Data to Forms 10-QSB as filed

	Mar 31	Jun 30	Sep 30
Revenue
Revenue as reported on Form 10Q	$5,812	$84,049	$244,616
Discontinued operations	(5,812)	(6,412)	(3,276)

Revenue per above	$0	$77,637	$241,340

Gross Profit
Gross profit as reported on Form 10Q	($10,300)	$3,034	$38,503
Discontinued operations	10,300	14,140	25,429

Gross profit per above	$0	$17,174	$63,932

Net loss
Net loss as reported on Form 10Q	($595,222)	($449,924)	($913,780)
Amortization of intangible assets	-	(18,742)	(90,000)
Charge or reversal thereof for stock issuances to affiliates of officers	(650,000)		74,550
Other	11,139	-	-

Net loss per above	($1,234,083)	($468,666)	($929,230)