Form 10QSB
period 2005-09-30
NANOBAC PHARMACEUTICALS INC
filed 2005-11-14
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2005

Nanobac Pharmaceuticals, Incorporated
(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation)	0-24696 (Commission File Number)	59-3248917 (I.R.S. Employer Identification Number)

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

        Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

        Yes ☐ No ☒

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of November 9, 2005 was 189,006,760.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited)
	and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the three and nine
	months ended September 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders'
	Equity for the period ended September 30, 2005 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine
	months ended September 30, 2005 and 2004 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4:	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	32

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3:	Defaults Upon Senior Securities	34

Item 4:	Submission of Matters to a Vote of Security Holders	34

Item 5:	Other Information	34

Item 6:	Exhibits	34

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$12,172	$17,908
Account receivable	16,209	3,395
Inventory	67,958	70,571
Prepaid expenses	48,518	23,649
Total current assets	144,857	115,523

FIXED ASSETS, less accumulated depreciation
of $119,540 and $84,143, respectively	123,624	124,995

OTHER ASSETS
Security deposits	20,777	68,054
Intangible assets, less accumulated amortization
of $1,362,891 and $832,701, respectively	5,230,152	5,760,342
Goodwill	3,615,393	3,615,393
Total other assets	8,866,322	9,443,789

TOTAL ASSETS	$9,134,803	$9,684,307

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$490,348	$645,491
Accrued compensation	365,565	50,611
Accrued expenses	224,063	335,861
Short-term notes payable	51,582	62,379
Other liabilities	31,823	16,423
Related party loans	1,839,667	194,068
Total current liabilities	3,003,048	1,304,833

LONG-TERM LIABILITIES
Accrued compensation	-	350,000
Stock settlement liability	2,910,998	1,918,630
Total liabilities	5,914,046	3,573,463

COMMITMENTS AND CONTINGENCY	-	-

STOCKHOLDERS' EQUITY
Common stock, no par value, 250,000,000 shares authorized,
189,006,760 shares issued and outstanding at
September 30, 2005 and 187,240,093 shares issued and
outstanding at December 31, 2004	16,307,050	16,296,550
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Additional paid-in capital	3,508,955	3,539,328
Accumulated deficit	(16,591,261)	(13,693,198)
Accumulated other comprehensive loss	(3,987)	(31,836)
Total stockholders' equity	3,220,757	6,110,844

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,134,803	$9,684,307

The accompanying notes are an integral part
of these financial statements.

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

REVENUE	$130,394	$118,141	$450,247	$224,090

COST OF REVENUE	47,085	42,104	149,384	80,785

GROSS PROFIT	83,309	76,037	300,863	143,305

OPERATING EXPENSES
Sales, general and administrative	278,199	373,804	888,716	4,417,066
Research and development	264,503	409,667	858,765	1,507,957
Depreciation and amortization	189,462	219,069	567,188	587,608
Total Operating Expenses	732,164	1,002,540	2,314,669	6,512,631

OPERATING LOSS	(648,855)	(926,503)	(2,013,806)	(6,369,326)

OTHER INCOME (EXPENSES)
Interest expense	(20,866)	(69,412)	(43,380)	(238,130)
Derivative loss	(46,094)	-	(792,368)	-
Other, net	(4,192)	1,639	(48,509)	6,969

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(720,007)	(994,276)	(2,898,063)	(6,600,487)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(720,007)	(994,276)	(2,898,063)	(6,600,487)

DISCONTINUED OPERATIONS:
Loss from discontinued operations
(no applicable income taxes)	-	-	-	(57,268)

NET LOSS	$(720,007)	$(994,276)	$(2,898,063)	$(6,657,755)

LOSS PER COMMON SHARE
(BASIC AND DILUTED):
Continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.05)
Discontinued operations	0.00	0.00	0.00	0.00

Net loss	$0.00	$(0.01)	$0.02	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	189,006,760	146,829,556	188,809,202	142,895,391

The accompanying notes are an integral part
of these financial statements.

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

						Accumulated
			Additional			Other
	Common	Stock	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Loss	Total

Balance, December 31, 2004	187,240,093	$16,296,550	$3,539,328	$(13,693,198)		$(31,836)	$6,110,844

Stock issued for services	100,000	10,500	-	-		-	10,500

Sale of common stock	1,666,667	-	(30,373)	-		-	(30,373)

Comprehensive loss:
Net loss	-	-	-	(2,898,063)	$(2,898,063)	-	(2,898,063)
Foreign currency translation
adjustment	-	-	-	-	27,849	27,849	27,849

Comprehensive loss					(2,870,214)

Balance, September 30, 2005	189,006,760	$16,307,050	$3,508,955	$(16,591,261)		$(3,987)	$3,220,757

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	ended	ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,898,063)	$(6,657,755)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	567,188	587,608
Derivative loss	792,368	-
Charges from common stock issuances	10,500	2,562,750
Interest expense added to stockholder loan	41,048	236,792
Net (increase) decrease in assets:
Accounts receivable	(12,814)	3,651
Inventory	2,613	(3,823)
Other assets	21,758	9,197
Net increase (decrease) in liabilities:
Accounts payable	(155,143)	266,940
Accrued compensation	(35,046)	309,404
Accrued expenses	(111,798)	94,099
Deferred revenue	15,400	13,163
Total adjustments	1,136,074	4,079,781
Net cash flows from operating activities	(1,761,989)	(2,577,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(39,425)	(26,531)
Security deposits	-	2,500
Acquistion of subsidiary, net of cash received	-	(900)
Cash received from exercise of stock option in subsidiary	-	200,000
Net cash flows from investing activities	(39,425)	175,069

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and
stock subscription agreements	200,000	540,000
Stock issuance costs	(30,373)	-
Proceeds from stockholder loans	1,604,551	1,873,190
Proceeds from notes payable	12,581	-
Payment of notes payable	(23,378)	(43,700)
Net cash flows from financing activities	1,763,381	2,369,490

Effect of exchange rate changes	32,297	(4,251)

Net change in cash	(5,736)	(37,666)
Cash balance, beginning of period	$17,908	49,755
Cash balance, end of period	$12,172	$12,089

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$2,332	$1,338

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in acquisition	$-	$5,712,500
Common stock issued for the conversion of debt	$-	$7,610,806
Capital contribution associated with sale of subsidiary to affiliate:
Reduction in stockholder loan	$-	$250,000
Assumption of accounts payable and accrued expenses	$-	$499,327

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices

Nature of business

Nanobac Pharmaceuticals, Incorporated and subsidiaries, ("Nanobac”, the "Company", or "NNBP") trades under the symbol "NNBP."

NNBP’s primary business is the study and development of therapeutic and diagnostic technologies related to calcifying nano-particles (“Nanobacteria”). Nanobacteria are believed to be small, slowly growing nano-particles that can be found in human blood, kidney stones and arterial wall plaques.

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for a full year.

The financial statements for the period ended September 30, 2005 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 for the Company as filed in the annual report on Form 10-KSB, which information is included herein by reference. The report of the Company’s independent auditors for the year ended December 31, 2004 contains an explanatory paragraph as to the Company’s ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect of this uncertainty.

Liquidity and Management Plans

The Company has incurred recurring losses and has a working capital deficiency at September 30, 2005. The Company is dependent on continued financing from outside investors including additional related party loans. Management believes that the Company will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when the Company’s products are shipped and title has passed or when diagnostic results are provided to the customer. Revenue from the Company’s observation rights’ agreement is being recognized over the agreement’s 12-month term using the straight-line method.

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
SEPTEMBER 30, 2005
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over the following estimated useful lives on a straight-line basis:

Patents	12 years
Product rights	5 years

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including goodwill, for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist.

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

Derivative financial instruments

The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force 00-19, which provides that if the number of shares deliverable in a transaction be indeterminable, that said shares be presented as a liability in the balance sheet.  Further, the liability is to be measured at fair value until such time as the obligation is settled.  The shares issued in connection with the 2004 and 2005 Subscription Agreement transactions discussed in Note 4 are derivative transactions and as such the fair value of such derivatives have been presented in the accompanying balance sheets as liabilities and changes in fair value have been presented in the accompanying statements of operations as derivative loss.  The derivative loss represents the difference in the share fair value as issued and the fair value of said shares at the balance sheet dates.  At settlement, accumulated derivative losses will be charged to retained earnings as a constructive dividend.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Accumulated other comprehensive loss

Accumulated other comprehensive loss at September 30, 2005 consists entirely of cumulative foreign currency translation adjustments. Accumulated other comprehensive loss has no applicable income tax effect.

Net loss per share

Net loss per share represents the net loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of and for the periods ended September 30, 2005 and 2004.

Litigation

In the normal course of business, the Company and its subsidiaries are party to various legal claims, actions and complaints. The Company’s management does not expect that the results in any of the legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Income taxes

NNBP has accumulated a net operating loss carryforward of approximately $11 million for income tax purposes, which can be used to offset future taxable income through 2025.

Estimated future tax benefit	$4,300,000
Valuation allowance	(4,300,000)
Estimated future tax benefit	$--

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

3. Stockholders' deficit

Common stock:

From August 2004 through February 2005, the Company entered into Subscription Agreements with three unaffiliated investors. Under the terms of the Subscription Agreements, the Company received cash of $852,500 (net of $122,500 of expenses) through September 30, 2005. The Company is to receive additional cash of approximately $800,000 (net of expenses) within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective (“Fixed Price”). In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company has agreed to use its best efforts to promptly register the common shares and warrants.

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

All proceeds from these stock subscription agreements are classified as Stock Settlement Liability at September 30, 2005 and December 31, 2004.

As a result of the above Subscription Agreements, the Company has issued 12,291,667 shares of common shares, which represents the minimum number of shares to be issued under the Subscription Agreements in exchange for cash received through September 30, 2005. If the price of the Company’s stock is less than $0.23 per share when the Company’s registration statement is declared effective, the Company will be required to issue additional shares under the above Subscription Agreements equal to a price of 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective. The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on NNBP’s closing bid price when a registration statement is declared effective. As a result, the $1,475,000 of cash received under the Subscription Agreements through September 30, 2005 is classified as Stock Settlement Liability at September 30, 2005.

At September 30, 2005 the Company measured the value of the shares to be issued under the Subscription Agreements based on the Company’s closing bid price at September 30, 2005 compared to the actual shares issued. As a result of this measurement, an additional $1,436,000 Stock Settlement Liability has been recorded at September 30, 2005 with a charge to derivative loss in the statements of operations of $792,000 for the nine months ended September 30, 2005 and $644,000 for the twelve months ended December 31, 2004.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

4. Stockholders' deficit (continued)

Warrants:

As of September 30, 2005, in connection with the acquisition of our wholly owned subsidiary, Nanobac OY, 5,000,000 warrants were issued with an exercise price of $.005 per common share and an expiration date of August 31, 2009.

At the finalization of the Subscription Agreements described above, management estimates between 18 million to 50 million warrants will be issued with an estimated weighted average exercise price of $.04 to $.16 per common share and an expiration date of five years from the date of issuance. The ultimate number of warrants to be issued and the related exercise price is indeterminate as the number of shares is dependent on NNBP’s closing bid price when a registration statement is declared effective.

5. Related Party Transactions:

Related Party Loan

An affiliate of the Chief Executive Officer has loaned NNBP approximately $1.8 million as of September 30, 2005. These loans bear interest at the rate of 5% per annum and are due on demand. Interest expense for the above loans for the nine months ended September 30, 2005 was approximately $41,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Nanobac Pharmaceuticals, Incorporated and its subsidiaries (which may be referred to as “Nanobac”, “the Company”, “NNBP”, “we”, “us”, or “our”) is a research-based lifescience company.

Our research is focused on investigating the role of calcifying nano-particles, (“Nanobacteria”) in human diseases. Researchers at Nanobac have discovered a novel nano-sized particle that we believe is responsible for many diseases associated with soft tissue calcification or plaque. While calcification is a normal process for building healthy bones and teeth, calcification also plays a role in other conditions related to diseases, such as strokes and heart attacks. We believe that blood-borne nanobacteria forms slow-growing calcified colonies in arteries and organs, much as coral reefs are formed. Calcification of blood vessels typically involves the heart’s coronary arteries in atherosclerosis. It also occurs in arteries more generally throughout the body in arteriosclerosis, or hardening of the arteries. Kidney stones are calcifications within the urinary tracts. In addition, pathologic or soft tissue calcifications are observed in many other diseases such as, prostatitis (a painful inflammation of the prostate gland), and Polycystic Kidney Disease (growths of cysts in the kidneys). Research has shown the presence of Nanobacteria in the parts of the body affected by these diseases.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Developments- During August 2005, we executed an observation rights agreement with Mission Pharmacal Company, a global pharmaceutical company and leading kidney stone disease reference laboratory, to observe a multi-center collaboration involving researchers from Nanobac, the University of California, San Francisco (UCSF), and NASA's Johnson Space Center, to study kidney stone formation. As announced previously, the multi-disciplinary team will apply the same type of instrumentation used to analyze moon rocks and particles collected from space to analyze mineralized particles and stones collected from kidney stone patients. The team will attempt to find early events in stone formation and to verify whether Calcifying Nano-Particles, also known as Nanobacteria, are the initiators of kidney stone formation. Terms of the agreement were not disclosed.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Three months ended Sept			Nine months ended Sept
	2005	2004	% Change	2005	2004	% Change
Revenue	$130,394	$118,141	10%	$450,247	$224,090	101%
Cost of revenue	47,085	42,104	12%	149,384	80,785	85%

Gross Profit	83,309	76,037	10%	300,863	143,305	110%
Gross Profit percentage	64%	64%		67%	64%

Selling, general and administrative	278,199	373,804	-26%	888,716	4,417,066	-80%
Research and development	264,503	409,667	-35%	858,765	1,507,957	-43%
Depreciation and amortization	189,462	219,069	-14%	567,188	587,608	-3%

Operating loss	(648,855)	(926,503)	-30%	(2,013,806)	(6,369,326)	-68%

Other income (Expense)	(71,152)	(67,773)	5%	(884,257)	(231,161)	283%

Loss from continuing operations	(720,007)	(994,276)	-28%	(2,898,063)	(6,600,487)	-56%

Discontinued Operations	0	0		0	(57,268)	-100%

Net loss	($720,007)	($994,276)	-28%	($2,898,063)	($6,657,755)	-56%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue

Revenue for the three and nine months ended September 30, 2005 and 2004 is summarized as follows:

	Three months ended Sept		Nine months ended Sept
	2005	2004	2005	2004

Nanobac Supplement	$101,338	$82,374	$363,652	$107,585
License revenue	0	0	0	46,800
Observation Rights	4,000	0	4,000	0
Diagnostic Products	25,056	35,767	82,595	69,705

	$130,394	$118,141	$450,247	$224,090

During February 2004, we initiated the license of a new product to a third party. Effective June 2004, the above license agreement was cancelled and we initiated sales of this product directly to customers under the name of Nanobac Supplement. Revenue from observation rights is being recognized over the agreement’s 12-month term using the straight-line method.

After five consecutive quarters of revenue growth, we experienced a decline in revenue for the three months ended September 30, 2005 compared to the preceding quarter, which is summarized as follows:

Quarter 1 - 2004	$ 32,385
Quarter 2 - 2004	$ 73,564
Quarter 3 - 2004	$118,141
Quarter 4 - 2004	$134,271
Quarter 1 - 2005	$151,865
Quarter 2 - 2005	$167,988
Quarter 3 - 2005	$130,394

The decrease in revenue was primarily attributable to lower sales to our physician distributors for the quarter ended September 30, 2005 compared to the prior two quarters.

Cost of revenue

Cost of revenue consists of direct materials, testing services (for diagnostic products) and shipping. As a percentage of revenue, cost of revenue was 36% for both the three months ended September 30, 2005 and September 30, 2004. As a percentage of revenue, cost of sales decreased from 36% to 33% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The lower cost of revenue was primarily due to reduction of costs for our diagnostic products.

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

SG&A expenses are summarized as follows:

	Three months ended Sept		Nine months ended Sept
	2005	2004	2005	2004

Charges for stock issuance	$0	$0	$0	$2,562,750
Other SG&A	278,199	373,804	888,716	1,854,316

Total SG&A	$278,199	$373,804	$888,716	$4,417,066

SG&A expenses decreased approximately $96,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. In particular, payroll expenses were reduced by approximately $60,000 and travel expenses were reduced $25,000 for the three months ended September 30, 2005 compared to the same period in 2004.

SG&A expenses for the nine months ended September 30, 2004 include a non-recurring $2.6 million charge for common stock issued to affiliates of our CEO. Other SG&A expenses decreased approximately $1.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In particular, payroll expenses were reduced by approximately $300,000, professional fees were reduced by approximately $360,000 and travel expenses were reduced approximately $230,000 for the nine months ended September 30, 2005 compared to the same period in 2004.

The reduction in SG&A expenses is consistent with the results for the prior three quarters as management has made a significant effort to reduce the level of SG&A expenses.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Research and Development

For the nine months ended September 30, 2005 and 2004 research and development (“R&D) expenses consisted of the following types of expenses:

	Nine months ended September 30
	2005	2004
U.S. Payroll and medical directors	60%	49%
Finland payroll and laboratory	31%	15%
Research studies	6%	25%
Signing bonuses	0%	0%
Other	3%	10%
	100%	100%

R&D expenses for the three and nine months ended September 30, 2005 decreased approximately $145,000 and $649,000, respectively compared to the three and nine months ended September 30, 2004. This decrease is due to a reduction in the use of outside medical directors and due to a reduction in costs for research studies. We have continued to perform significant research with our existing staffs in our Kuopio and NASA laboratories.

We anticipate increasing R&D expenses if we raise cash for such purpose.

Depreciation and amortization

Approximately 95% of depreciation and amortization are related to the amortization of Product Rights and Patents acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY.

Operating Loss

The operating loss improved 30% as the loss decreased to $649,000 for the three months ended September 30, 2005 compared to $927,000 for the three months ended September 30, 2004. The reduction of the operating loss was primarily attributable to the reduction of SG&A and R&D expenses for the three months ended September 30, 2005 compared to the same period in 2004. As noted above, SG&A expense reductions were primarily due to decreases in payroll, travel and professional fees, while R&D expense reductions were primarily due to reduced medical director fees and outside research studies.

The operating loss for the nine months ended September 30, 2005 was reduced to $2.0 million compared to $6.4 million for the nine months ended September 30, 2004. The majority of this improvement was related to the non-recurring $2.6 million charge for stock issued we incurred for the nine months ended September 30, 2004. The additional reduction in operating loss was primarily attributable to significant reductions in SG&A and R&D.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Other income (Expense)

Other income (expense) for the three and nine months ended September 30, 2005 and 2004 is summarized as follows:

	Three months ended Sept		Nine months ended Sept
	2005	2004	2005	2004
Interest expense
Related party loan	($20,385)	($69,530)	($41,048)	($236,792)
Other	(481)	118	(2,332)	(1,338)
Derivative loss	(46,094)	0	(792,368)	0
Foreign exchange gain (loss)	(2,107)	7,037	(38,239)	12,163
Other, net	(2,085)	(5,398)	(10,270)	(5,194)

Total	($71,152)	($67,773)	($884,257)	($231,161)

The shares issued in connection with the 2004 and 2005 Subscription Agreement transactions are derivative transactions and as such have been presented in the accompanying balance sheets as stock settlement liabilities. The derivative loss represents the difference in the share fair value as issued and the fair value of said shares at the balance sheet date based on the trading value of the stock at September 30, 2005.  The stock settlement liabilities are expected to be satisfied with the issuance of Nanobac common stock. Accordingly, the accumulated derivative losses have not been funded with cash and are not expected to be funded with cash. At settlement, accumulated derivative losses will be charged to retained earnings as a constructive dividend.

Foreign currency gains and losses result from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary. We recognized a loss for the three and nine months ended September 30, 2005 due to the devaluation of the Euro to the dollar during 2005.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Loss

We are experiencing significant losses as we conduct research and development related to nanobacteria and launch our products and services. We believe it will take significant time before we will earn sufficient revenue to offset our expenses and there is no assurance that we will be able to accomplish this goal. As a result of the losses, we are dependent on affiliates of our CEO and other investors to provide sufficient cash sources to fund our operations.

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

As of September 30, 2005, we had total assets of $9.1 million of which only $145,000 were current assets. At September 30, 2005, we had total current liabilities of $3.0 million and a working capital deficit of $2.9 million.

Net cash used for operating activities for the nine months ended September 30, 2005 was $1.8 million. The negative cash flow from operating activities reflects the $2.9 million net loss for the period offset by the non-cash charges of $567,000 for depreciation and amortization and $792,000 for derivative losses. In addition, current liabilities were reduced $287,000 during the nine months ended September 30, 2005.

Net cash used by investing activities for the nine months ended September 30, 2005 was $39,000 for the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $1.8 million, which is attributable to related party loans of $1.6 million and collection of common stock subscriptions of $200,000 less expenses of $30,000. Because of certain terms in the subscription agreements and insufficient available authorized common shares, the proceeds from common stock subscriptions are presented as stock settlement liability in the accompanying 2005 balance sheet.

As noted above, cash from related party loans and capital contributions financed our net loss and reduction of current liabilities. We are dependent on raising additional funding necessary to implement our business plan. Should we not be successful in raising cash from our CEO and other investors, we are unlikely to continue as a going concern.

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

The report of the Company’s independent auditors for the year ended December 31, 2004 contains an explanatory paragraph as to the Company’s ability to continue as a going concern. Since inception through September 30, 2005, we have incurred aggregate losses of $16.6 million. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.
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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

On August 10, 2004, we were served with a civil action as filed in the Superior Court of Fulton County State of Georgia by Foltz Martin LLC and Openbook Learning Club, Inc. (“Foltz”). This suit alleges that the Company is liable for approximately $67,000 of expenses plus approximately $11,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company owned 100% of HealthCentrics from December 2003 through March 2004 when HealthCentrics was sold by the Company to an affiliate. We do not believe that the Company is liable for the obligations of HealthCentrics.

We know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

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
	24,583,333

As of September 30, 2005, 12,297,667 shares had been issued under the above Subscription Agreements. The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.06 to $0.10 per share, over twice as many shares and warrants would be issued as described above. Further, if the Fixed Price is less than $0.09 per share, we do not have sufficient authorized shares to issue the common stock and warrants required under the above subscription agreements. Our shareholders need to approve any increase in our authorized shares.

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

A success fee was awarded to a broker for one of the above unaffiliated investor transactions in the form of 5-year warrants equal to 20% of the value of the transaction. These warrants have exercise prices equal to $0.16 to $0.22 per share for transactions completed to date. Future warrants issued under this agreement will have an exercise price equal to NNBP’s stock price on the date of closing. We estimate that 2 million warrants will be issued to this broker.

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

Dated: November 9, 2005	NANOBAC PHARMACEUTICALS, INCORPORATED

	By:	/s/ John D Stanton
John D Stanton
Chief Executive Officer

Nanobac Pharmaceuticals, Incorporated

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	PAGE

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	37

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	38

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	39

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	40