Form 10KSB
period 2005-12-31
NANOBAC PHARMACEUTICALS INC
filed 2006-03-31
CIK 925894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2005

Nanobac Pharmaceuticals, Incorporated
(Exact name of registrant as specified in its charter)

Florida	0-24696	59-3248917
(State or Other Jurisdiction	(Commission File	(I.R.S. Employer
of Incorporation)	Number)	Identification Number)

4730 North Habana Avenue, Suite 205, Tampa, Florida 33614
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

State issuer’s revenue for its most recent fiscal year: $656,802

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $5,308,195 as of March 30, 2006. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of March 30, 2006 there were 193,506,760 shares of the Registrant’s Common Stock outstanding.

Nanobac Pharmaceuticals, Incorporated

Form 10-KSB
For the Year Ended December 31, 2005

Table of Contents

			Page
Part I
	Item 1.	Business	3
	Item 2.	Properties	14
	Item 3.	Legal Proceedings	14
	Item 4.	Submission of Matters to a Vote of Security Holders	14

Part II
	Item 5.	Market for Registrant’s Common Stock and Related Stockholder
		Stockholder Matters	15
	Item 6.	Management’s Discussion and Analysis or Plan of Operations	18
	Item 7.	Financial Statements	37
	Item 8.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	37
	Item 8A.	Controls and Procedures	38

Part III
	Item 9.	Directors, Executive Officers, Promoters and Control Persons	39
	Item 10.	Executive Compensation	42
	Item 11.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	44
	Item 12.	Certain Relationships and Related Transactions	45
	Item 13.	Exhibits	46
	Item 14.	Principal Accountant Fees and Services	51

PART I

Item 1.  Business

Nanobac Pharmaceuticals, Incorporated and its subsidiaries (which may be referred to as “Nanobac”, “the Company”, “NNBP”, “we”, “us”, or “our”) is a research-based bio-lifescience company formed in 1994 as a Florida corporation. The current business described below commenced in June 2003 with the acquisition of NanobacLabs Pharmaceuticals, Inc and after emergence from bankruptcy in November 2002.

Our business strategy is to continue our research of Nanobacteria, also called Calcifying Nano-Particles (CNPs), which will ultimately lead to drug discovery and the development of diagnostic products. This strategy has been solidified during the past few months with the creation of Nanobac’s Research and Development Committee, which shall be responsible for prioritizing the research objectives. During March 2006, we decided to terminate the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to CNPs, which we believe will lead to drug discovery and the development of diagnostic products for the detection and treatment of calcific diseases.

Our researchers have discovered a novel mineralized pathogen that we believe is responsible for numerous chronic diseases affecting humankind. The Company's pioneering research is establishing the pathogenic role CNPs in human disease. CNPs are extremely tiny, mineral forming units composed of calcium and phosphate, two primary components of bones and teeth. Because of the mineralizing properties of nanobacteria, they have also been called calcifying nano-particles (CNPs).

CNPs have been detected in urine and kidney stones, bile and gall bladder stones, atherosclerotic plaques, heart valves, Polycystic Kidney Disease cysts, liver cysts and human & fetal bovine serum. We believe that blood-borne CNPs form slow-growing calcified colonies in arteries and organs, much as coral reefs are formed. While calcification is a normal process for building healthy bones and teeth, calcification also plays a role in other conditions related to diseases. The medical industry has long known that calcium deposits, or pathologic calcifications, exist in a number of diseases including, coronary artery disease, kidney stones, breast cancer, prostatitis, rheumatoid arthritis, lupus, and Parkinson's disease to name a few. However, the cause of pathologic calcification has remained a mystery. At the same time, new research is demonstrating that inflammation is at the heart of diseases like arthritis, rheumatoid arthritis, heart disease, prostatitis and others. Controlling the inflammatory response is related to controlling the substances that start the inflammatory cascade. We believe that CNPs initiate the inflammatory cascade and are involved in the above mentioned diseases.

We believe that our research will lead to a better understanding of CNPs and their role in disease. This in turn will enable us to discover drugs or drug combinations to treat calcification diseases and to develop better diagnostic tests to detect the presence of CNPs. CNPs represent a unique and unifying drug target found in many of chronic disease. Our drug discovery and development efforts are focused on applying new and existing compounds that effectively inhibit, destroy or neutralize the particles. Our business strategy is to develop, license and commercialize compounds to address the unmet needs of patients within the cardiovascular and urological disease markets. Nanobac researchers are investigating compounds targeted to CNPs in a wide range of calcific diseases.
While there is still a long way to go in the study of CNPs, we are pleased with the results we have achieved thus far and we are optimistic about the prospects for the future development of diagnostic tests and treatments for calcification diseases caused by - or associated with - CNPs.

Research

Nanobacterial research is ongoing around the world. Our lead scientists Olavi Kajander and Neva Ciftcioglu, have formed multidisciplinary alliances with top researchers including: Marshall Stoller, University of California San Francisco; Rune Eliasson, Sweden; Hojatollah Vali, McGill University, Canada; Mayo Clinic, Rochester, Minnesota; University of South Florida; Iowa State University; D. Shoskes, Cleveland Clinic; Garcia-Cuerpo, Spain;  China Ghangsha group; Sommer, Univ. of Ulm;  Pretorius, South-Africa; G. Epstein/J.T. Salonen;  Tom & Marcia Hjelle, Univ. of Illinois; Y. Av-Gay, University of British Columbia; and R. Berger, Miami Heart Institute, Miami FL. We intend to serve as the nexus for research scientists and become the premier leader in nanobacterial research and distribution of knowledge. We generally retain the rights for the commercialization of intellectual property that result from these collaborative studies.

To date, these collaborations have resulted in the publishing of over 80 articles, numerous abstracts and book chapters. Example publications since 1998 include articles in Science, Nature and Nature Medicine, Proceedings of the National Academy of Sciences, Lancet, Urology, New Scientist, Molecular Medicine, PDA Journal, Kidney International, Circulation, Journal of Pathophysiology, and American Society for Microbiology.

In 2004, we entered into a Space Act Agreement with NASA’s Johnson Space Center (“JSC”), Houston Texas, to collaborate on the research of nanobacterium sanguineum and its nature and role in pathological calcification, including the detection and treatment of the pathogen. Since Astronauts may be more prone to an increased rate of pathological calcification while in a zero gravity environment, the collaboration will support NASA’s need to better understand the effects of long-term space travel on humans. In addition, Nanobac’s work provides a model for studying mineralized organic matters that could aid NASA in the search for extraterrestrial life.

Nanobac co-founder and Director of Science, Neva Ciftcioglu, Ph.D. will remain at NASA JSC as Staff Scientist and principal researcher. Under the agreement, NASA will provide workspace at JSC for Nanobac’s personnel located at JSC. The agreement further provides Nanobac the opportunity to work together with a multidisciplinary team of NASA researchers while having access to basic laboratory services for CNPs science, including electron microscopy, molecular biology and geology-mineralogy research facilities. Projects ranging from searching for CNPs biosignatures in earth fossils and in Mars meteorites to diagnosing and treating CNPs are anticipated. Nanobac will provide JSC with equipment and specialty supplies for CNP research and apply its pioneering diagnostic and treatment experience in the field.

We own the rights for the commercialization of intellectual property that results from our collaborative research at NASA JSC. However, the U.S. Federal Government retains the right to use this intellectual property for U.S. Government purposes without compensation to us.

Diagnostics

We have developed two diagnostic assays to identify the presence of Nanobacteria in blood. Nanobac OY diagnostics division manufactures and markets in vitro diagnostic (IVD) kits and reagents for the detection of Calcifying Nano-Particles. Products include our NanoCapture™ (measures levels of Nanobacterial antigen) and Nano-Sero™ (measures whether a patient has been exposed to Nanobacteria) ELISA assays and our Nano-Vision™ line of immunohistochemical reagents.
An antigen is generally defined as a substance that, when introduced into the body, stimulates the production of an antibody. An antibody is generally defined as any of various proteins in the blood that are generated in reaction to foreign proteins or polysaccharides, neutralize them, and thus produce immunity against certain microorganisms or their toxins.

Beginning in 2004, we contracted with Medicorp, Inc., for the production of NANO-CAPTURE and NANO-SERO Assays. Medicorp was Canada's largest, independent ISO 9001-certified manufacturer and distributor of immunodiagnostic and microbiology products. During November 2005, Medicorp completed the initial production run for the above two assays. Future production will be conducted from our Nanobac OY research laboratory in Kuopio, Finland.

We have received notification of CE Mark status in early 2005 for our NANO-CAPTURE and NANO-SERO test kits, which is necessary for distribution of our kits in Europe. Also during 2005, we jointly agreed with Oxoid Ltd. (“Oxoid”) to discontinue our distribution agreement for territories in Europe, Brazil and Australia. Our goal is to develop diagnostic assays that will be globally distributed for a variety of diseases associated with nanobacterial infection and pathologic calcification. While we intend to market the NANO-CAPTURE and NANO-SERO test kits through a distributor network, we are limiting our marketing investment in order to provide greater funding to our research programs. Further, our diagnostic tests will facilitate further research into the cause and effect of CNPs and will allow researchers the ability to measure changes in levels of CNPs in their test patients. Because of our decision to expend our resources on research instead of marketing, we do not anticipate meaningful revenue from our diagnostic kits in fiscal 2006.

Nanobac OY Clinical Laboratory provides specialized clinical laboratory testing services to clinicians, hospitals, and laboratories. We specialize in providing advanced technologies for the detection and characterization of Calcifying Nano-Particles in human samples. Nanobac OY Clinical Laboratory is fully accredited by the Social Health Ministry of Finland. Because of our decision to expend our resources on research instead of marketing, we do not anticipate meaningful revenue from our clinical laboratory services in fiscal 2006.

The Role of CNPs in Calcification Associated Diseases

Urological Diseases

Researchers have shown a relationship between CNPs and urological diseases such as chronic prostatitis/chronic pelvic pain syndrome (CP/CPPS), kidney stones, and PKD. Until these studies, no single infection, viral or bacterial, had been identified that could have caused the progression of these diseases.

Nanobac has focused on investigating the relationship between CNPs and these urological diseases.

Chronic prostatitis/chronic pelvic pain syndrome (CP/CPPS)

Chronic prostatitis/chronic pelvic pain syndrome (CP/CPPS) is a disease in males defined by pelvic pain and/or ejaculatory and/or urinating pain/discomfort lasting longer than 3 months. At any time 2-10% of adult men are suffering from CP symptoms and 15% of men will suffer from CP symptoms at some point of their lives. In the United States, more than 2 million men per year will visit their physician for CPPS. The cause for CP/CPPS is frequently unknown and thus the therapies are mostly empirical and target the symptoms. Antimicrobial and anti-inflammatory agents and a-adrenergic receptor blockers are frequently used, and seem to relieve the symptoms in many patients. However, men with refractory long-standing symptoms present a substantial problem to general practioners, internists and urologists, as the current therapies have inconsistent effects on the patient’s symptoms. Persistent unknown cause behind the symptoms leads to a situation where no evidence based medicine can be used as a basis for therapeutic efforts.

The prostatitis syndromes are a group of disorders with varying symptoms and probably diverse etiologies. Prostatitis is divided into four types. CP/CPPS type III accounts for the majority of CP/CPPS patients seen in an average urology practice. These patients often have prostatic calcification. The presence of prostatic calculi in younger men is associated with both inflammation and symptoms of CPPS. While prostatic calcification is often detected in asymptomatic older men who undergo prostate biopsy, the presence and degree of calcification in younger CP/CPPS patients can be striking. One hypothesis is that prostatic calculi in the prostatic ducts may increase intraprostatic pressures and lead to pain and swelling. Furthermore, the core of prostatic calculi is typically calcium apatite, which is the hallmark of CNPs action. This association led researchers to postulate a role for CNPs in the development of CP/CPPS. Indeed, preliminary research comparing serum of men with a diagnosis of prostatitis with serum from unaffected men revealed significantly higher rates of CNP antigen by ELISA analysis in the prostatitis group.

Kajander and Ciftcioglu proposed a new etiology for CP/CPPS, simply because we have found that these patients very often have very high levels of CNPs in their blood. CNPs carry important players of inflammation and cell death on their surface. It has been shown in vitro that CNPs can kill cultured mammalian cells and can cause cell damage.

When 15 human diseases were investigated for the presence of CNPs in peripheral blood, CP/CPPS patients showed the highest values of CNPs. A strategy to treat CP/CPPS should be based upon a new understanding of the basic disease process calcific inflammation.

A recent observational study of prostatitis patients, led by Daniel A. Shoskes, M.D., of Cleveland Clinic Florida, published in the leading peer-reviewed urology journal, The Journal of Urology, demonstrated a significant improvement in the symptoms of chronic prostatitis / chronic pelvic pain syndrome for those patients who took Nanobac Supplements for a period of three months. The treated group of 16 patients had prostatic stones and longstanding Chronic Pelvic Pain Syndrome (“CPPS”) symptoms that were not responsive to prior conventional therapies. Two of the patients in the test group who had been on complete medical disability have returned to work.

Kidney Stones:

Kidney stones are one of the most common disorders of the urinary tract. A kidney stone is a solid piece of material that forms in the kidney out of substances in the urine. A problem stone can block the flow of urine and cause great pain.

Several studies conducted by prominent medical researchers have collectively shown CNPs as a probable cause of kidney stone formation. Depending upon the patient population, researchers have found that 62% to 97% of kidney stones have CNPs. The presence of CNPs is independent of the type of kidney stone.

It is believed that CNPs create the calcific deposits that are physically present in the kidney stones and therefore may be the cause of kidney stone formation.

The Company has been working with scientists at NASA to research the effects of CNPs in the formation of kidney stones during space flights. Neva Ciftcioglu, the Company’s Director of Science, and a team of NASA scientists used multiple techniques to determine that CNPs multiply faster in space flight simulated conditions than on Earth. This determination is especially important to NASA as it indicates that astronauts on future long-term missions to the moon and Mars are at an increased risk for developing kidney stones.

The Company is continuing its collaboration with NASA. The observation that CNPs grow faster in conditions simulating the microgravity conditions of space also allows researchers to grow cultures faster. A problem facing researchers in studying CNPs had been in developing a sufficient amount of material. CNPs double about once every three days compared to typical bacteria which doubles about every 20 minutes.

Polycystic Kidney Disease (“PKD”):

Polycystic kidney disease (“PKD”) is a genetic disorder characterized by the growth of numerous cysts in the kidneys. PKD cysts can slowly replace much of the mass of the kidneys, reducing kidney function and leading to kidney failure.

Studies have shown that 100% of kidney cyst fluids and urine were positive for Nanobacteria. Nanobac plans to initiate research trials that will evaluate the link between Nanobacteria and PKD.

Cardiovascular Diseases

The most serious and widespread of the diseases caused by calcified plaque are atherosclerosis (hardening of the arteries) and coronary heart disease. Coronary heart disease is caused by a narrowing of the coronary arteries that feed the heart, which may be caused by the build-up of CNPs.

Many cardiovascular researchers have shown that atherosclerosis might be the life-long result of our bodies’ various healing mechanisms and inflammatory responses to infection. Researchers have sought to isolate an infectious agent that is present in our tissues that could stimulate the development of atherosclerotic plaques. Until recently, no single infection, viral or bacterial, had been implicated.

Three recently published studies conducted by prominent medical researchers have collectively shown that CNPs might be the previously unidentified agent involved in the development of atherosclerotic heart disease. A group of researchers at the Mayo Clinic, led by Virginia Miller, PhD showed that CNPs are present in calcified atherosclerotic coronary arteries and heart valves.

Cardiovascular researcher Benedict Maniscalco, MD published a study that showed that patients with severe coronary artery disease tested positive for nanobacterial antigen. The study also indicated that a majority of cardiac patients that received the Nanobac Supplements had a decrease in their coronary artery calcium scores. Angina was decreased or ablated in 16 of 19 patients. Lipid (fats and fat like materials) profiles also improved in most patients. Dr. Maniscalco’s study concluded that the coronary artery calcium scores of most coronary artery disease patients decreased during the period they used the Nanobac Supplements inferring regression of calcified coronary artery plaque volume. The patients tolerated the therapy well and their angina and lipid profiles improved.

Also, at a recent American Heart Association scientific session, one of the world’s most prominent heart disease researchers, Stephen E. Epstein, MD, Director of the Cardiovascular Research Institute at Washington Hospital Medical Center in Washington D.C., reported that 94% of people with calcified coronary arteries have nanobacterial infection as measured by the Company’s Nanobacterial Antibody Assay, and that antibody results correlated with coronary calcification scoring. Therefore, the Nanobacterial Antibody Assay may be a predictor of patients with high levels of calcium in their coronary arteries. These patients are at the highest risk for a heart attack. Thus, the Nanobacterial Antibody Assay could be used as a biomarker that may predict which patients are at greatest risk for a heart attack.

The collective weight of the three studies suggests that CNPs infection may be the previously unknown infectious agent associated with atherosclerotic plaque. The physical presence of CNPs in the diseased artherosclerotic tissues and the correlation with heart disease calcification levels suggests that long-term CNP presence may be involved in the development of the calcification in atherosclerotic heart disease.

Nanobac is continuing its research of the relationship between CNPs and heart disease and has expanded its research to include other diseases involving pathological calcification.

Other Opportunities

Calcifying Nano-Particles expose a risk for biopharmaceuticals containing human or animal blood components or blood and animal tissue derived raw materials or production substrates.

Nanobac BioAnalytical Services develop and apply methods for avoiding, detecting, and inactivating or eliminating CNPs from raw materials or production substrates. Our contamination control program focuses on host cell lines, animal and human derived materials, raw materials, availability of diagnostic procedures and downstream processes capable of inactivating or removing contaminants. We are considering enlisting biopharmaceutical partners to further this line of business.

Calcifying Nano-Particle (CNP) Background and Description

CNPs were discovered in 1988 by Finnish researcher Olavi Kajander, M.D., PhD. Dr. Kajander was carrying out mammalian cell research when a routine mammalian cell culture experiment, using commercially available fetal bovine serum as the growth media, just wasn't getting off the ground. The cells weren't thriving and dividing like they should; the cells were sickly and died off before any study could be done. Strange vacuoles were forming up in many of the cells, and these cells subsequently died. Dr. Kajander, like all basic cell researchers, had encountered this problem before; sometimes their cell cultures worked, and sometimes they didn't. Dr. Kajander researched this further and after several weeks of culture, turbidity developed in one of the flasks. We believe this represented the first isolation of CNPs.

In 1991 Dr. Kajander was joined by microbiologist Neva Ciftcioglu, Ph.D. at the University of Kuopio, Finland. Their research established that the blood-borne CNPs form slow-growing calcified colonies in arteries and organs, much as coral reefs are formed. CNPs have been found in human and animal blood, urine and saliva. The name "nanobacteria" was introduced and patented by Dr. Olavi Kajander as the name for very small mineral-associated bacteria-like particles now referred to as CNPs.

We believe that CNPs are responsible for a large number of pathological events (thrombosis, autoimmune response, inflammation & cell proliferation, altered cell functions, pathological calcification & cell death). A recent study by Mayo Clinic showed that CNPs are players in cardiovascular diseases such as heart valve calcifications and atherosclerosis. Antibodies against CNPs are a novel risk factor for coronary artery calcification, which is known to be the best predictor for future myocardial infarction. CNPs have also been detected from cancers with calcium particles (psammoma bodies) such as ovarian cancer. We believe that many diseases, such as kidney stones, arthrosclerosis, prostatitis, and arthritis are local manifestations of a systemic disease. Many patients affected by these diseases have a blood borne initiating component that may affect multiple organ systems sequentially and/or concurrently.

Patents

We have filed applications for a number of patents, have been granted patents, and await prosecution of pending application in the US and International Stages.

Patent		General Subject Matter	Expiration Date
US 5,135,851	U.S.	-Method for the culture and detection of nanobacteria also known as calcifying nanoparticles (issued in 1992)	5/8/2010
US 6,706,290 PCT/EP1999/004555	U.S. & International Application (PCT)	-Methods for the eradication of Nanobacteria from articles and animals using various novel combinations of systems, chemicals, compounds, drugs, prodrugs, supplements, etc. (issued in 2004)	7/6/2018
	U.S. & PCT Applications Filed	-Methods and Compositions (combinations) for treating diseases characterized by pathological calcification (Filed in 2004)
	U.S. & PCT Applications Filed	-Methods and combinations of compositions including Bisphosphonates, chelators, and citrates (Filed in 2004)
	U.S.	-Methods for the treatment of disease associated with calcification and/or plaque formation (Filed in 2004)
	U.S. & PCT Application Filed	-Detection of antibodies against compositions of conformationally changed proteins comprising calcium binding protein hydroxy apatite complexes and novel in vitro test methods (Filed in 2005)
	U.S. & PCT Applications filed	-Methods and compositions to detect calcifying nanoparticles including the identification and quantification of proteins thereon and correlation to diseases thereof (Filed in 2005)

There can be no assurance that our patents or pending applications will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, our patents or pending applications could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that we would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds, or processes competitive with ours. Additionally, for certain of our product candidates, competitors, or potential competitors may claim that their existing or pending patents prevent us from commercializing such product candidates in certain territories. Further, when our patents expire, other companies could develop new competitive products to our products.

Trade secret protection for our unpatented confidential and proprietary information is important to us. To protect our trade secrets, we generally require our staff members, material consultants, scientific advisors, and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship, or the collaboration or licensing arrangement with us. However, others could either develop independently the same or similar information or obtain access to our information.

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

Geographic

We will initially focus our dietary supplement business in North America. To date, over 90% of our revenue is from the United States. We also plan to develop our markets in the European Union through the operations of our Finnish Subsidiary, Nanobac OY.

Employees

We have five employees in our corporate headquarters in Tampa, Florida, two employees at the NASA facility in Houston Texas and six employees in Finland.

Factors That May Affect the Company

We operate in a rapidly changing environment that involves a number of risks, uncertainties, and assumptions, many of which are beyond our control. For a discussion of some of these risks, see “—Risk Factors” in Item 6 of this report. Other risks are discussed elsewhere in this Form 10-KSB.

Investor Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

Item 2.  Properties

The following table sets forth a description of our facilities:

	Square Feet
Location	(Approx)	Lease Expiration	Function

Tampa, Florida	1,725	February 2007	Headquarters for Nanobac

Tampa, Florida	4053	June 2007	Former Headquarters for Nanobac
			operations - space is currently
			vacant

Tampa, Florida	2,121	June 2010	Office space subleased to an
			unaffiliated entity

Koupio, Finland	1,500	3 months notice	Research and laboratory facility

All facilities are in good condition. We expect that our current facilities will be sufficient for the foreseeable future. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

Item 3. Legal Proceedings

Except as described below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or has a material interest adverse to us.

On August 10, 2004, we were served with a civil action as filed in the Superior Court of Fulton County State of Georgia by Foltz Martin LLC and Openbook Learning Club, Inc. (“Foltz”). This suit alleges that the Company is liable for approximately $67,000 of liabilities plus approximately $11,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company owned 100% of HealthCentrics from December 2003 through March 2004 when HealthCentrics was sold by the Company to an affiliate. We do not believe that the Company is liable for the obligations of HealthCentrics.

On January 19, 2006, we were served with a civil action as filed in the Superior Court of Fulton County State of Georgia by EliteCorp Atlanta, LLC (“EliteCorp”). This suit alleges that the Company is liable for approximately $318,000 of liabilities plus approximately $110,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. We responded to this action on February 17, 2006 and denied virtually all the allegations of EliteCorp. We do not believe that the Company is liable for the obligations of HealthCentrics.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded under the symbol “NNBP”.

From October 12, 1994 through August 18, 1997, the Company's Common Shares were traded in the NASDAQ SmallCap Market under the symbol "NATD". Beginning August 18, 1997 the Company's Common Shares were traded on the Over The Counter Bulletin Board. Effective March 27, 2000, the trade symbol was changed to "AMER". Effective July 21, 2003, the trade symbol was changed to "NNBP". From March 2001 through November 2004, our Common Shares have traded through the Over The Counter Pink Sheets. From November 2004 to present, our Common Shares have been traded on the Over The Counter Bulletin Board (“OTCBB”). The following table sets forth the high and low bid prices for Common Shares as reported by NASDAQ, OTC Pink Sheets, and OTCBB for the periods indicated. Quotations on NASDAQ, OTC Pink Sheets and OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2004
First Quarter	$0.90	$0.41
Second Quarter	$0.71	$0.22
Third Quarter	$0.30	$0.16
Fourth Quarter	$0.30	$0.14

2005
First Quarter	$0.16	$0.11
Second Quarter	$0.13	$0.07
Third Quarter	$0.10	$0.07
Fourth Quarter	$0.08	$0.04

On March 30, 2006, the closing bid quote for the Common Shares was $0.05 per share, and there were approximately 250 holders of record of Common Shares. Our common shares are issued in registered form. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for our common shares.

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
	24,583,333

As of December 31, 2005, proceeds of $1,475,000 have been received and 12,297,667 unregistered shares had been issued under the above Subscription Agreements. The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.04 to $0.09 per share, three to six times as many shares and warrants would be issued as described above. Further, if the Fixed Price is less than $0.09 per share, we do not have sufficient authorized shares to issue the common stock and warrants required under the above subscription agreements. Our stockholders need to approve any increase in our authorized shares.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchases

None

Selected Quarterly Financial Data

	Mar 31	Jun 30	Sep 30	Dec 31
2005 Quarter ended
Revenue	$151,865	$167,988	$130,394	$206,555
Gross profit	$108,027	$109,527	$83,309	$126,493
Net loss	($1,505,921)	($984,153)	($645,547)	($551,716)
Loss per share:
Basic and Diluted	($0.01)	($0.01)	$0.00	$0.00

2004 Quarter ended
Revenue	$32,385	$73,564	$118,141	$134,271
Gross profit	$25,196	$42,072	$76,037	$114,586
Loss from continuing
operations	($4,221,972)	($1,384,238)	($994,276)	($1,860,654)
Net loss	($4,279,240)	($1,384,238)	($994,276)	($1,860,654)
Loss per share:
Basic and Diluted	($0.03)	($0.01)	($0.01)	($0.01)

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During calendar 2005, and for the foreseeable future, our primary focus is on the research of the role Nanobacteria plays in human diseases involving pathologic calcification deposits for the purpose of drug discovery and the development of diagnostic tests. There have been several studies linking Nanobacteria to serious health problems, including cardiovascular diseases, peripheral vascular diseases, atherosclerosis, ostatitis, kidney stones, and Polycystic Kidney Disease including the following recent publications:

•
Urological disease: "The role of nanobacteria in urologic disease." Drs. Wood and Shoskes, of The Cleveland Clinic, summarize in World Journal of Urology (Volume 24, Number 11, Pages 51-54, 2006), the history of nanobacteria's association in many urologic diseases. Nanobacteria have been implicated in the development of polycystic kidney disease, renal calculi (kidney stones), and chronic prostatitis. This review article investigates the current state of nanobacteria research and explores their impact in urologic diseases.

•
Kidney Stones: "Lithogenesis: induction of renal calcifications by nanobacteria" by Shiekh, et. al. in Urological Research (Volume 34, Number 1, Pages 53-57, 2006). As part of their experiments, rats were injected with nanobacteria. After 8 weeks the kidneys were found to have chronic inflammation and nanobacterial calcified kidney stones. These results confirm previous findings by Cuerpo, et al. that nanobacteria cause kidney stones. Inflammation is often seen at sites of abnormal calcification and in these experiments nanobacteria are found to be the link between inflammation and calcification.

•
Atherosclerotic plaques: Dr. Puskas et. al., reported in Acta Biologica Hungarica (Volume 56, Number 3-4, Pages 233-245, 2005), that nanobacterial antigens were identified in 9 of 14 plaque specimens, but none of the normal carotid or aortic tissue. This independent research corroborates similar findings published by Mayo Clinic in the American Journal of Physiology which showed that nanobacteria can be visualized in and cultured from human calcified arteries and heart valves.

These studies provide additional evidence of a relationship between Nanobacteria and these diseases in which pathological calcification is present. Our focus is in determining how Nanobacteria works and what countermeasures can be developed to better treat these diseases.

We also continue with our collaborative efforts with scientists at NASA researching the effects of Nanobacteria in the formation of kidney stones under conditions simulating space flight.

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

Intellectual Property - We are attempting to protect the intellectual property rights to our discoveries including our treatment therapies and our diagnostic methods by obtaining patents. We currently have one issued patent and multiple patent applications for treatment therapies including the combination of EDTA and tetracycline to treat nanobacteria infections and the formula mix and treatment regimen for Nanobac Supplements. We also have one issued patent and multiple patent applications related to our diagnostic products. We are attempting to further protect our intellectual property rights by obtaining additional patents in unique areas of research with respect to the role of Nanobacteria in pathologic calcification. These efforts are ongoing and will require significant additional infusions of financing to complete. It is also anticipated that additional patents will be sought in the future as our research and development efforts yield new discoveries.

Observation Rights - During August 2005, we executed an observation rights agreement with Mission Pharmacal Company, a global pharmaceutical company and leading kidney stone disease reference laboratory, to observe a multi-center collaboration involving researchers from Nanobac, the University of California, San Francisco (UCSF), and NASA's Johnson Space Center, to study kidney stone formation. As announced previously, the multi-disciplinary team will apply the same type of instrumentation used to analyze moon rocks and particles collected from space to analyze mineralized particles and stones collected from kidney stone patients. The team will attempt to find early events in stone formation and to verify whether Calcifying Nano-Particles, also known as Nanobacteria, are the initiators of kidney stone formation. Terms of the agreement were not disclosed.

Current Developments - During March 2006, we decided to terminate the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to Nanobacteria, which we plan to lead to drug discovery and the development of diagnostic products for the detection and treatment of Nanobacteria related diseases.

Results of Operation

The following table presents the percentage of period-over-period dollar change for the line selected items in our Consolidated Statements of Operations for the years ended December 31, 2005 and 2004.  These comparisons of financial results are not necessarily indicative of future results.

	Year ended Dec 31
	2005	2004	% Change
Revenue	$656,802	$358,361	83%
Cost of revenue	229,446	100,470	128%

Gross Profit	427,356	257,891	66%
Gross Profit percentage	65%	72%

Selling, general and administrative	1,311,501	4,888,399	-73%
Research and development	1,193,611	2,252,805	-47%
Depreciation and amortization	759,935	717,070	6%

Operating loss	(2,837,691)	(7,600,383)	-63%

Other income (Expense)	(849,646)	(860,757)	-1%

Loss from continuing operations	(3,687,337)	(8,461,140)	-56%

Discontinued Operations	-	(57,268)	-100%

Net loss	($3,687,337)	($8,518,408)	-57%

2005 Compared to 2004

Revenue

Revenue for the years ended December 31, 2005 and 2004 is summarized as follows:

	Year ended Dec 31
	2005	2004

Nanobac Supplement	$498,413	$230,321
License revenue	-	46,800
Observation Rights	10,000	-
Diagnostic Products	148,389	81,240

	$656,802	$358,361

During February 2004, we initiated the license of a new product to a third party. Effective June 2004, the above license agreement was cancelled and we initiated sales of this product directly to customers under the name of Nanobac Supplement. Accordingly, 2005 revenue for Nanobac Supplement represents 12 month of sales compared to seven months of sales for 2004.

During March 2006, we discontinued the sale of our dietary supplements. Accordingly, we expect no significant revenue from this product after March 2006.

Diagnostic product revenue increased 83% from 2004 to 2005 primarily due to the introduction of new diagnostic products in our Finland subsidiary.

Revenue from observation rights is being recognized over the agreement’s 12-month term using the straight-line method.

Cost of revenue

Cost of revenue consists of direct materials, testing services (for diagnostic products) and shipping. As a percentage of revenue, cost of revenue was 35% for the year ended December 31, 2005 compared to 28% for the year ended December 31, 2004. The lower cost of revenue in 2004 was due primarily to the 2004 license revenue having no direct costs. During June 2004, this licensing agreement was terminated and we initiated sales of Nanobac Supplements directly to customers, which has resulted in higher revenue and cost of revenue.

Gross Profit

Gross profit as a percentage of revenue was 65%, for the year ended December 31, 2005 compared to 72% for the year ended December 31, 2003. The decrease in gross profit percentage is primarily attributable to the 2004 license revenue having no costs.

2005 Compared to 2004 (continued)

Selling, General and Administrative

For 2005, 68% of the Other SG&A expenses are comprised of payroll and professional fees. Expenses to operate as a public company (primarily professional fees and investor relations costs) comprise an additional 7% of the remaining SG&A expense. Other significant SG&A expenses include facility rental and insurance.

Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2005 and 2004 are summarized as follows:

	Year ended Dec 31
	2005	2004

Charges for stock issuance for services	$10,500	$2,562,750
Other SG&A	1,301,001	2,203,091

Total SG&A	$1,311,501	$4,765,841

Charges for stock issuances in 2004 relate to 4.5 million common shares issued to an entity that is an affiliate of our CEO for services. We recognized an expense of $2.6 million in 2004 in connection with this 4.5 million stock issuance for services which is the approximate fair value of the stock on the issuance date. There was $10,500 in common shares issued in 2005 for services.

Other SG&A expenses decreased approximately $900,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004 as we made a significant effort to reduce expenses due to limited sources of funding. In particular, payroll expenses were reduced by approximately $110,000, professional fees (including public company expenses) were reduced by approximately $468,000 and travel expenses were reduced approximately $238,000 for year ended December 31, 2005 compared to the same period in 2004.

2005 Compared to 2004 (continued)

Research and Development

For the year ended December 31, 2005 and 2004 research and development (“R&D) expenses consisted of the following types of expenses:

	Year ended December 31,
	2005	2004
U.S. Payroll and medical directors	56%	45%
Finland payroll and laboratory	36%	14%
Research studies	4%	23%
Contractual bonuses	0%	16%
Other	4%	4%
	100%	100%

For the year ended December 31, 2005, approximately 92% of research and development (“R&D“) expenses are for payroll and the operation of our Finland laboratory. Expenses for research studies fluctuate from year to year as these expenses are dependent on specific initiatives and funding sources. Contractual signing bonuses of $350,000 were included in 2004 expenses in connection with the employment agreements with our lead scientists.

R&D expenses for the year ended December 31, 2005 decreased $1.1 million or 50% compared to the year ended December 31, 2004. This decrease is summarized as follows:

Reduction in usage of outside medical directors	$285,000
Non-recurrence of contractual bonuses	350,000
Reduction in outside research studies	458,000

$1,093,000

For 2006 we anticipate increasing R&D expenses as our CEO and largest stockholder have verbally committed to funding a number of scientific initiatives.

Depreciation and amortization

Approximately 93% of depreciation and amortization are related to the amortization of intangible assets acquired in the 2003 and 2004 acquisitions of NanobacLabs Pharmaceuticals, Inc. and Nanobac OY.

2005 Compared to 2004 (continued)

Operating loss

Our operating loss for the year ended December 31, 2005 was $2.8 million compared to $7.6 million for the year ended December 31, 2004. This decrease reflects $2.6 million decrease associated with the 2004 charge for common stock, a decrease in Other SG&A of $900,000 and a decrease in R&D expenses of $1.1 million.

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

Other income (Expense)

Other income for the years ended December 31, 2005 and 2004 is summarized as follows:

	Year ended December 31,
	2005	2004
Interest expense
Stockholder loan	($67,372)	($236,792)
Other	(3,513)	(11,261)
Loss on stock settlement obligation	(717,908)	(643,630)
Foreign exchange gain (loss)	(38,239)	12,163
Sublease of excess office space	(10,276)	(4,429)
Other, net	(12,338)	23,192

	($849,646)	($860,757)

Interest expense decreased due to the lower average outstanding balance of related party loans in 2005 compared to 2004. The lower average balance was the result of the related parties converting $7.5 million of their loans to equity on September 30, 2004.

The shares issued in connection with the 2005 and 2004 Subscription Agreement transactions are derivative transactions and as such have been presented in the accompanying consolidated balance sheets as a liability. Changes in the liability are recorded as charges to the statement of operations as a loss on the stock settlement obligation.

Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary.

2005 Compared to 2004 (continued)

Discontinued Operations

During March 2004, we sold our HealthCentrics’ business unit to an affiliate of our CEO for consideration of $250,000 plus assumption of net liabilities of approximately $499,000. Our gain on disposal of approximately $749,000 is accounted for as a capital contribution given the related party nature of the arrangement. As a result of our decision to dispose of the HealthCentrics business unit, the operations of HealthCentrics were retroactively removed from continuing operations and disclosed as a single line item on the statements of operations.

Liquidity and Capital Resources

As of December 31, 2005, we had total assets of $9.0 million of which only $173,000 were current assets. At December 31, 2005, we had total current liabilities of $3.7 million and a working capital deficit of $3.5 million.

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

As discussed in Item 5, since August of 2004, the Company has received $1.4 million (net of $125,000 of expenses) from three unaffiliated investors and one affiliate for shares of the Company’s stock and an equal amount of warrants to acquire additional shares of the Company’s stock. The exact number of shares to be issued is dependent upon the average closing bid price of the Company’s stock on the five trading days immediately prior to the date on which a registration statement for these shares is declared effective. The purchase price of the shares is equal to the lesser of (1) $.12 or (2) 52% of the average closing price described above. An additional $1.5 million is to be received from these investors within five days of registering the common shares and warrants. A registration statement has not yet been declared effective for these shares. Successful registration of the shares contemplated under the agreements discussed above will provide significant amounts of needed capital into the Company. However, there are no assurances that the SEC will declare a registration statement effective.

Liquidity and Capital Resources (continued)

Net cash used in operations was $2.4 million for the year ended December 31, 2005. The negative cash flow from operations reflects the $3.7 million net loss for the year offset by the non-cash charge for derivative loss of approximately $718,000 and depreciation and amortization of $760,000. In addition, net payments on current liabilities were $215,000 in 2005.

Net cash used by investing activities for the year ended December 31, 2005 was $41,000 for the purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2005 was $2.3 million, which is attributable to related party loans of $2.2 million and collection of common stock subscriptions of $200,000 less expenses of $35,000. Because of certain terms in the subscription agreements and insufficient available authorized common shares, the proceeds from common stock subscriptions are presented as stock settlement liability in the accompanying 2005 balance sheet.

As noted above, cash from related party loans and capital contributions financed our net loss and reduction of current liabilities. We are dependent on raising additional funding necessary to implement our business plan. Should we not be successful in raising cash from our CEO and other investors, we are unlikely to continue as a going concern.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No.3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. We do not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

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

Contractual obligations

At December 31, 2005, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

	Amount of Commitment
	Expired by year ending December 31,
	Other	Operating
	Liabilities	Leases	Total

Less than 1 year	350,000	179,301	$529,301
1 - 2 years	-	169,698	169,698
3 - 4 years	-	89,247	89,247
5 - 7 years	-	-	0

Total	$350,000	$438,246	$788,246

Quantitative and Qualitative Risk - Foreign Currency

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

Currency transaction gains or losses are incurred on our US Subsidiary’s intercompany advance to our Finland Subsidiary. We recognize a gain on the intercompany advance as the US Dollar weakens against the Euro and we recognize a loss when the US Dollar strengthens against the Euro. Our net currency loss for 2005 was $38,000.

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

In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market our products and services; competitive conditions within our industry may change adversely; we may be unable to retain existing key management personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures; (ii) obtaining new sources of external financing; (iii) serving as the nexus for nanobacteria research and (iv) conducting successful clinical trials supporting our theories that the human body does not recognize nanobacteria as harmful, and accordingly, nanobacteria could be the cause of pathological disease causing calcification found in multiple diseases. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

Throughout 2005 and 2004, affiliates of our Chief Executive Officer have provided our capital needs through loans and capital contributions. While these affiliates continue to provide for the majority of our cash requirements, they are under no obligation to continue such financing and/or strategic guidance. In the event these affiliates should discontinue their support, we may have difficulty in continuing our operations. In such an event, stockholders could lose their investment in its entirety. Historically, these affiliates have provided capital to us on a demand debt basis after which they may convert debt into shares of our common stock. If, in the future we require additional capital, these affiliates may contribute some or all of our requirements. We anticipate that as a part of any such loan, these affiliates would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require these affiliates’ support, stockholders may experience dilution. At present, we do not maintain key man insurance for our CEO.

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

Since inception through December 31, 2005, we have incurred aggregate losses of $17.8 million. Our net loss for the year ended December 31, 2005 and 2004 was $4.1 million and $8.5 million, respectively. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, we anticipate incurring losses from operations over the next two years as we focus on research and development for eventual drug discovery and the development of diagnostic products. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

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

Risk Factors (continued)

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

Risk Factors (continued)

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our Articles of Incorporation and By Laws provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Continued Control by Current Officers and Directors

The present officers and directors control approximately 50% of the outstanding shares of Common Stock, and are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officer's salaries. Stockholders have no cumulative voting rights.

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

Item 7.  Financial Statements

 The information required by this item is incorporated herein by reference to the financial statements listed in Item 13 (a) of Part III of this Form 10-KSB Annual Report.

Item 8.  Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosures

There have been no disagreements with any of our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8(a).  Controls and Procedures

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

PART III

Item 9.  Directors and Executive Officers of the registrant

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Stanton	Chief Executive and Financial Officer, and Chairman	57	November 2000
Alex Edwards	Director	41	March 2003 and January 2004
Dr. Benedict Maniscalco	Director	64	March 2006
Dr. Stephen Rechtschaffen	Director	56	January 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John Stanton - Chairman Chief Executive Officer and Chief Financial Officer - Mr. Stanton has served as our Chief Executive Officer (“CEO”) July 23, 2004 to present and from March 2001 through January 2004. From March, 2001 through the present, Mr. Stanton has served as our Chairman of the Board of Directors and Chief Financial Officer. From 1987 through the present, Mr. Stanton served as the President and CEO of Florida Engineered Construction Products, Corporation. Mr. Stanton has served as Chairman of the Board of Directors of publicly-traded EarthFirst Technologies, Inc. from May 15, 2000 through the present. Mr. Stanton also serves on the Board of Directors of publicly traded Medical Technology Systems, Inc., Powercerv Corporation, Cybercare, Inc. and Online Sales Strategies, Incorporated. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. In 1981, Mr. Stanton assumed the role of Chief Financial Officer for Florida Engineered Construction Products, Corporation, a privately held manufacturer of residential and commercial construction products, located in Tampa, Florida. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

Dr. Benedict S. Maniscalco, M.D. - Director of Clinical Research, Medical Director and member of the Board of Directors - Dr. Maniscalco joined the Board of Directors on March 29, 2006. 2001 to present Dr. Maniscalco has been in the private practice of cardiology. He was with Tampa Heart Center in Tampa Florida in 2000 to 2001. Dr. Maniscalco was in private practice for consultive cardiology with Health Centers of Excellence, Inc. as Chief Executive Officer in Tampa Florida from March 1998 thorough January 2000. From 1976 through 1998, he was an officer and board member of a large multi specialty cardiovascular group practice. From 1979 through 1996 he was co-founder of St. Joseph’s Heart Institute in Tampa, Florida and served as Director of Cardiac Catheterization and Director of Cardiology during his tenure.

Over past 30 years, Dr. Maniscalco has been a member of numerous local, state and national professional societies. He has served as President and Governor of the Florida Chapter of the American College of Cardiology and has been involved in numerous committees dealing with socioeconomic and medical policies in both the American College of Cardiology and the Society for Cardiac Angiography and Interventions. He has been a frequent lecturer at the local, state and national level, on both clinical and non-clinical matters affecting the delivery of cardiovascular services. Dr. Maniscalco received his medical degree from the Duke University School of Medicine in 1967. He interned at Grady Memorial Hospital in Atlanta and did his junior and senior residencies at Emory University Affiliated Hospitals, followed by a fellowship in Cardiovascular diseases from 1973-1975. He is licensed to practice in both Florida and Georgia and is certified by the American Board of Internal Medicine and the American Sub-Specialty Board in Cardiovascular disease.

Alex Edwards - Director - Mr. Edwards has served on our Board of Directors from January 2004 through the present. Mr. Edwards had previously served on our Board from March 2003 through May 2003. From January 2004 through July 2004, Mr. Edwards served as our CEO. From March 2003 through January 2004, Mr. Edwards served as our Executive Vice President and Chief Operating Officer. From May 2002 through December 2004, Mr. Edwards was a managing partner of 360 Partners as well as president and CEO of 360 Energy, Inc. From January 1997 to May 2002, Edwards was an executive with SRI/Surgical Express. He served in roles that ranged from vice-president/general manager to spending his last year with the company as president. From February 1993 through December 1996, he worked in sales and marketing with Dianon Systems, Inc. His positions included sales and sales management roles as well as field and corporate marketing. Mr. Edwards also served as an officer in the United States Navy with duty assignments ranging from shipboard divisional leadership to executive assistant for the Naval Surface Group Commander in Norfolk, Virginia. Mr. Edwards is a 1987 graduate of the United States Naval Academy.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates.  The Company notes that John Stanton, Alexander Edwards and Gary Mezo have not filed any reports of ownership or changes in ownership pursuant to Section 16(a) filing requirements.

Audit Committee

We have not established a separate audit committee. Accordingly, the Board of Directors serves as the audit committee. The Chairman of the Board of Directors is also our CEO and is not considered an independent director. An audit committee financial expert has not been identified on the Board of Directors.

Code of Ethics

We have not adopted a Code of Ethics as of March 30, 2006. The Board of Directors is in the process of drafting a Code of Ethics specific to our Company.

Item 10.  Executive Compensation

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

		Annual Compensation		Other Annual	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Compensation (1)

John D. Stanton (2) (3)	2005	$0	$0	$0	$0
Chairman of the Board and	2004	$0	$0	$0	$0
Chief Financial Officer	2003	$0	$0	$745,000	$0

Alex Edwards (4) (5)	2005	$6,123	$0	$0	$0
Chief Executive Officer	2004	$228,536	$0	$5,000	$0
	2003	$76,920	$0	$0	$0

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

(3)	Other Annual Compensation for 2003 is the value of 59,433,890 shares of the Company’s common stock or common stock equivalents issued to affiliates of Mr. Stanton

(4)	Mr. Edwards commenced employment with Nanobac in March 2003 and was named Chief Executive Officer in January 2004. He relinquished the Chief Executive Officer role in July 2004.

(5)	Other Annual Compensation is the value of 500,000 shares of the Company’s common stock issued to Mr. Edwards

Employment and Compensation Agreement

John Stanton - Mr. Stanton does not have an employment or similar agreement with Nanobac. To date, Mr. Stanton has received no salary or other compensation except for the receipt of common and preferred shares in accordance with the Company’s bankruptcy plan.

Alexander Edwards -

On July 23, 2004, Mr. Edwards resigned as Chief Executive Officer. Mr. Edwards continues to serve as a member of the Board of Directors. As a result of his resignation as Chief Executive Officer, Mr. Edwards voluntarily terminated his employment agreement and his salary was adjusted to $23,660 for the performance of limited services to Nanobac from July 2004 through April 1, 2005 and from January 2006 through present.

Directors' Compensation

Nanobac's directors, who are not also employees of Nanobac, receive no monetary compensation. Each director is entitled to receive reimbursement of out-of-pocket expenses for attending Board of Director or committee meetings. Each independent Director is to receive options to acquire 1,500,000 shares of Nanobac’s common stock. The issuance of these options is contingent upon the approval of a stock option plan by Nanobac’s stockholders. If a stock option plan is not approved, the Directors may receive 1,500,000 restricted shares of Nanobac.

Compensation Committee Interlocks and Insider Participation

The Company has not formed a Compensation Committee, accordingly, the Board of Directors acts in the Compensation Committee’s capacity. The Board of Directors is responsible for reviewing and recommending salaries, bonuses and other compensation for Nanobac's executive officers.

Mr. Edwards is currently on the Board of Directors and was an employee of the Company from September 2003 through March 2004 and January 2006 through the present.

Stock Options

We currently do not have a stock option plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders The following table sets forth, as of March 30, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Gary S. Mezo (3) 11407 Minaret Drive Tampa, FL 33626	24,560,000	12.69%
John D. Stanton (4)	74,442,658	38.47%
Alexander Edwards III	9,166,667	4.74%
Benedict Maniscalco	1,566,925	0.81%
Stephan Rechtschaffen	0	0.00%
Directors and Executive Officers as a Group (Four persons)	85,176,250	44.02%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding includes 193,506,759 shares outstanding as March 30, 2006. Unless otherwise provided, the street address of each beneficial owner is c/o Nanobac Pharmaceuticals, Incorporated, 4730 N. Habana Avenue, Suite 205, Tampa, Florida 33614.

(2)	Nanobac has relied upon information reported by the respective stockholder to the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, as of March 16, 2006.

(3)	Includes 9,760,000 shares held by Mr. Mezo’s spouse, Nancy Schriewer, and 160,000 shares held by Nancy Schriewer’s father as to which he disclaims beneficial ownership.

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

Item 12.  Certain Relationships and Related Transactions

Loans from Entity Affiliate with the Company’s Chief Executive Officer

Since emerging from bankruptcy in November 2002, Nanobac has financed its activities primarily from advances from affiliates of the Company’s CEO (“CEO Affiliates”). From time to time the CEO Affiliates have converted these loans into shares of Nanobac’s common stock.
Through March 30, 2006, $3.7 million is due to CEO Affiliates for cash loans to Nanobac. These loans bear interest at the rate of 5% per annum. None of the CEO Affiliates’ loans were converted to shares of Nanobac’s common stock from January 1, 2005 through March 30, 2006.

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

As of March 30, 2006, the registration statement has not been declared effective and the Fixed Price has not been determined. Accordingly, the additional cash of $500,000 for common shares has not been received, no warrants have been issued and the number of shares to be issued under this subscription agreement has not been determined.

Item 13. Exhibits

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

(b)	Form 8-K

(1)	Reports on Form 8-K filed during the quarter ended December 31, 2005:

None

(c)	Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-KSB:

EXHIBIT INDEX
Exhibit
Number	Description

3.1
Restated Articles of Incorporation (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

3.2	By-Laws (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2002 and incorporated herein by reference)

10.1
First Amended Plan of Reorganization of American Enterprise.com Corp. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated December 10, 2002, and incorporated herein by reference)

10.2
Acquisition Agreement dated December 6, 2002, between American Enterprise Corporation and HealthCentrics, Inc. and its stockholders (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated December 13, 2002, and incorporated herein by reference)

10.4
Agreement and Plan of Reorganization dated June 1, 2003 between Nanobac Pharmaceuticals, Incorporated and NanobacLabs Pharmaceuticals, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

10.5
Share Purchase Agreement dated September 25, 2002 between NanobacLabs, L.L.C. and selected stockholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.6
Convertible Promissory Note Loans Purchase Agreement dated September 25, 2002 between NanobacLabs, L.L.C. and selected stockholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.7
Closing Agreement dated November 5, 2003 between NanobacLabs, L.L.C. and selected stockholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.9
Lease Agreement dated April 17, 2002 between NanobacLabs, L.L.C. and MLK-Tampa Associates, LLC regarding 5,593 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 850, Tampa, Florida and First Amendment to Lease dated September 1, 2002 between NanobacLabs, L.L.C. and MLK-Tampa Associates, LLC regarding 2,121 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 101, Tampa, Florida (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.10
Loan Agreement dated December 31, 2003 between Nanobac Pharmaceuticals, Incorporated and Escape Velocity, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003)

10.11
Employment by and between Nanobac Pharmaceuticals, Incorporated and Alex H. Edwards III dated January 26, 2004 (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003)

10.12
Sublease Agreement dated May 18, 2004 between NanobacLabs, L.L.C. and Tampa Bay Surgery Center Associates, Ltd regarding the sublease of 2,121 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 101, Tampa, Florida (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.13
Share Purchase Agreement dated March 30, 2004 between Nanobac Pharmaceuticals, Incorporated and Escape Velocity of Tampa Bay, Incorporated for the sale of HealthCentrics, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated March 30, 2004, and incorporated herein by reference)

10.14
Executive Employment Agreement between Nanobac Pharmaceuticals, Incorporated, and E. Olavi Kajander, MD, PhD, an individual dated January 15, 2004 (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated March 31, 2004, and incorporated herein by reference)

10.15
Executive Employment Agreement between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu, PhD, an individual dated March 31, 2004 (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated March 31, 2004, and incorporated herein by reference)

10.16
Nonreimbursable Space Act Agreement between The National Aeronautics and Space Administration Lyndon B. Johnson Space Center and Nanobac Pharmaceuticals, Incorporated (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated September 13, 2004 and incorporated herein by reference)

10.17
Debt Cancellation Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.18
Amendment to Executive Employment Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.19
Stock Purchase Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.20
Amendment to Executive Employment Agreement dated September 10, 2004 between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.21
Subscription Agreement, Registration Rights Agreement and Form of Warrant dated August 13, 2004 between Nanobac Pharmaceuticals, Incorporated and The Nutmeg Group, LLC (serves as form of agreement for similar subscription agreements)

10.22
Subscription Agreement, Registration Rights Agreement and Form of Warrant dated September 3, 2004 between Nanobac Pharmaceuticals, Incorporated and Jaytern Associates, Inc (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.23
Debt Cancellation Agreement dated September 20, 2004 between Nanobac Pharmaceutical, Incorporated and Escape Velocity, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.24
Debt Cancellation Agreement dated October 18, 2004 between Nanobac Pharmaceutical, Incorporated and Benedict Maniscalco (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.25
Debt Cancellation Agreement dated December 14, 2004 between Nanobac Pharmaceutical, Incorporated and MacFarlane Ferguson & McMullen (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2004 and incorporated herein by reference)

10.26
Second amendment to lease agreement between Nanobac Sciences, LLC and CNL Retirement MOP Tampa, Florida, LP regarding reduction of 5,593 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 850, Tampa, Florida to 4.053 square feet of office space

16.1
Baumann, Raymondo & Company, P.A. letter to the Securities and Exchange Commission dated February 3, 2004 (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated January 30, 2004, and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Aidman, Piser & Company, P.A.

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Item 14.  Principal Accountant Fees and Services

The following summarizes the fees paid to Aidman, Piser & Company, P.A., Independent Auditors for the years ended December 31, 2005 and 2004:

	2005	2004

Audit	$93,405	$63,000
Audit related	-	-
Tax	-	-
Other	-	-

Total	$93,405	$63,000

Aidman, Piser & Company, P.A. did not perform any professional services with respect to information systems design and implementation for the years ended December 31, 2005 and 2004.

The Board of Directors has considered whether the Audit-Related services provided by Aidman, Piser & Company, P.A. are compatible with maintaining that firm’s independence.

From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Board of Directors has approved all audit and permissible non-audit services provided by Aidman, Piser & Company, P.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 30, 2006.

Nanobac Pharmaceuticals, Incorporated

By:	/s/ John D. Stanton
John D. Stanton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 2006.

Signature	Title

/s/ John D. Stanton John D. Stanton	Chairman of the Board of Directors Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

/s/ Benedict S. Maniscalco Benedict S. Maniscalco, M.D.	Director, Director of Clinical Research and Medical Director

/s/ Alexander Edwards III Alexander Edwards III	Director

/s/ Stephan Rechtschaffen Stephan Rechtschaffen, M.D.	Director

/s/ Michael J Dean Michael J Dean	Vice President - Finance and Controller (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nanobac Pharmaceuticals, Incorporated and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Nanobac Pharmaceuticals, Incorporated and Subsidiaries (the “Company”), as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nanobac Pharmaceuticals, Incorporated and Subsidiaries, at December 31, 2005, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has working capital and net capital deficiencies and is dependent upon continued financing from stockholders and outside investors, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.

March 2, 2006
Tampa, Florida

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$8,975
Account receivable	3,283
Inventory	117,280
Prepaid expenses	43,725
Total current assets	173,263

FURNITURE AND EQUIPMENT, less accumulated depreciation
of $131,163	106,952

OTHER ASSETS
Security deposits	20,695
Intangible assets, less accumulated amortization
of $1,539,621	5,053,421
Goodwill	3,615,393
Total other assets	8,689,509

TOTAL ASSETS	$8,969,724

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$313,932
Accrued compensation	462,658
Accrued expenses	376,874
Short-term notes payable	50,843
Other liabilities	29,425
Related party loans	2,434,733
Total current liabilities	3,668,465

LONG-TERM LIABILITIES
Stock settlement obligation	2,836,538
Total liabilities	6,505,003

COMMITMENTS AND CONTINGENCIES (notes 10 and 11)	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value, 250,000,000 shares authorized,
189,006,760 shares issued and outstanding	16,307,050
Additional paid-in capital	3,503,681
Accumulated deficit	(17,380,535)
Accumulated other comprehensive loss	34,525
Total stockholders' equity	2,464,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,969,724

The accompanying notes are an integral part
of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	December 31, 2005	December 31, 2004

REVENUE	$656,802	$358,361

COST OF REVENUE	229,446	100,470

GROSS PROFIT	427,356	257,891

OPERATING EXPENSES
Selling, general and administrative	1,311,501	4,888,399
Research and development	1,193,611	2,252,805
Depreciation and amortization	759,935	717,070
Total Operating Expenses	3,265,047	7,858,274

OPERATING LOSS	(2,837,691)	(7,600,383)

OTHER INCOME (EXPENSES)
Interest expense	(70,885)	(248,053)
Loss on stock settlement obligation	(717,908)	(643,630)
Other, net	(60,853)	30,926

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(3,687,337)	(8,461,140)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(3,687,337)	(8,461,140)

DISCONTINUED OPERATIONS:
Loss from discontinued operations
(no applicable income taxes)	-	(57,268)

NET LOSS	$(3,687,337)	$(8,518,408)

LOSS PER COMMON SHARE
(BASIC AND DILUTED):
Continuing operations	$(0.02)	$(0.06)
Discontinued operations	0.00	0.00

Net loss	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	188,858,997	152,903,084

The accompanying notes are an integral part
of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

									Accumulated
					Additional	Due from		Other	Other
	Common	Stock	Preferred	Stock	Paid-in	Option	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Shares	Value	Capital	Exercise	Deficit	Loss	Loss	Total

Balance, January 1, 2004	99,968,846	$4,233,788	794,569	$350,484	$-	$(200,000)	$(5,174,790)		$(15,638)	$(806,156)

Conversion of preferred stock to common stock	35,048,439	350,484	(794,569)	(350,484)	-	-	-	-	-	-

Cash from option exercise	-	-	-	-	-	200,000	-	-	-	200,000

Stock issued for services	4,500,000	2,562,750	-	-	-	-	-	-	-	2,562,750

Common stock issued in acquisition of Nanobac OY	5,000,000	4,267,500	-	-	-	-	-	-	-	4,267,500

Capital contribution associated with sale of subsidiary to affiliate	-	-	-	-	749,327	-	-	-	-	749,327

Conversion of liabilities to shares of common stock	32,097,808	4,882,028	-	-	2,887,501	-	-	-	-	7,769,529

Sale of common stock pursuant to subscription agreement	10,625,000	-	-	-	(97,500)	-	-	-	-	(97,500)

Comprehensive loss:
Net loss	-	-	-	-	-	-	(8,518,408)	($8,518,408)	-	(8,518,408)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(16,198)	(16,198)	(16,198)

Comprehensive loss								($8,534,606)

Balance, December 31, 2004	187,240,093	16,296,550	-	-	3,539,328	-	(13,693,198)		(31,836)	6,110,844

Stock issued for services	100,000	10,500	-	-	-	-	-	-	-	10,500

Sale of common stock pursuant to subscription agreement	1,666,667	-	-	-	(35,647)	-	-	-	-	(35,647)

Comprehensive loss:
Net loss	-	-	-	-	-	-	(3,687,337)	($3,687,337)		(3,687,337)
Foreign currency translation adjustment	-	-	-	-	-	-	-	66,361	66,361	66,361

Comprehensive loss								($3,620,976)

Balance, December 31, 2005	189,006,760	$16,307,050	-	$-	$3,503,681	$-	$(17,380,535)		$34,525	$2,464,721

The accompanying notes are an integral part of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	ended	ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,687,337)	$(8,518,408)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	759,935	717,070
Loss on disposition of fixed assets	1,855	-
Derivative loss	717,908	643,630
Charges for common stock issued for services	10,500	2,562,750
Interest expense accrued for stockholder loan	67,372	237,958
Net (increase) decrease in assets:
Accounts receivable	112	2,370
Inventory	(46,709)	(54,360)
Other assets	26,551	(8,769)
Net increase (decrease) in liabilities:
Accounts payable	(331,559)	530,196
Accrued compensation	412,047	464,768
Accrued expenses	(308,987)	10,628
Deferred revenue	13,002	16,423
Total adjustments	1,322,027	5,122,664
Net cash flows from operating activities	(2,365,310)	(3,395,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(40,632)	(36,765)
Security deposits	-	2,500
Acquistion of subsidiary, net of cash received	-	(901)
Cash received from exercise of stock option in subsidiary	-	200,000
Net cash flows from investing activities	(40,632)	164,834

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
pursuant to subscription agreements	200,000	1,275,000
Stock issuance costs	(35,647)	(97,500)
Proceeds from stockholder loans	2,173,293	2,066,091
Proceeds from notes payable	11,842	152,429
Payment of notes payable	(23,378)	(180,050)
Net cash flows from financing activities	2,326,110	3,215,970

Effect of exchange rate changes	70,899	(16,907)

Net change in cash	(8,933)	(31,847)
Cash balance, beginning of year	17,908	49,755
Cash balance, end of year	$8,975	$17,908

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,513	$10,095

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in acquisition	$-	$4,267,500
Common stock issued for the conversion of debt	$-	$7,769,529
Capital contribution associated with sale of subsidiary to affiliate:
Reduction in stockholder loan	$-	$250,000
Assumption of accounts payable and accrued expenses	$-	$499,327

The accompanying notes are an integral part of these financial statements

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

1. Nature of operations and summary of significant accounting policies

Nature of business

Nanobac Pharmaceuticals, Incorporated and subsidiaries, ("Nanobac”, the "Company", or "NNBP") trades under the symbol "NNBP."

Nanobac’s primary business is the study and development of therapeutic and diagnostic technologies related to nanobacterium sanguineum (“Nanobacteria”). Nanobacteria are believed to be small, slowly growing nano-particles that can be found in human blood, kidney stones and arterial wall plaques.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nanobac Sciences LLC, Nanobac OY and Nanobac Research Institute LLC. All material intercompany transactions and balances have been eliminated in consolidation.

Liquidity and management plans

The accompanying consolidated financial statements have been prepared assuming that NNBP will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at December 31, 2005. The Company is dependent on the continued financing from outside investors including additional stockholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current stockholders. At this time, there are no firm commitments to invest in NNBP. If NNBP is unable to obtain such financing, the business might not attain profitability.

There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Revenue recognition

Revenue is recognized when the Company’s products are shipped and title has passed or when diagnostic results are provided to the customer. Revenue from the Company’s observation rights’ agreement is being recognized over the agreement’s 12-month term using the straight-line method. Revenue is recorded net of allowances for estimated discounts and incentives.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventory consists of raw materials for currently marketed products and materials and processing costs for antibodies and antigens used in our Finland laboratory. Inventory is shown net of applicable allowances. Shipping costs are expensed as incurred and are included in cost of revenue.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
1. Nature of operations and summary of significant accounting policies (continued)

Furniture and equipment

Furniture and equipment consist of furniture, fixtures, computers and lab equipment and are recorded at cost. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of three to seven years.

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Intangible assets consist of patents, product rights and goodwill obtained in the acquisition of NanobacLabs Pharmaceuticals, Inc. and Nanobac OY. Amortization of intangible assets is provided over the following estimated useful lives on a straight-line basis:

Patents	12 years
Product rights	5 years

Goodwill and intangible asset amortization is not deductible for income tax purposes.

Impairment of long-lived assets and intangible assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If it is determined that the long-lived asset will be unable to recover its carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows oR appraised values from management’s estimates, depending upon the nature or the assets. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. There were no impairment adjustments recorded in 2005 and 2004.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

1. Nature of operations and summary of significant accounting policies (continued)

Loss per share

Loss per share represents the loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents (warrants - see Note 10) is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of December 31, 2005 and 2004.

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments related to our Finland operations. Accumulated other comprehensive income has no applicable income tax.

Financial Instruments

The Company accounts, classifies and measures certain financial instruments with characteristics of both liabilities and equity in accordance with Financial Accounting Standards Board Statement No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). Pursuant to FAS 150, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception requires the issuer to classify the financial instrument as a liability. Further, the liability is to be measured initially and subsequently at the fair value that the financial instrument obligates the issuer to convey to the holder at the settlement date. The shares issued in connection with the 2005 and 2004 Subscription Agreement transactions discussed in Note 11 are derivative transactions and as such have been presented in the accompanying consolidated balance sheets as a liability and in the accompanying statements of operations as a loss on the stock settlement obligation.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

1. Nature of operations and summary of significant accounting policies (continued)

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

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No.3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

2. Acquisition

Nanobac OY

During January through March 2004, NNBP acquired 35% of Nanobac OY from OY Minority Stockholders. The purchase price was (a) 5 million shares of NNBP’s common stock, (b) 5 million warrants convertible into NNBP’s common stock at $.005 per share and (c) cash consideration of 15,000 Euros. Total consideration to the OY Minority Stockholders is valued at $4.3 million. After this acquisition, the Company owned 100% of Nanobac OY.

The total consideration to date for OY is $5.1 million, which included cash payments (made prior to 2004), the fair value of NNBP’s common stock, and direct transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$37,534
Furniture and equipment	29,286
Identifiable intangible assets	5,243,048
Other assets	4,731
Current liabilities	(11,884)
Advances from Nanobac	(228,119)

$5,074,596

Acquired identifiable intangible assets consist of patents for the detection and treatment of Nanobacteria. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets. Amortization of this asset commenced as of the acquisition date.

In addition, as part of the above agreement, the OY Minority Stockholders agreed to employment agreements with NNBP. These agreements included $500,000 of signing bonuses of which $150,000 was paid in 2004 and the remaining $350,000 (earned upon certain triggering events that occurred in 2004) is payable two years from the agreement dates (January and March 2006) and is included in current liabilities at December 31, 2005. As of March 30, 2006, the above obligations have not been paid and ongoing discussions are being conducted with the Minority Stockholders regarding these obligations.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

2. Acquisition (continued)

The following unaudited table compares NNBP’s reported operating results to pro forma information prepared on the basis that the above acquisitions had taken place at January 1, 2004. In management’s opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 2004 or of future operations of the combined companies under the ownership and management of NNBP.

Year ended Dec 31,
2004
As Reported
Revenue	$358,361
Net loss	$(8,518,408)
Basic loss per share	$(0.06)
Diluted loss per share	$(0.06)

Proforma (unaudited)
Revenue	$358,361
Net loss	$(8,555,553)
Basic loss per share	$(0.05)
Diluted loss per share	$(0.05)

3. Discontinued Operations

During October 2003, NNBP decided to divest its HealthCentrics business unit to focus exclusively on its nanobacteria business unit. NNBP was unsuccessful in finding a non-affiliated buyer for this business unit. During March 2004, this business unit was sold to an affiliate of the current CEO for consideration of $250,000 (a reduction in amounts otherwise owed to the affiliate). NNBP’s gain on disposal was $749,327, which is accounted for as a capital contribution given the related party nature of the arrangement. Summary operating results for the discontinued operations for the year ended December 31, 2004 are as follows:

2004

Revenue	$5,301

Loss before income taxes	($ 57,268)
Provision for income taxes	--

Net loss	($ 57,268)

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

4. Inventory

Inventory at December 31, 2005 is summarized as follows:

Raw materials for products held for resale	$12,620
Antibodies, antigens and laboratory supplies	104,660

$117,280

5. Furniture and equipment

Furniture and equipment at December 31, 2005 is summarized as follows:

Computer equipment	$44,710
Computer software	17,982
Lab equipment	83,329
Office equipment	19,507
Furniture and fixtures	17,620
Leasehold improvements	54,967

238,115
Accumulated Depreciation	(131,163)

$106,952

Depreciation expense for the years ended December 31, 2005 and 2004 was $53,015 and $47,295, respectively.

6. Intangible Assets

Intangible assets as of December 31, 2005 are summarized as follows:

Product rights	$1,350,000
Patents	5,243,042

6,593,042
Accumulated amortization	(1,539,621)

$5,053,421

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

6. Intangible Assets (continued)

Amortization expense for the years ended December 31, 2005 and 2004 was $706,920 and $669,775, respectively. Expected future amortization is summarized as follows:

Year ending December 31,
2006	$706,920
2007	706,920
2008	549,420
2009	436,920
2010	436,920
Thereafter	2,216,321

$5,053,421

7. Geographic Information

The Company operates in a single business segment. Geographic information is summarized as follows:

	Year ended December 31,
	2005	2004
Revenue
United States	$608,445	$343,444
Finland	48,357	14,917

	$656,802	$358,361
Assets
United States	$8,628,971
Finland	340,753

	$8,969,724

The geographic classification of revenue was based upon the domicile of the entity from which the revenues were earned.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

8. Income taxes

There was no current or deferred provision or benefit for income taxes for the years ended December 31, 2005 and 2004. The components of deferred tax asset as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax asset:
Net operating loss carryforwards	$4,333,000	$3,495,000
Accrued expenses	242,000	195,000
Valuation allowance	(4,575,000)	(3,690,000)

Deferred tax asset net of valuation allowance	$-	$-

As of December 31, 2005, the Company had approximately $11 million of net operating loss carryforwards which expire between 2016 and 2025.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 34% to the loss from continuing operations before income taxes and minority interest:

	2005	2004

Statutory tax benefit	$1,291,000	$2,981,000
State taxes, net of federal benefit	131,000	335,000
Nondeductible expense for common
stock issued for services	-	(999,000)
Amortization of intangible assets	(276,000)	(261,000)
Discontinued operations	-	305,000
Nontaxable derivative loss	(280,000)	(251,000)
Increase in valuation allowance	(885,000)	(2,116,000)
Other, net	19,000	6,000

Provision for taxes	$-	$-

Changes in the valuation allowance during the year ended December 31, 2005 were as follows:

Valuation allowance, beginning of year	$3,690,000

Increase from continuing operations	885,000

Valuation allowance, end of year	$4,575,000

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

9. Related party transactions

Related party loan

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), has loaned NNBP approximately $10.4 million from June 2003 through December 2005. This loan bears interest at 5% and is due on demand. On September 30, 2004, $7.5 million of the above loan was converted into 29,999,964 shares of the Company’s common stock at $0.25 per share, which exceeded the trading price of the stock at that date. The excess of the debt conversion over the trading price per share is included in additional paid-in capital. On December 13, 2004 an additional $500,000 of the above loan was converted into 4,166,667 shares of the Company’s common stock at the approximate fair market value of $0.12 per share, which is included in the Stock Settlement Liability at December 31, 2005 (see Note 10). The remaining loan balance at December 31, 2005 was approximately $2.4 million.

Interest expense for the above loans for the years ended December 31, 2005 and 2004 was approximately $67,000 and $238,000, respectively.

Short-term notes payable

Short-term notes payable consist of unsecured advances from employees of the Company. These notes bear interest at 5% and are due on demand.

Conversion of debt into equity

During August 2004, an employee and minority stockholder (less than 5% ownership of the Company) converted an $111,000 liability due from the Company into 923,458 shares of the Company’s common stock at the approximate fair market value of $0.12 per share.

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
YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Common stock, preferred stock and warrant issuances

During 2004, creditors of the Company converted $7.8 million of liabilities into 32,1 million shares of the Company’s common stock as follows:

	Common Shares	Value
Stockholder loan (Note 9)	29,999,964	$7,499,990
Employee (Note 9)	923,458	110,815
Unaffiliated vendors	1,174 386	158,724
	32,097,808	$7,769,529

During 2004, the Company issued 5.0 million shares of its common stock and 5.0 million warrants with an exercise price of $0.005 per share in connection with the acquisition of the minority interest in OY (Note 2). The value of these stock and stock equivalent issuances was $4.3 million.

From August 2004 through February 2005, the Company entered into Subscription Agreements with three unaffiliated investors. Under the terms of the Subscription Agreements, the Company received cash of $852,500 (net of $122,500 of expenses) through September 30, 2005. The Company is to receive additional cash of approximately $800,000 (net of expenses) within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective (“Fixed Price”). These amounts are classified as Stock Settlement Liability at December 31, 2005. In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company has agreed to use its best efforts to promptly register the common shares and warrants.

During December 2004, the Company entered into a Subscription Agreement with an affiliate of the Company’s Chief Executive Officer. Under the terms of the Subscription Agreement, the Company received cash of $500,000 during the year ended December 31, 2004. The Company is to receive additional cash of $500,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. All other terms of the Subscription Agreement are substantially the same as the Subscription Agreements to the unaffiliated investors described in the preceding paragraph. This amount is classified as Stock Settlement Liability at December 31, 2005.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

10 Stockholders' equity (continued)

As a result of the above Subscription Agreements, at December 31, 2005, the Company has issued 12,291,667 shares of common shares, which represents the minimum number of shares to be issued under the Subscription Agreements in exchange for cash received through December 31, 2005. If the price of the Company’s stock is less than $0.23 per share when the Company’s registration statement is declared effective, the Company will be required to issue additional shares under the above Subscription Agreements equal to a price of 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective. As of December 31, 2005, the registration statement had not been declared effective. The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on NNBP’s closing bid price when a registration statement is declared effective. As a result, the $1.5 million of cash received under the Subscription Agreements through December 31, 2005 is included in long-term liabilities.

At December 31, 2005, the Company measured the value of the variable number of shares to be issued under the Subscription Agreements at the fair value that the financial instrument obligates the Company to convey to the holder at the settlement date. As a result of this measurement, an additional $1.3 long-term liability has been recorded as of December 31, 2005 with a charge to current earnings of approximately $718,000 and $644,000 for the years ended December 31, 2005 and 2004, respectively.

During January 2004 the Company issued 4.5 million common shares to an entity that is an affiliate of the Company’s CEO. The Company recognized an expense of $2.6 million in 2004 in connection with this 4.5 million stock issuance which is the approximate fair value of the stock on the issuance date.

Warrants

As of December 31, 2005, 5,000,000 warrants were outstanding with an exercise price of $.005 per common share and an expiration date of August 31, 2009. These warrants were issued in connection with the OY acquisition (see Note 2).

At the finalization of the Subscription Agreements described above, approximately 72 million additional warrants will be issued with an estimated weighted average exercise price of $.03 per common share and an expiration date of five years from the date of issuance based on the Company’s stock price at December 31, 2005. The warrants have not been issued at December 31, 2005 as the registration statement has not been declared effective.

Stock Option Plan

No stock options were outstanding for the years ended December 31, 2005 and 2004.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

11 Commitments

The Company leases administrative and laboratory facilities and office equipment under cancelable and non-cancelable operating leases that expire through June 2010. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2005:

Year ending December 31,
2006	179,301
2007	106,213
2008	63,485
2009	59,290
2010	29,957

$438,246

Rent expense on operating leases for the years ended December 31, 2005 and 2004 was approximately $186,000 and $222,000, respectively.

As described in Note 2, the Company entered into five-year employment agreements with certain former minority stockholders of Nanobac OY. Under the terms of these employment agreements, Nanobac is obligated to pay $500,000 annually in compensation through March 2009. In addition, $350,000 is included in accrued liabilities for unpaid signing bonuses under these employment agreements.

12 Contingencies

Nanobac owned 100% of HealthCentrics from December 2003 through March 2004 when HealthCentrics was sold by the Company to an affiliate.

On August 10, 2004, Nanobac was served with a civil action as filed in the Superior Court of Fulton County State of Georgia by Foltz Martin LLC and Openbook Learning Club, Inc. (“Foltz”). This suit alleges that the Company is liable for approximately $67,000 of liabilities plus approximately $11,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. A judgment was awarded to Foltz of approximately $78,000 in October 2005 when the Company did not defend itself in this lawsuit. The Company anticipates that the affiliate that owns HealthCentrics will reimburse the Company for any judgment actually paid. No liability has been included in the accompanying balance sheet for this matter.

On January 19, 2006, Nanobac was served with a civil action as filed in the Superior Court of Fulton County State of Georgia by EliteCorp Atlanta, LLC (“EliteCorp”). This suit alleges that the Company is liable for approximately $318,000 of liabilities plus approximately $110,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company responded to this action on February 17, 2006 and denied virtually all the allegations of EliteCorp. The Company’s management believes that Nanobac is not responsible for the liabilities of HealthCentrics and that the Company will ultimately prevail in this legal action. No liability has been included in the accompanying balance sheet for this matter.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

13 Subsequent Events

During March 2006, Nanobac’s management decided that Nanobac would not sell dietary supplements and the Company’s focus will be exclusively on the science that will ultimately lead to drug discovery and the development of diagnostic products. As a result of the above decision, a charge to earnings of approximately $600,000 will be recognized for the write-off of the unamortized portion of product rights intangible asset at the date of the above decision. Furniture and equipment related to the dietary supplements’ business were sold at book value to an entity controlled by the Company’s Chief Executive Officer and largest shareholder. The above assets are included as held and used as furniture and equipment and intangible assets in the accompanying financial statements as the planned disposition date is March 2006.

During March 2006, the Company ceased occupying leased office space in Tampa, Florida. As a result of the early abandonment of this office lease, a charge to earnings of approximately $120,000 for the write-off of leasehold improvements and the acceleration of lease payments associated with the abandoned lease will be recorded in March 2006.

14 Quarterly Data
	Mar 31	Jun 30	Sep 30	Dec 31
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2005 Quarter ended
Revenue	$151,865	$167,988	$130,394	$206,555
Gross profit	$108,027	$109,527	$83,309	$126,493
Net loss	($1,505,921)	($984,153)	($645,547)	($551,716)
Loss per share:
Basic and Diluted	($0.01)	($0.01)	$0.00	$0.00

2004 Quarter ended
Revenue	$32,385	$73,564	$118,141	$134,271
Gross profit	$25,196	$42,072	$76,037	$114,586
Loss from continuing
operations	($4,221,972)	($1,384,238)	($994,276)	($1,860,654)
Net loss	($4,279,240)	($1,384,238)	($994,276)	($1,860,654)
Loss per share:
Basic and Diluted	($0.03)	($0.01)	($0.01)	($0.01)

15 Restatements of previously reported quarterly financial information

During the fourth quarter of 2005, the Company reevaluated its accounting for the stock settlement obligation related to the common stock subscription agreements discussed in Note 10. During the three, six and nine months ended March 31, June 30 and September 30, 2005, the Company accounted for the stock settlement obligation based on an incorrect fair value calculation. During the fourth quarter of 2005, management determined that this obligation should be recorded at the transaction’s initial fair value and thereafter adjusted to the fair value at each subsequent reporting period until settlement at which time such liabilities are reclassified into equity. As such, the unaudited quarterly financial information as previously reported has been restated as follows:

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

15. Restatements of previously reported quarterly financial information (continued)

	Quarter Ended March 31, 2005 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Total assets	$9,545,974	$-	$9,545,974
Stock settlement obligation	$2,496,154	$340,384	$2,836,538
Total liabilities	$4,606,821	$340,384	$4,947,205
Total equity	$4,939,153	$(340,384)	$4,598,769
Operating loss	$(767,305)	$-	$(767,305)
Loss on stock settlement obligation	$-	$(717,908)	$(717,908)
Net loss	$(788,013)	$(717,908)	$(1,505,921)
Loss per share	$0.00	$0.00	$(0.01)

	Quarter Ended June 30, 2005 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Total assets	$9,314,916	$-	$9,314,916
Stock settlement obligation	$2,864,904	$(28,366)	$2,836,538
Total liabilities	$5,375,967	$(28,366)	$5,347,601
Total equity	$3,938,949	$28,366	$3,967,315
Operating loss	$(597,646)	$-	$(597,646)
Loss on stock settlement obligation	$(368,750)	$368,750	$-
Net loss	$(1,012,519)	$368,750	$(643,769)
Loss per share	$(0.01)	$0.00	$0.00

	Quarter Ended September 30, 2005 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Total assets	$9,134,803	$-	$9,134,803
Stock settlement obligation	$2,910,998	$(74,460)	$2,836,538
Total liabilities	$5,914,046	$(74,460)	$5,839,586
Total equity	$3,220,757	$74,460	$3,295,217
Operating loss	$(648,855)	$-	$(648,855)
Loss on stock settlement obligation	$(46,094)	$46,094	$-
Net loss	$(720,007)	$46,094	$(673,913)
Loss per share	$0.00	$0.00	$0.00