Form 10QSB
period 2006-03-31
NANOBAC PHARMACEUTICALS INC
filed 2006-05-15
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
____________________

For the Quarter Period Ended
March 31, 2006
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
Yes ☐     No ☒

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of May 8, 2006 was 193,506,760.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED

BALANCE SHEETS

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$626,005	$8,975
Account receivable	12,997	3,283
Inventory	109,191	117,280
Prepaid expenses	40,554	43,725
Total current assets	788,747	173,263

FURNITURE AND EQUIPMENT, less accumulated depreciation
of $83,764 at March 31, 2006 and $131,163 at
December 31, 2005	74,886	106,952

OTHER ASSETS
Security deposits	23,521	20,695
Intangible assets, less accumulated amortization
of $951,351 at March 31, 2006 and $1,539,621 at
December 31, 2005	4,291,691	5,053,421
Goodwill	3,615,393	3,615,393
Total other assets	7,930,605	8,689,509

TOTAL ASSETS	$8,794,238	$8,969,724

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$272,241	$313,932
Accrued compensation	391,740	462,658
Accrued expenses	487,831	376,874
Short-term notes payable	14,675	50,843
Other liabilities	21,121	29,425
Related party loans	3,676,974	2,434,733
Total current liabilities	4,864,582	3,668,465

LONG-TERM LIABILITIES
Stock settlement obligation	2,836,538	2,836,538
Total liabilities	7,701,120	6,505,003

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, no par value, 250,000,000 shares authorized,
2006, 193,506,760 shares issued and outstanding	16,428,550
2005, 189,006,760 shares issued and outstanding		16,307,050
Additional paid-in capital	3,503,681	3,503,681
Accumulated deficit	(18,868,222)	(17,380,535)
Accumulated other comprehensive income	29,109	34,525
Total stockholders' equity	1,093,118	2,464,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,794,238	$8,969,724

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	ended	ended
	March 31, 2006	March 31, 2005
		(Restated)
REVENUE (Note 3)	$161,286	$151,865

COST OF REVENUE	45,195	43,838

GROSS PROFIT	116,091	108,027

OPERATING EXPENSES
Selling, general and administrative	425,870	341,023
Research and development	354,322	346,057
Impairment loss on intangible asset	585,000	-
Depreciation and amortization	188,217	188,252
Total Operating Expenses	1,553,409	875,332

OPERATING LOSS	(1,437,318)	(767,305)

OTHER INCOME (EXPENSES)
Interest expense	(38,239)	(5,193)
Loss on stock settlement obligation	-	(717,908)
Other, net	(12,130)	(15,515)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(1,487,687)	(1,505,921)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,487,687)	$(1,505,921)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	191,232,034	188,394,671

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

						Accumulated
			Additional		Other	Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Income	Total

Balance, December 31, 2005	189,006,760	$16,307,050	$3,503,681	($17,380,535)		$34,525	$2,464,721

Stock issued for services	4,500,000	121,500	-	-	-	-	121,500

Comprehensive loss:
Net loss	-	-	-	(1,487,687)	($1,487,687)		(1,487,687)
Foreign currency translation
adjustment	-	-	-	-	(5,416)	(5,416)	(5,416)

Comprehensive loss					($1,493,103)

Balance, March 31, 2006	193,506,760	$16,428,550	$3,503,681	$(18,868,222)		$29,109	$1,093,118

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	ended	ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(1,487,687)	$(1,505,921)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	188,217	188,252
Impairment loss on intangible assets	585,000	-
Loss on disposition of fixed assets	18,330	-
Loss on stock settlement obligation	-	717,908
Charges for common stock issued for services	-	10,500
Interest expense accrued for stockholder loan	38,023	3,895
Net (increase) decrease in assets:
Accounts receivable	(9,714)	(13,334)
Inventory	8,089	(3,860)
Other assets	3,171	(5,158)
Net increase (decrease) in liabilities:
Accounts payable	(41,691)	(16,172)
Accrued compensation	50,582	21,458
Accrued expenses	110,957	(18,818)
Deferred revenue	(8,304)	1,762
Total adjustments	942,660	886,433
Net cash flows from operating activities	(545,027)	(619,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(3,825)	(33,868)
Proceeds from sale of furniture and equipment	6,547	-
Payment of security deposits	(2,731)	-
Net cash flows from investing activities	(9)	(33,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
pursuant to subscription agreements	-	200,000
Stock issuance costs	-	(25,000)
Proceeds from stockholder loans, net	1,204,218	448,883
Proceeds from notes payable	2,601	30,907
Payment of notes payable	(39,000)	(16,079)
Net cash flows from financing activities	1,167,819	638,711

Effect of exchange rate changes	(5,753)	10,316

Net change in cash	617,030	(4,329)
Cash balance, beginning of year	8,975	17,908
Cash balance, end of period	$626,005	$13,579

Supplemental disclosures of cash flow information:
Cash paid for interest	$216	$1,298

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in exchange for current liabilities	$121,500	$-

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices

Nature of business

Nanobac Pharmaceuticals, Incorporated and subsidiaries, ("Nanobac”, the "Company", or "NNBP") trades under the symbol "NNBP."

NNBP’s primary business is research and development of therapeutic and diagnostic technologies related to nanobacterium sanguineum (“Nanobacteria”). Nanobacteria are believed to be small, calcifying nano-particles that can be found in human blood, kidney stones and arterial wall plaques.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nanobac Sciences LLC, Nanobac OY and Nanobac Research Institute LLC. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for a full year.

The financial statements for the period ended March 31, 2006 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 for the Company as filed in the annual report on Form 10-KSB, which information is included herein by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at March 31, 2006. The Company is dependent on continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that the Company will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there is no firm commitment to invest in NNBP.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Impairment of long-lived assets and intangible assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If it is determined that the long-lived asset will be unable to recover its carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values from management’s estimates, depending upon the nature or the assets. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. As described in Note 5, during the three months ended March 31, 2005, the Company’s Product Rights was deemed fully impaired based on the Company terminating the marketing and sales of dietary supplements and therefore the asset is not expected to be recoverable from the use or eventual disposition of the asset.

2. Related Party Transactions:

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), has loaned NNBP approximately $3.7 million as of March 31, 2006. These loans bear interest at the rate of 5% per annum and are due on demand. Interest expense for the above loans for the three months ended March 31, 2006 was approximately $38,000.

In March 2006, the Company assigned certain products to a related entity owned by the Company’s primary stockholder for no compensation (Note 3).

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

3. Discontinuance of sale of supplements

During March 2006, the Company’s management established a plan for Nanobac to discontinue the sale of dietary supplements and the Company’s focus to be exclusively on the science that will ultimately lead to drug discovery and the development of diagnostic products. Effective March 30, the Company assigned these product rights to an entity owned by the primary stockholder for no compensation. As a result of the above decision, a charge to earnings of $585,000 for the impairment of the product rights intangible asset has been recognized in operating expenses in the accompanying March 31, 2006 condensed consolidated statement of operations.

4. Abandonment of lease

During March 2006, the Company ceased occupying certain leased office space in Tampa, Florida. As a result of the early abandonment of this office lease, a charge to earnings of approximately $125,000 for the write-off of leasehold improvements and the acceleration of lease payments associated with the abandoned lease has been recognized in operating expenses in the accompanying March 31, 2006 condensed consolidated statement of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Nanobac Pharmaceuticals, Inc. and its subsidiaries (which may be referred to as “Nanobac”, “the Company”, “NNBP”, “we”, “us” or “our”) is a life science company dedicated to the discovery and developments of products and services to improve people's health through the detection and treatment of Calcifying Nano-Particles (“CNPs”), otherwise known as "nanobacteria". The Company's pioneering research is establishing the pathogenic role of nanobacteria in soft tissue calcification, particularly in coronary artery heart disease, prostatitis and vascular disease.

Nanobac manufactures and markets In Vitro Diagnostic (IVD) kits and reagents for the detection of Calcifying Nano-Particles. IVD products include the NANOCAPTURE(TM) and NANO-SERO(TM) ELISA assays and the Nano-Vision(TM) line of antibodies and reagents. Nanobac's BioAnalytical Services works with biopharmaceutical partners to develop and apply methods for avoiding, detecting, and inactivating or eliminating CNPs from raw materials. Nanobac's drug discovery and development efforts are focused on developing new and existing compounds that effectively inhibit, destroy or neutralize CNPs.

We believe that calcification is a significant feature in most diseases that are leading causes of death, including heart disease. Calcification is shown in numerous studies to block circulation, cause inflammation and cell disruption, and is a possible sign of cancers. We have decided to have a sharpened focus on drug therapy based on findings by Nanobac scientists that certain drugs, when combined, are effective at halting the calcification process. Some of these drug combinations have not been tested in animals or humans. However, the Company has an advantage in that each of these drugs on its own has an FDA-approved record of being safe, therefore regulatory hurdles are significantly lower in every national jurisdiction.

Our plan is to focus on the following priorities over the next 12-18 months:

•
Therapy - We are entering into agreements to test our proprietary drug combinations to treat stone-forming diseases, with a preliminary focus on prostatitis, which affects millions of men and currently is largely untreatable. We will also conduct tests with other stone forming diseases such as gallstones and kidney stones.

•
Infection - The gold standard for proving that something is infectious is Koch's postulates. We intend to validate earlier findings on Koch's postulates with calcifying nanoparticles in laboratory animals, including testing whether the infection can be prevented or treated with a proprietary drug combination.

•
Characterization - We have preliminary photographic and biochemical evidence that calcifying nanoparticles self-replicate in non-precipitating conditions, suggesting further that they have the ability to be infectious. We have designed an experiment with NASA to demonstrate this via time-lapse photography, using new microscopic technology developed in 2005.

•
Thrombosis - Thrombosis is the cause of death in most hemodialysis patients. We intend to validate findings that calcifying nanoparticles discovered in human blood provoke thrombosis and might be preventable.

•
Diagnostics - We believe that our proprietary Elisa antibody test uniquely recognizes calcifying nanoparticles known as nanobacteria, and plan to further validate the functionality of this diagnostic test.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will continue optimizing our proprietary diagnostics, with a clear focus on developing effective therapies in cooperation with well-established partners including NASA, Mayo Clinic, Cleveland Clinic, and numerous other institutions. Once these experiments are completed, we will have a compelling and well-rounded scientific basis for the Company to move forward.

Current Developments- Dr. Benedict S. Maniscalco, M.D. joined Nanobac as Director of Clinical Research, Medical Director and member of the Board of Directors on March 29, 2006. Dr. Maniscaclo replaces Jan Egberts who resigned effective March 29, 2006.

During March 2006, we decided to terminate the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to CNPs, which we plan to lead to drug discovery and the development of diagnostic products for the detection and treatment of Nanobacteria related diseases. Furniture and equipment related to the dietary supplements’ business were sold at book value to an entity controlled by our Chief executive Officer and largest shareholder.

Patents - We have filed applications for a number of patents, have been granted patents, and await prosecution of pending application in the US and International Stages.

Patent		General Subject Matter	Expiration Date
US 5,135,851	U.S.	-Method for the culture and detection of nanobacteria also known as calcifying nanoparticles (issued in 1992)	May 8, 2010
US 6,706,290 PCT/EP1999/004555	U.S. & International Application (PCT)	-Methods for the eradication of Nanobacteria from articles and animals using various novel combinations of systems, chemicals, compounds, drugs, prodrugs, supplements, etc. (issued in 2004)	Jul 6, 2018
	U.S. & PCT Applications Filed	-Methods and Compositions (combinations) for treating diseases characterized by pathological calcification (Filed in 2004)
	U.S. & PCT Applications Filed	-Methods and combinations of compositions including Bisphosphonates, chelators, and citrates (Filed in 2004)
	U.S.	-Methods for the treatment of disease associated with calcification and/or plaque formation (Filed in 2004)
	U.S. & PCT Application Filed	-Detection of antibodies against compositions of conformationally changed proteins comprising calcium binding protein hydroxy apatite complexes and novel in vitro test methods (Filed in 2005)
	U.S. & PCT Applications filed	-Methods and compositions to detect calcifying nanoparticles including the identification and quantification of proteins thereon and correlation to diseases thereof (Filed in 2005)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Patents (continued) - There can be no assurance that our patents or pending applications will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, our patents or pending applications could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that we would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds, or processes competitive with ours. Additionally, for certain of our product candidates, competitors, or potential competitors may claim that their existing or pending patents prevent us from commercializing such product candidates in certain territories. Further, when our patents expire, other companies could develop new competitive products to our products.

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

Change of Name - During April 2004, we announced a name change from Nanobac Pharmaceuticals, Incorporated to Nanobac Life Sciences, Inc. to become effective upon approval by the shareholders. No shareholder meeting was held to approve, therefore the name was not officially changed in the Florida records.

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2006 and 2005. These comparisons of financial results are not necessarily indicative of future results.
	Three months ended March
	2006	2005	% Change
Revenue	$161,286	$151,865	6%
Cost of revenue	45,195	43,838	3%
Gross Profit	116,091	108,027	7%
Gross Profit percentage	72%	71%

Selling, general and administrative	425,870	341,023	25%
Research and development	354,322	346,057	2%
Impairment loss on intangible asset	585,000	-
Depreciation and amortization	188,217	188,252	311%
Operating loss	(1,437,318)	(767,305)	87%

Other income (Expense)	(50,369)	(738,616)	-93%

Net loss	($1,487,687)	($1,505,921)	-1%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three months ended March 31, 2006 and 2005 is summarized as follows:

	Three months ended March
	2006	2005

Nanobac Supplement	$120,293	$125,128
Observation Rights	6,000	0
Diagnostic Products	34,993	26,737

	$161,286	$151,865

During March 2006, we discontinued the sale of our dietary supplements. Accordingly, we expect no significant revenue from this revenue source in future periods.

Revenue from observation rights is being recognized over the agreement’s 12-month term using the straight-line method.

Cost of revenue

Cost of revenue consists of direct materials, testing services (for diagnostic products) and shipping. As a percentage of revenue, cost of revenue was 28% for the three months ended March 31, 2006 compared to approximately 29% for the three months ended March 31, 2005.

Selling, General and Administrative

Approximately two-thirds of selling, general and administrative (“SG&A”) expenses are comprised of payroll and professional fees. The majority of professional fees are related to public company expenses for audit, legal and investor relations. Other significant SG&A expenses include facility rental and insurance.

SG&A increased to $426,000 for the three months ended March 31, 2006 from $341,000 for the three months ended March 31, 2005. This increase is attributable to the abandoned lease described below offset by other net decreases in SG&A.

During March 2006, the Company ceased occupying certain leased office space in Tampa, Florida. As a result of the early abandonment of this office lease, a charge to earnings of approximately $106,000 for the acceleration of lease payments associated with the abandoned lease has been recognized in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development

For the three months ended March 31, 2006 and 2005 research and development (“R&D) expenses consisted of the following types of expenses:

	Three Months ended Mar 31
	2006	2005
U.S. Payroll and medical directors	52%	72%
Finland payroll and laboratory	31%	23%
Research studies	10%	2%
Other	7%	3%
	100%	100%

For the three months ended March 31, 2006, R&D expenses increased to $354,000 or by 2% compared to $346,000 for the three months ended March 31, 2005. With our renewed focus on R&D, we anticipate increasing R&D expenses during the next several months.

Impairment loss on intangible assets

During March 2006, the Company’s management established a plan for Nanobac to discontinue the sale of dietary supplements. As a result of the above decision, the product rights intangible asset was deemed to be fully impaired and an impairment loss on intangible assets of $585,000 has been recognized during the three months ended March 31, 2006.

Depreciation and amortization

Depreciation and amortization expense amounted to $188,000 for both the three months ended March 31, 2006 and 2005. Future amortization expense is expected to decrease as a result of the impairment loss on the product rights intangible asset recorded during the three months ended March 31, 2006.

Operating Loss

Our operating loss remained consistent at $1.5 million for both the three months ended March 31, 2006 and 2005. The 2006 loss includes a $106,000 charge for the abandonment of our Tampa lease and the $585,000 impairment loss on intangible assets.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense)

Other income (expense) for the three months ended March 31, 2006 and 2005 is summarized as follows:

	Three months ended March
	2006	2005
Interest expense
Stockholder loan	($38,023)	($3,895)
Other	(216)	(1,298)
Loss on stock settlement obligation	-	(717,908)
Loss on disposition of assets	(18,330)	-
Foreign exchange gain (loss)	7,002	(10,717)
Other, net	(802)	(4,798)

Total	($50,369)	($738,616)

The shares issued in connection with the 2005 and 2004 Subscription Agreement transactions are financial instruments with characteristics of both liabilities and equity and as such have been presented in the accompanying condensed consolidated balance sheets as a liability. Changes in the liability are recorded as charges to the March 31, 2005 condensed consolidated statement of operations as a loss on the stock settlement obligation.

Loss on disposition of assets is attributable to the abandonment of our lease.

Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary.

Net Loss

We are experiencing significant losses as we conduct research and development related to nanobacteria. We believe it will take significant time before we will earn meaningful revenue to offset our expenses and there is no assurance that we will be able to accomplish this goal. As a result of the losses, we are dependent on affiliates of our CEO and other investors to provide sufficient cash sources to fund our operations.

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

As of March 31, 2006, we had total assets of $8.7 million of which only $789,000 were current assets. At March 31, 2006, we had total current liabilities of $4.9 million and a working capital deficit of $4.1 million. $3.6 million of the $4.1 million working capital deficit is attributable to the related party loans from Affiliated Entities described above.

Net cash used in operations for the three months ended March 31, 2006 was $545,000. The negative cash flow from operations reflects the $1.5 million net loss for the period offset by non-cash charges of $585,000 due to impairment loss on intangible assets and $188,217 for depreciation and amortization and $106,000 for the abandonment of a lease (included in accrued expenses).

Net cash used by investing activities for the three months ended March 31, 2006 included $3,000 for the purchase of fixed assets, $3,000 for a security deposit offset by $6,000 of proceeds from the sale of property and equipment to affiliated entities at book value.

Net cash provided by financing activities for the three months ended March 31, 2006 was $1.2 million, which is attributable to stockholder loans.

As noted above, cash from stockholder loans financed our net loss and reduction of current liabilities. We are dependent on raising additional funding necessary to implement our business plan. Should we not be successful in raising cash from our CEO and other investors, we are unlikely to continue as a going concern.

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

Item 3: Controls and Procedures

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

Item 3: Controls and Procedures (continued)

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

On August 10, 2004, we were served with a civil action as filed in the Superior Court of Fulton County State of Georgia by Foltz Martin LLC and Openbook Learning Club, Inc. (“Foltz”). This suit alleges that the Company is liable for approximately $67,000 of liabilities plus approximately $11,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company owned 100% of HealthCentrics from December 2003 through March 2004 when HealthCentrics was sold by the Company to an affiliate. A judgment has been entered in the Superior Court of Fulton County, State of Georgia, in favor of Foltz in this matter. We do not believe that the Company is liable for the obligations of HealthCentrics and is currently starting the appeal process.

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

Exhibit 10.27 - Agreement with Calgenex Corporation

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

On March 30, 2006, we filed Form 8-KSB to announce the addition of Dr. Benedict Maniscalco to our Board of Directors and the resignation of Dr. Jan Egberts from our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2006	NANOBAC PHARMACEUTICALS, INCORPORATED

/s/ John D Stanton
John D Stanton
Chief Executive Officer

Nanobac Pharmaceuticals, Incorporated

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION	PAGE

10.27	Agreement with Calgenex Corporation	24

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	25

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	26

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	27

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	28