Form 10QSB
period 2006-06-30
NANOBAC PHARMACEUTICALS INC
filed 2006-08-14
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
____________________

For the Quarter Period Ended
June 30, 2006
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

Yes ☐ No ☒

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of August 11, 2006 was 193,506,760.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited)
	and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three and
	six months ended June 30, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders'
	Equity for the six months ended June 30, 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	six months ended June 30, 2006 and 2005 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3:	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3:	Defaults Upon Senior Securities	21

Item 4:	Submission of Matters to a Vote of Security Holders	21

Item 5:	Other Information	21

Item 6:	Exhibits	21

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$186,835	$8,975
Account receivable	4,925	3,283
Inventory	110,898	117,280
Prepaid expenses	35,396	43,725
Total current assets	338,054	173,263

FURNITURE AND EQUIPMENT, less accumulated depreciation
of $92,956 at June 30, 2006 and $131,163 at
December 31, 2005	67,546	106,952

OTHER ASSETS
Security deposits	23,714	20,695
Intangible assets, less accumulated amortization
of $1,060,581at June 30, 2006 and $1,539,621 at
December 31, 2005	4,182,461	5,053,421
Goodwill	3,615,393	3,615,393
Total other assets	7,821,568	8,689,509

TOTAL ASSETS	$8,227,168	$8,969,724

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$375,648	$313,932
Accrued compensation	335,276	462,658
Accrued expenses	389,658	376,874
Short-term notes payable	-	50,843
Other liabilities	12,068	29,425
Related party loans	4,021,686	2,434,733
Total current liabilities	5,134,336	3,668,465

LONG-TERM LIABILITIES
Stock settlement obligation	2,836,538	2,836,538
Total liabilities	7,970,874	6,505,003

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, no par value, 250,000,000 shares authorized,
2006: 193,506,760 shares issued and outstanding
2005: 189,006,760 shares issued and outstanding	16,428,550	16,307,050
Additional paid-in capital	3,503,681	3,503,681
Accumulated deficit	(19,703,682)	(17,380,535)
Accumulated other comprehensive income	27,745	34,525
Total stockholders' equity	256,294	2,464,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,227,168	$8,969,724

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(Restated)		(Restated)
REVENUE (Note 3)	$37,565	$167,988	$198,851	$319,853

COST OF REVENUE	22,623	58,461	67,818	102,299

GROSS PROFIT	14,942	109,527	131,033	217,554

OPERATING EXPENSES
Selling, general and administrative	275,289	234,152	701,159	509,938
Research and development	431,016	283,547	785,338	694,841
Impairment loss on intangible asset	-	-	585,000	-
Depreciation and amortization	117,811	189,474	306,028	377,726
Total Operating Expenses	824,116	707,173	2,377,525	1,582,505

OPERATING LOSS	(809,174)	(597,646)	(2,246,492)	(1,364,951)

OTHER INCOME (EXPENSES)
Interest expense	(46,269)	(17,321)	(84,508)	(22,514)
Loss on stock settlement obligation	-	-	-	(717,908)
Other, net	19,983	(28,802)	7,853	(44,317)

LOSS BEFORE INCOME TAXES	(835,460)	(643,769)	(2,323,147)	(2,149,690)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(835,460)	$(643,769)	$(2,323,147)	$(2,149,690)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	193,506,760	189,006,759	192,369,397	188,700,715

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

						Accumulated
			Additional		Other	Other
	Common	Stock	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Income	Total

Balance, December 31, 2005	189,006,760	$16,307,050	$3,503,681	($17,380,535)		$34,525	$2,464,721

Stock issued for services	4,500,000	121,500	-	-	-	-	121,500

Comprehensive loss:
Net loss	-	-	-	(2,323,147)	($2,323,147)		(2,323,147)
Foreign currency translation
adjustment	-	-	-	-	(6,780)	(6,780)	(6,780)

Comprehensive loss					($2,329,927)

Balance, June 30, 2006	193,506,760	$16,428,550	$3,503,681	$(19,703,682)		$27,745	$256,294

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months	Six Months
	ended	ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(2,323,147)	$(2,149,690)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	306,028	377,726
Impairment loss on intangible asset	585,000	-
Loss on disposition of fixed assets	18,330	-
Derivative loss	-	717,908
Charges for common stock issued for services	-	10,500
Interest expense accrued for stockholder loan	84,280	20,663
Net (increase) decrease in assets:
Accounts receivable	(1,642)	(2,658)
Inventory	6,382	(2,784)
Other assets	8,329	35,894
Net increase (decrease) in liabilities:
Accounts payable	61,716	(222,181)
Accrued compensation	(5,882)	(62,639)
Accrued expenses	12,784	(117,439)
Deferred revenue	(17,357)	(5,790)
Total adjustments	1,057,968	749,200
Net cash flows from operating activities	(1,265,179)	(1,400,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(3,942)	(37,766)
Proceeds from sale of furniture and equipment	6,547	-
Payment of security deposits	(2,731)	-
Net cash flows from investing activities	(126)	(37,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
pursuant to subscription agreements	-	200,000
Stock issuance costs	-	(30,373)
Proceeds from stockholder loans, net	1,502,673	1,254,392
Proceeds from notes payable	2,601	30,907
Payment of notes payable	(53,675)	(41,683)
Net cash flows from financing activities	1,451,599	1,413,243

Effect of exchange rate changes	(8,434)	30,428

Net change in cash	177,860	5,415
Cash balance, beginning of year	8,975	17,908
Cash balance, end of year	$186,835	$23,323

Supplemental disclosures of cash flow information:
Cash paid for interest	$228	$1,851

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in exchange for current liabilities	$121,500	$-

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006
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

Basis of presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for a full year.

The financial statements for the period ended June 30, 2006 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 for the Company as filed in the annual report on Form 10-KSB, which information is included herein by reference.

Liquidity and management plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at June 30, 2006. The Company is dependent on continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that the Company will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there is no firm commitment to invest in NNBP.

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
SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Impairment of long-lived assets and intangible assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If it is determined that the long-lived asset will be unable to recover its carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows of appraised values from management’s estimates, depending upon the nature or the assets. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. There were no impairment adjustments recorded in 2005. As described in Note 3, during the six months ended June 30, 2006, the Company’s Product Rights intangible asset was deemed fully impaired based on the Company terminating the marketing and sales of dietary supplements and therefore the asset is not expected to be recoverable from the use or eventual disposition of the asset.

Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

2. Related party transactions

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), has loaned NNBP approximately $4.0 million as of June 30, 2006. These loans bear interest at the rate of 5% per annum and are due on demand. Interest expense for the above loans for the three and six months ended June 30, 2006 was approximately $38,000 and $84,000, respectively.

3. Discontinuance of product line

During March 2006, the Company’s management established a plan for Nanobac to discontinue the sale of dietary supplements and the Company’s focus to be exclusively on the science that will ultimately lead to drug discovery and the development of diagnostic products. Effective March 30, 2006, the Company assigned these product rights to an entity owned by the primary stockholder for no compensation. As a result of the above decision, a charge to earnings of $585,000 for the impairment of the product rights intangible asset has been recognized in operating expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2006.

4. Abandonment of lease

During March 2006, the Company ceased occupying leased office space in Tampa, Florida. As a result of the early abandonment of this office lease, a charge to earnings of approximately $125,000 for the write-off leasehold improvements and the acceleration of lease payments associated with the abandoned lease has been recognized in operating expenses and other expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2006.

5. Subsequent events

Effective July 1, 2006, the Company and an employee amended the employee’s employment agreement to (a) delete a $175,000 signing bonus that was due to the employee on January 31, 2006 and (b) to grant the employee 3,500,000 fully vested stock options with an exercise price of $0.05 per common share. As of June 30, 2006, $175,000 is included in accrued expenses. The Company’s Board of Directors has not yet approved a Stock Option Plan for the above stock option grant.

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

Nanobac manufactures and markets In Vitro Diagnostic (IVD) kits and reagents for the detection of Calcifying Nano-Particles. IVD products include the NANOCAPTURE and NANO-SERO ELISA assays and the Nano-Vision line of antibodies and reagents. Nanobac's BioAnalytical Services works with biopharmaceutical partners to develop and apply methods for avoiding, detecting, and inactivating or eliminating CNPs from raw materials. Nanobac's drug discovery and development efforts are focused on developing new and existing compounds that effectively inhibit, destroy or neutralize CNPs.

Calcification is a significant feature in most diseases that are leading causes of death, including heart disease. Calcification is shown in numerous studies to block circulation, cause inflammation and cell disruption, and is a sign of various cancers. We have decided to have a sharpened focus on drug therapy based on findings by Nanobac scientists that certain drugs, when combined, are effective at halting the calcification process. Some of these drug combinations have not been tested in animals or humans. However, the Company has an advantage in that each of these drugs on its own has an FDA-approved record of being safe; therefore regulatory hurdles are significantly lower in every national jurisdiction.

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

Current Developments- Dr. Benedict S. Maniscalco, M.D. joined Nanobac as Director of Clinical Research, Medical Director and member of the Board of Directors on March 29, 2006. Dr. Maniscalco replaces Jan Egberts who resigned effective March 29, 2006.

During March 2006, we decided to terminate the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to CNPs, which we plan to lead to drug discovery and the development of diagnostic products for the detection and treatment of CNP related diseases. Furniture and equipment related to the dietary supplements’ business were sold at book value to an entity controlled by our Chief Executive Officer and largest shareholder.
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

Results of Operations
The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2006 and 2005. These comparisons of financial results are not necessarily indicative of future results.

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
Revenue	$37,565	$167,988	-78%	$198,851	$319,853	-38%
Cost of revenue	22,623	58,461	-61%	67,818	102,299	-34%

Gross Profit	14,942	109,527	-86%	131,033	217,554	-40%
Gross Profit percentage	40%	65%		66%	68%

Selling, general and admin	275,289	234,152	18%	701,159	509,938	37%
Research and development	431,016	283,547	52%	785,338	694,841	13%
Impairment Loss on Intangible asset	-	-	-%	585,000	-	-%
Depreciation and amortization	117,811	189,474	-38%	306,028	377,726	-19%

Operating loss	(809,174)	(597,646)	35%	(2,246,492)	(1,364,951)	65%

Other income (Expense)	(26,286)	(46,123)	-43%	(76,655)	(784,739)	-90%

Net loss	($835,460)	($643,769)	30%	($2,323,147)	($2,149,690)	-8%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three and six months ended June 30, 2006 and 2005 is summarized as follows:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005

Dietary Supplements	$2,202	$137,185	$122,495	$262,313
Observation Rights	6,000	0	12,000	0
Diagnostic Products	29,363	30,803	64,356	57,540

	$37,565	$167,988	$198,851	$319,853

During March 2006, we discontinued the sale of our dietary supplements. Accordingly, we had only an insignificant amount of revenue from the sale of remaining product inventory for the three months ended June 30, 2006. We expect no significant revenue from dietary supplements in future periods.

Revenue from observation rights is being recognized over the agreement’s 12-month term using the straight-line method.

Cost of Revenue

Cost of revenue consists of direct materials, testing services and shipping.

Gross Profit

As a percentage of revenue, our gross profit was between 65% to 70% of revenue when we were selling dietary supplements. Our diagnostic product line has historically generated a gross profit margin of 40% to 50%.

Selling, General and Administrative

Approximately two-thirds of selling, general and administrative (“SG&A”) expenses are comprised of payroll and professional fees. The majority of professional fees are related to patents and public company expenses for audit, legal and investor relations. Other significant SG&A expenses include facility rental and insurance.

SG&A increased to approximately $275,000 for the three months ended June 30, 2006 from approximately $234,000 for the three months ended June 30, 2005. This increase of $41,000 was attributable to $100,000 increase in professional fees connected with patents, consultants and accountants offset by a $70,000 decrease in payroll related costs and $17,000 decrease in other SG&A expenses. The higher professional fees and lower payroll reflect our shift to a research based company.

SG&A increased to $701,000 for the six months ended June 30, 2006 compared to $510,000 for the six months ended June 30, 2005. This increase is attributable to the abandoned lease described below offset by other net decreases in SG&A.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, General and Administrative (continued)

During March 2006, the Company ceased occupying leased office space in Tampa, Florida. As a result of the early abandonment of this office lease, a charge to earnings of approximately $106,000 for the acceleration of lease payments associated with the abandoned lease has been recognized in the accompanying financial statements for the six months ended June 30, 2006.

Research and Development

For the six months ended June 30, 2006 and 2005 research and development (“R&D) expenses consisted of the following types of expenses:

	Six Months ended June 30
	2006	2005
U.S. Payroll and medical directors	54%	61%
Finland payroll and laboratory	32%	29%
Research studies	9%	7%
Other	5%	3%
	100%	100%

For the three months ended June 30, 2006, R&D expenses increased to approximately $431,000 or by 70% compared to approximately $284,000 for the three months ended June 30, 2005. The increase was the result of greater payroll expenses and medical director costs as we have shifted our primary emphasis to R&D.

For the six months ended June 30, 2006, R&D expenses increased to approximately $785,000 or by 32% compared to approximately $694,000 for the six months ended June 30, 2005. The increase was the result of greater payroll expenses and medical director costs as we have shifted our primary emphasis to R&D. In addition, we incurred an additional $27,000 for research studies with outside laboratories.

With our renewed focus on R&D, we anticipate increasing R&D expenses during the next several months.

Impairment loss on intangible assets

During March 2006, we established a plan to discontinue the sale of dietary supplements. As a result of the above decision, the product rights’ intangible asset was deemed fully impaired and an impairment loss of $585,000 has been recognized during the six months ended June 30, 2006.

Depreciation and amortization

Over 95% of depreciation and amortization are related to the amortization of intangible assets (primarily patents) acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY. Amortization expense decreased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 as the amortization of product rights was eliminated due to the impairment of this intangible asset described above.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Loss

Our operating loss increased to approximately $809,000 for the three months ended June 30, 2006 compared to approximately $598,000 for the three months ended June 30, 2005. Approximately $95,000 of this increased loss was the result of the decrease in revenues from dietary supplements. In addition, R&D costs increased $177,000 due to our increased focus on research initiatives. These increases were partially offset by a decrease in amortization expense of $61,000.

Our operating loss increased to approximately $2.2 million for the six months ended June 30, 2006 compared to approximately $1.4 million for the six months ended June 30, 2005. The majority of the increase is attributable to the $106,000 charge for the abandonment of our Tampa lease and the $585,000 impairment loss for our product right’s intangible asset due to our termination of marketing and selling of dietary supplements. We also experienced an increase in R&D expense for this period.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2006 and 2005 is summarized as follows:
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest expense:
Stockholder loan	($46,257)	($16,768)	($84,280)	($20,663)
Other	(12)	(553)	($228)	(1,851)
Derivative loss	-	-	-	(717,908)
Loss on disposition of assets	-	-	(18,330)	-
Foreign exchange gain (loss)	17,236	(25,415)	24,238	(36,132)
Other, net	2,747	(3,387)	1,945	(8,185)

Total	($26,286)	($46,123)	($76,655)	($784,739)

The shares issued in connection with the 2005 and 2004 Subscription Agreement transactions are financial instruments with characteristics of both liabilities and equity and as such have been presented in the accompanying condensed consolidated balance sheets as a liability. Changes in the liability are recorded as charges to the condensed consolidated statement of operations as a loss on the stock settlement obligation for the six months ended June 30, 2005.

Loss on disposition of assets is attributable to leasehold improvements in connection with the abandonment of our lease.

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

Since August of 2004, the Company has received $1.4 million (net of $125,000 of expenses) from three unaffiliated investors and one affiliate for shares of the Company’s stock and an equal amount of warrants to acquire additional shares of the Company’s stock. The exact number of shares to be issued is dependent upon the average closing bid price of the Company’s stock on the five trading days immediately prior to the date on which a registration statement for these shares is declared effective. The purchase price of the shares is equal to the lesser of (1) $.12 or (2) 52% of the average closing price described above. An additional $1.5 million is to be received from these investors within five days of registering the common shares and warrants. A registration statement has not yet been declared effective for these shares and we do not know if and when a registration statement will be declared effective for these shares. Also there are no assurances that the SEC will declare a registration statement effective.

As of June 30, 2006, we had total assets of approximately $8.2 million of which only $338,000 were current assets. At June 30, 2006, we had total current liabilities of approximately $5.1 million and a working capital deficit of $4.8 million. $4.0 million of the $4.8 million working capital deficit is attributable to the related party loans from Affiliated Entities described above.

Net cash used in operations for the six months ended June 30, 2006 was approximately $1.3 million. The negative cash flow from operations reflects the $2.3 million net loss for the period offset by non-cash charges of $891,000 for depreciation, amortization and impairment loss plus $106,000 non-cash loss for the abandonment of a lease (included in accrued expenses).

Net cash used by investing activities for the three months ended June 30, 2006 included $4,000 for the purchase of fixed assets, $3,000 for a security deposit offset by $6,000 of proceeds from the sale of property and equipment to affiliated entities at book value.

Net cash provided by financing activities for the six months ended June 30, 2006 was $1.5 million, which is primarily attributable to increased stockholder loans.

As noted above, cash from stockholder loans and capital contributions financed our negative cash flow from operations. We are dependent on raising additional funding necessary to implement our business plan. Should we not be successful in raising cash from our CEO and other investors, we are unlikely to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Quantitative and Qualitative Disclosures About Market Risk

While most of our operations are conducted in the United States, we also operate a laboratory in Kuopio, Finland. We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our Finland operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. Since the functional currency of our Finland subsidiary is the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results.

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

Item 3: Controls and Procedures

Disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report, and, based on this evaluation, our Chief Executive Officer has concluded that these controls and procedures are effective.

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

Item 3: Controls and Procedures (continued)

Section 404 of the Sarbanes-Oxley Act of 2002

Section 404 of the Sarbanes-Oxley Act of 2002 requires our report on Form 10-KSB for 2007 to include a report of management on internal control over financial reporting. Internal control over financial reporting, as defined under these rules, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

On August 10, 2004, we were served with a civil action as filed in the Superior Court of Fulton County State of Georgia by Foltz Martin LLC and Openbook Learning Club, Inc. (“Foltz”). This suit alleges that the Company is liable for approximately $67,000 of liabilities plus approximately $11,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company owned 100% of HealthCentrics from December 2003 through March 2004 when HealthCentrics was sold by the Company to an affiliate. A judgment has been entered in Superior Court of Fulton County, State of Georgia , in favor of Foltz in this matter. We do not believe that the Company is liable for the obligations of HealthCentrics.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

From August 2004 through February 2005, we executed Subscription Agreements with three unaffiliated investors and one affiliated investor. These investors paid us 50% of the subscription price at execution and the remaining 50% is due within five days from the date that a registration statement is declared effective for the common shares that are being issued. In exchange for the cash consideration, we are to issue these investors shares of our common stock equal to the amount paid divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock for the five days immediately prior to the date on which a registration statement is declared effective (“The Fixed Price”). In addition, upon which a registration statement is declared effective, each of these investors will receive an equivalent number of warrants with expiration dates of five years from the date of issuance. One half of these warrants will be priced at 110% of the Fixed Price and the remainder will be priced at 150% of the Fixed Price. The minimum number of shares and warrants that will be issued under these Subscription Agreements (assuming a Fixed Price of $0.12 per share) is as follows:
	Number
	of Shares	Per Share	Proceeds
Common Stock:
Unaffiliated Investors	16,250,000	$0.12	$1,950,000
Affiliates	8,333,333	$0.12	$1,000,000
	24,583,333		$2,950,000

	Number	Exercise
	of Warrants	Price
Warrants:
Unaffiliated Investors	8,125,000	$0.13
Unaffiliated Investors	8,125,000	$0.18
Affiliates	4,166,667	$0.13
Affiliates	4,166,666	$0.18
	24,583,333

As of June 30, 2006, proceeds of $1,475,000 have been received and 12,297,667 unregistered shares had been issued under the above Subscription Agreements. The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.04 to $0.09 per share, three to six times as many shares and warrants would be issued as described above. Further, if the Fixed Price is less than $0.09 per share, we do not have sufficient authorized shares to issue the common stock and warrants required under the above subscription agreements. Our stockholders need to approve any increase in our authorized shares.

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

Dated: August 11, 2006	NANOBAC PHARMACEUTICALS, INCORPORATED

	By:	/s/ John D Stanton
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