Form 10QSB
period 2006-09-30
NANOBAC PHARMACEUTICALS INC
filed 2006-11-13
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
____________________

For the Quarter Period Ended
September 30, 2006
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

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of November 6, 2006 was 193,973,426.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED
BALANCE SHEETS

(UNAUDITED)

	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$110,710	$8,975
Account receivable	9,052	3,283
Inventory	112,108	117,280
Prepaid expenses	37,555	43,725
Total current assets	269,425	173,263

FURNITURE AND EQUIPMENT, less accumulated depreciation
of $96,236 at September 30, 2006 and $131,163 at December 31, 2005	66,322	106,952

OTHER ASSETS
Security deposits	74,168	20,695
Intangible assets, less accumulated amortization
of $1,169,811 at September 30, 2006 and $1,539,621 at December 31, 2005	4,073,231	5,053,421
Goodwill	3,615,393	3,615,393
Total other assets	7,762,792	8,689,509

TOTAL ASSETS	$8,098,539	$8,969,724

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$326,953	$313,932
Accrued compensation	211,065	462,658
Accrued expenses	368,379	376,874
Short-term notes payable	-	50,843
Other liabilities	9,068	29,425
Related party loans	4,674,493	2,434,733
Total current liabilities	5,589,958	3,668,465

LONG-TERM LIABILITIES
Stock settlement obligation	2,836,538	2,836,538
Total liabilities	8,426,496	6,505,003

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, no par value, 250,000,000 shares authorized,
2006: 193,973,426 shares issued and outstanding
2005: 189,006,760 shares issued and outstanding	16,484,550	16,307,050
Additional paid-in capital	3,669,231	3,503,681
Accumulated deficit	(20,490,865)	(17,380,535)
Accumulated other comprehensive income	9,127	34,525
Total stockholders' equity (deficit)	(327,957)	2,464,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,098,539	$8,969,724

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

REVENUE	$23,894	$130,394	$222,745	$450,247

COST OF REVENUE	11,286	47,085	79,104	149,384

GROSS PROFIT	12,608	83,309	143,641	300,863

OPERATING EXPENSES
Selling, general and administrative	273,813	278,199	974,972	888,716
Research and development	357,296	264,503	1,142,634	858,765
Impairment loss on intangible asset	-	-	585,000	-
Depreciation and amortization	117,860	189,462	423,888	567,188
Total Operating Expenses	748,969	732,164	3,126,494	2,314,669

OPERATING LOSS	(736,361)	(648,855)	(2,982,853)	(2,013,806)

OTHER INCOME (EXPENSES)
Interest expense	(52,847)	(20,866)	(137,355)	(43,380)
Loss on stock settlement obligation	-	-	-	(717,908)
Other, net	2,025	(4,192)	9,878	(48,509)

LOSS BEFORE INCOME TAXES	(787,183)	(673,913)	(3,110,330)	(2,823,603)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(787,183)	$(673,913)	$(3,110,330)	$(2,823,603)

LOSS PER COMMON SHARE
Basic and Diluted	$0.00	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	193,599,067	189,006,759	192,795,771	188,700,715

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

						Accumulated
			Additional		Other	Other
	Common	Stock	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Income	Total

Balance, December 31, 2005	189,006,760	$16,307,050	$3,503,681	($17,380,535)		$34,525	$2,464,721

Stock issued for services	466,666	56,000	-	-		-	56,000
Stock issued for conversion
of liabilities	4,500,000	121,500	-	-		-	121,500
Stock options issued for services	-	-	165,550	-		-	165,550

Comprehensive loss:
Net loss	-	-	-	(3,110,330)	($3,110,330)		(3,110,330)
Foreign currency translation
adjustment	-	-	-	-	(25,398)	(25,398)	(25,398)

Comprehensive loss					($3,135,728)

Balance, September 30, 2006	193,973,426	$16,484,550	$3,669,231	$(20,490,865)		$9,127	$(327,957)

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	ended	ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,110,330)	$(2,823,603)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	423,888	567,188
Impairment loss on intangible asset	585,000	-
Loss on disposition of fixed assets	18,330	-
Loss on stock settlement liability	-	717,908
Charges for common stock issued for services	56,000	10,500
Interest expense accrued for stockholder loan	137,087	41,048
Net (increase) decrease in assets:
Accounts receivable	(5,769)	(12,814)
Inventory	5,172	2,613
Other assets	6,170	21,758
Net increase (decrease) in liabilities:
Accounts payable	13,021	(155,143)
Accrued compensation	(14,943)	(35,046)
Accrued expenses	(8,495)	(111,798)
Deferred revenue	(20,357)	15,400
Total adjustments	1,195,104	1,061,614
Net cash flows from operating activities	(1,915,226)	(1,761,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(11,144)	(39,425)
Proceeds from sale of furniture and equipment	6,547	-
Payment of security deposit	(2,731)	-
Net cash flows from investing activities	(7,328)	(39,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
pursuant to subscription agreements	-	200,000
Stock issuance costs	-	(30,373)
Proceeds from stockholder loans	2,102,673	1,604,551
Proceeds from notes payable	2,601	12,581
Payment of notes payable	(53,675)	(23,378)
Net cash flows from financing activities	2,051,599	1,763,381

Effect of exchange rate changes	(27,310)	32,297

Net change in cash	101,735	(5,736)
Cash balance, beginning of year	8,975	17,908
Cash balance, end of year	$110,710	$12,172

Supplemental disclosures of cash flow information:
Cash paid for interest	$268	$2,332

Supplemental schedule of non-cash investing and financing activities:
Common stock and options issued in exchange for current liabilities	$287,050	$-

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for a full year.

The financial statements for the period ended September 30, 2006 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 for the Company as filed in the annual report on Form 10-KSB, which information is included herein by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at September 30, 2006. The Company is dependent on continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that the Company will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there is no firm commitment to invest in NNBP.

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
SEPTEMBER 30, 2006
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Stock Options

In January 2006, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payments” (“SFAS 123R”), replacing “Accounting for Stock-based Compensation” (“SFAS 123”), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no significant impact on the Company’s results of operations.

Impairment of Long-lived Assets and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If it is determined that the long-lived asset will be unable to recover its carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows of appraised values from management’s estimates, depending upon the nature or the assets. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. There were no impairment adjustments recorded in 2005. As described in Note 3, during the nine months ended September 30, 2006, the Company’s Product Rights intangible asset was deemed fully impaired based on the Company terminating the marketing and sales of dietary supplements and therefore the asset is not expected to be recoverable from the use or eventual disposition of the asset.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices (continued)

Recent accounting pronouncements (continued)

In February 2006, the FASB issued Statement of Financial Accounting Standards No.155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140” (“SFAS 155”), which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statements No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company has determined that the adoption of SFAS 155 will not have a significant impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157 “Fair Value Measurements” (SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, established a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of SFAS 157 on the consolidated financial statements.

2. Related Party Transactions

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), has loaned NNBP approximately $4.7 million as of September 30, 2006. These loans bear interest at the rate of 5% per annum and are due on demand. Interest expense for the above loans for the three and nine months ended September 30, 2006 was approximately $53,000 and $137,000, respectively.

3. Discontinuance of Product Line

During March 2006, the Company’s management established a plan for Nanobac to discontinue the sale of dietary supplements and the Company’s focus to be exclusively on the science that will ultimately lead to drug discovery and the development of diagnostic products. Effective March 30, 2006, the Company assigned these product rights to an entity owned by the primary stockholder for no compensation. As a result of the above decision, a charge to earnings of $585,000 for the impairment of the product rights intangible asset has been recognized in operating expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006.

4. Abandonment of Lease

During March 2006, the Company ceased occupying leased office space in Tampa, Florida. As a result of the early abandonment of this office lease, a charge to earnings of approximately $125,000 for the write-off leasehold improvements and the acceleration of lease payments associated with the abandoned lease has been recognized in operating expenses and other expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

5. Stockholders’ Equity

Effective July 1, 2006 the Company amended an employment agreement to settle a $175,000 bonus that was due to the employee since January 31, 2006 through the issuance of 3,500,000 stock options with an exercise price of $0.05 per common share, with immediate vesting. In accordance with SFAS No. 123(R), this grant was valued at approximately $166,000 using the Black-Scholes valuation model and assuming a risk-free interest rate of 5%, volatility of 100% and an expected term of 60 months. The Stock option grant was approved by a corporate officer who has been provided this authority by the Board of Directors. In addition, the employment agreement provides for additional compensation in the form of stock options on an annual basis valued at $225,000 plus bonus stock option grants of up to $80,000 in equivalent stock for completion of specific research functions and reports through December 31, 2006. At September 30, 2006, the Company did not have a formal stock option plan for the above stock option issuances.

In July 2006, the Company entered into an agreement with Wall Street Resources, Inc. (“Wall Street”) whereby Wall Street will provide the Company with written analytical coverage and reports and to advise and assist the Company in developing and implementing a business plan, strategy and objectives to present to the financial community. The agreement required the Company to issue 466,667 shares of common stock, valued at $56,000, and pay $15,000 cash to Wall Street upon the issuance of Wall Street’s initial report, which was dated September 12, 2006. The agreement remains in effect through March 11, 2007.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Nanobac Pharmaceuticals, Inc. and its subsidiaries (which may be referred to as “Nanobac”, “the Company”, “NNBP”, “we”, “us” or “our”) is a life science company dedicated to the discovery and developments of products and services to improve people's health through the detection and treatment of Calcifying Nanoparticles (“CNPs”), otherwise known as "nanobacteria". The Company's pioneering research is establishing the pathogenic role of nanobacteria in soft tissue calcification, particularly in coronary artery heart disease, prostatitis and vascular disease.

Nanobac’s drug discovery and development is focused on new and existing compounds that effectively inhibit, destroy or neutralize CNPs. Nanobac manufactures and markets In Vitro Diagnostic (IVD) kits and reagents for detecting calcifying nanoparticles. IVD products include assays, proprietary antibodies and reagents for uniquely recognizing CNPs. Nanobac's BioAnalytical Services works with biopharmaceutical partners to develop and apply methods for avoiding, detecting, and inactivating or eliminating CNPs from raw materials. Nanobac's drug discovery and development efforts are focused on developing new and existing compounds that effectively inhibit, destroy or neutralize CNPs.

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

•
Infection - The gold standard for proving that something is infectious is Koch's postulates. We intend to validate earlier findings on Koch's postulates with calcifying nanoparticles in laboratory animals, including testing whether the infection can be prevented or treated with a proprietary drug combination. In June 2006, a new study published by independent scientists in a peer reviewed journal demonstrated key elements of Koch’s postulates by showing that CNPs are implicated in formation of black pigment gallstones in an animal model. In August 2006, we announced that we entered into an agreement to validate this finding with the same scientists including Dr. LiMin Wang from Shantou University Medical College, Guangdong, China, who will be the Principle Investigator

•
Characterization - We have preliminary photographic and biochemical evidence that calcifying nanoparticles self-replicate in non-precipitating conditions, suggesting further that they have a self-sustaining mechanism and might be infectious. In a recent agreement with Fetzer Memorial Trust, we have begun experiments at our NASA laboratory in Houston to demonstrate this replication via time-lapse photography using award-winning CytoViva microscope technology capable of breaking through the 200 nanometer (nm) barrier for light microscopes. Our Scientific Director at NASA’s Johnson Space Center has recently taken preliminary photographs of CNPs at magnifications that we believe had not been previously achieved. We own the intellectual property arising from the above experiments.

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

Current Developments- During September 2006, we announced our agreement with Mayo Clinic to study whether calcifying nanoparticles, already found in atherosclerotic plaque, are infectious and contribute to the onset of heart diseases

We will continue optimizing our proprietary diagnostics, with a clear focus on developing effective therapies in cooperation with well-established partners including NASA, Mayo Clinic, Cleveland Clinic, and numerous other institutions. Once these experiments are completed, we will have a compelling and well-rounded scientific basis for the Company to move forward.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business (continued)

Patents - We have filed applications for a number of patents, have been granted patents, and await prosecution of pending application in the US and International Stages.

Patent		General Subject Matter	Expiration Date
US 5,135,851	U.S.	-Method for the culture and detection of nanobacteria also known as calcifying nanoparticles (issued in 1992)	August 11, 2010
US 6,706,290 PCT/EP1999/004555	U.S. & International Application (PCT)	-Methods for the eradication of Nanobacteria from articles and animals using various novel combinations of systems, chemicals, compounds, drugs, prodrugs, supplements, etc. (issued in 2004)	Jul 6, 2018
	U.S. & PCT Applications Filed	-Methods and Compositions (combinations) for treating diseases characterized by pathological calcification (Filed in 2004)
	U.S. & PCT Applications Filed	-Methods and combinations of compositions including Bisphosphonates, chelators, and citrates (Filed in 2004)
	U.S.	-Methods for the treatment of disease associated with calcification and/or plaque formation (Filed in 2004)
	U.S. & PCT Application Filed	-Detection of antibodies against compositions of conformationally changed proteins comprising calcium binding protein hydroxy apatite complexes and novel in vitro test methods (Filed in 2005)
	U.S. & PCT Applications filed	-Methods and compositions to detect calcifying nanoparticles including the identification and quantification of proteins thereon and correlation to diseases thereof (Filed in 2005)

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Patents (continued) - Trade secret protection for our unpatented confidential and proprietary information is important to us. To protect our trade secrets, we generally require our staff members, material consultants, scientific advisors, and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship, or the collaboration or licensing arrangement with us. However, others could either develop independently the same or similar information or obtain access to our information.

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005. These comparisons of financial results are not necessarily indicative of future results.

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
Revenue	$23,894	$130,394	-82%	$222,745	$450,247	-51%
Cost of revenue	11,286	47,085	-76%	79,104	149,384	-47%

Gross Profit	12,608	83,309	-85%	143,641	300,863	-52%
Gross Profit percentage	53%	64%		64%	67%

Selling, general and admin	273,813	278,199	-2%	974,972	888,716	10%
Research and development	357,296	264,503	35%	1,142,634	858,765	33%
Impairment loss	-	-		585,000	-
Depreciation and amortization	117,860	189,462	-38%	423,888	567,188	-25%

Operating loss	(736,361)	(648,855)	13%	(2,982,853)	(2,013,806)	48%

Other income (Expense)	(50,822)	(25,058)	103%	(127,477)	(809,797)	-84%

Net loss	($787,183)	($673,913)	17%	($3,110,330)	($2,823,603)	10%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three and nine months ended September 30, 2006 and 2005 is summarized as follows:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2006	2005	2006	2005

Dietary Supplements	$-	$101,338	$122,495	$363,652
Observation Rights	3,000	4,000	15,000	4,000
Diagnostic Products	20,894	25,056	85,250	82,595

	$23,894	$130,394	$222,745	$450,247

During March 2006, we terminated the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to CNPs, which we plan to lead to drug discovery and the development of diagnostic products for the detection and treatment of CNP related diseases. Accordingly, we had no revenue from dietary supplements for the three months ended September 30, 2006. We expect no revenue from dietary supplements in future periods.

Revenue from observation rights was recognized over the agreement’s 12-month term using the straight-line method. This term ended on August 31, 2006, accordingly, there will be no revenue from observation rights in future periods.

Cost of Revenue

Cost of revenue consists of direct materials, testing services and shipping.

Gross Profit

As a percentage of revenue, our gross profit (“gross margin”) was 65% to 70% of revenue when we were selling dietary supplements. Our diagnostic product line has historically generated a gross profit margin of 40% to 50%. During October 2006, we announced our agreement with American Health Associates Clinical Laboratories to serve as the exclusive U.S. provider of our proprietary blood diagnostic tests. We do not anticipate a material impact on our future gross margins as a result of this agreement.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, General and Administrative

Approximately 75% of selling, general and administrative (“SG&A”) expenses are comprised of payroll and professional fees. The majority of professional fees are related to patents and public company expenses for audit, legal and investor relations. Other significant SG&A expenses include facility rental and insurance.

SG&A decreased to $274,000 for the three months ended September 30, 2006 from $278,000 for the three months ended September 30, 2005. This decrease of $4,000 was attributable to a $135,000 increase in professional fees connected with patents, consultants and accountants offset by a $133,000 decrease in payroll related costs and $6,000 decrease in other SG&A expenses. The higher professional fees and lower payroll reflect our shift to a research based company.

SG&A increased to $975,000 for the nine months ended September 30, 2006 compared to $889,000 for the nine months ended September 30, 2005. This increase is attributable to the abandoned lease described below offset by other net decreases in SG&A.

During March 2006, the Company ceased occupying leased office space in Tampa, Florida. As a result of the early abandonment of this office lease, a charge to earnings of approximately $106,000 for the acceleration of lease payments associated with the abandoned lease has been recognized in the accompanying financial statements for the nine months ended September 30, 2006. An additional charge is included in other expense for the write-off of leasehold improvements.

Research and Development

For the nine months ended September 30, 2006 and 2005 research and development (“R&D) expenses consisted of the following types of expenses:

	Nine months ended September 30,
	2006	2005
U.S. Payroll and medical directors	52%	60%
Finland payroll and laboratory	33%	31%
Research studies	11%	6%
Other	4%	3%
	100%	100%

For the three months ended September 30, 2006, R&D expenses increased to $357,000 or by 35% compared to $265,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, R&D expenses increased to $1.1 million or by 33% compared to $859,000 for the nine months ended September 30, 2005. The increase was the result of greater payroll expenses and medical director costs as we have shifted our primary emphasis to R&D.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment loss on intangible assets

During March 2006, we established a plan to discontinue the sale of dietary supplements. As a result of the above decision, the product rights’ intangible asset was deemed fully impaired and an impairment loss of $585,000 has been recognized during the nine months ended September 30, 2006.

Depreciation and amortization

Over 95% of depreciation and amortization are related to the amortization of intangible assets (primarily patents) acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY. Amortization expense decreased for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 as the amortization of product rights was eliminated due to the impairment of this intangible asset described above.

Operating Loss

Our operating loss increased to $736,000 for the three months ended September 30, 2006 compared to $649,000 for the three months ended September 30, 2005. Approximately $45,000 of this increased loss was the result of the elimination of the dietary supplement business. In addition, R&D costs increased $93,000 due to our increased focus on research initiatives. These increases were partially offset by a decrease in amortization expense of $61,000.

Our operating loss increased to $3.0 million for the nine months ended September 30, 2006 compared to $2.0 million for the nine months ended September 30, 2005. The majority of the increase is attributable to the $106,000 charge for the abandonment of our Tampa lease and the $585,000 additional amortization expense for our product right’s intangible asset due to our termination of marketing and selling of dietary supplements. We also experienced an increase in R&D expense for this period.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2006 and 2005 is summarized as follows:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2006	2005	2006	2005
Interest expense:
Stockholder loan	($52,807)	($20,385)	($137,087)	($41,048)
Other	(40)	(481)	(268)	(2,332)
Loss on stock settlement obligation	-	-	-	(717,908)
Loss on disposition of assets	-	-	(18,330)	-
Foreign exchange gain (loss)	1,197	(2,107)	25,435	(38,239)
Other, net	828	(2,085)	2,773	(10,270)

Total	($50,822)	($25,058)	($127,477)	($809,797)

The shares issued in connection with the 2005 and 2004 Subscription Agreement transactions are financial instruments with characteristics of both liabilities and equity and as such have been presented in the accompanying consolidated balance sheets as a liability. Changes in the liability were recorded as charges to the statement of operations as a loss on the stock settlement obligation for the nine months ended September 30, 2005.

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

Since the United States Bankruptcy Court confirmed a plan of reorganization that allowed the Company to emerge from Chapter 11 during calendar 2002, the Company has financed its activities primarily through loans made by entities affiliated with our current Chief Executive Officer (referred to herein as “the CEO Affiliated Entities”). These loans were made as funding was needed and were extremely advantageous to the Company in that the amounts were funded as the Company needed financial infusions and allowed the Company to avoid the costs and distractions of attempting to raise these amounts from unrelated parties. It is unrealistic to believe that unrelated parties would have offered terms as generous as those obtained from the CEO Affiliated Entities, and it is also unlikely that any financing could have been obtained under any terms without the financing of the CEO Affiliated Entities. From time to time the CEO Affiliated Entities have agreed to allow a portion of the loan balances to be converted into shares of the Company’s common stock. There is no obligation on the part of the CEO Affiliated Entities to make additional loans to the Company. The CEO Affiliated Entities are also under no obligation to convert any portion of the loan balances owed to it into additional shares of the Company’s stock.

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

As of September 30, 2006, we had total assets of $8.1 million of which only $269,000 were current assets. At September 30, 2006, we had total current liabilities of $5.6 million and a working capital deficit of $5.3 million. $4.7 million of the $5.3 million working capital deficit is attributable to the related party loans from CEO Affiliated Entities described above.

Net cash used in operations for the nine months ended September 30, 2006 was $1.9 million. The negative cash flow from operations reflects the $3.1 million net loss for the period offset by non-cash charges of $1.0 million for depreciation, amortization and impairment loss.

Net cash used by investing activities for the three months ended September 30, 2006 included $11,000 for the purchase of fixed assets, $3,000 for a security deposit offset by $6,000 of proceeds from the sale of property and equipment to CEO Affiliated Entities at book value.

Net cash provided by financing activities for the three months ended September 30, 2006 was $2.1 million, which is attributable to stockholder loans.

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

In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market our products and services; competitive conditions within our industry may change adversely; we may be unable to retain existing key management and research personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures; (ii) obtaining new sources of external financing; (iii) successfully conducting experiments to support that CNPs are an infectious in accordance with Koch’s postulates and (iv) successfully implementing and protecting our intellectual property. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

The Company has not entered into any material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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
	24,583,333

As of September 30, 2006, proceeds of $1,475,000 have been received and 12,297,667 unregistered shares had been issued under the above Subscription Agreements. The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.04 to $0.09 per share, three to six times as many shares and warrants would be issued as described above. Further, if the Fixed Price is less than $0.09 per share, we do not have sufficient authorized shares to issue the common stock and warrants required under the above subscription agreements. Our stockholders need to approve any increase in our authorized shares.

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

Date: November 6, 2006	NANOBAC PHARMACEUTICALS, INCORPORATED

	By:	/s/ John D Stanton
John D Stanton
Chief Executive Officer

Nanobac Pharmaceuticals, Incorporated

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION	PAGE

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	27

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	28

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
	Chief Executive Officer	29

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
	Chief Financial Officer	30