Form 10KSB
period 2006-12-31
NANOBAC PHARMACEUTICALS INC
filed 2007-05-04
CIK 925894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2006

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

State issuer’s revenue for its most recent fiscal year: $225,086

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $7,630,575 as of May 1, 2007. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of May 1, 2007 there were 247,476,426 shares of the Registrant’s Common Stock outstanding.

Nanobac Pharmaceuticals, Incorporated

Form 10-KSB
For the Year Ended December 31, 2006

Table of Contents
				Page
Part I
	Item	1.	Business	3
	Item	2.	Properties	11
	Item	3.	Legal Proceedings	11
	Item	4.	Submission of Matters to a Vote of Security Holders	12
Part II
	Item	5.	Market for Registrant’s Common Stock and Related Stockholder
			Stockholder Matters	12
	Item	6.	Management’s Discussion and Analysis or Plan of Operations	15
	Item	7.	Financial Statements	29
	Item	8.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure	29
	Item	8A.	Controls and Procedures	29
Part III
	Item	9.	Directors, Executive Officers, Promoters and Control Persons	31
	Item	10.	Executive Compensation	34
	Item	11.	Security Ownership of Certain Beneficial Owners and
			Management and Related Stockholder Matters	36
	Item	12.	Certain Relationships and Related Transactions	37
	Item	13.	Exhibits	38
	Item	14.	Principal Accountant Fees and Services	43

PART I
Item 1.  Business

Nanobac Pharmaceuticals, Incorporated and its subsidiaries (which may be referred to as “Nanobac”, “the Company”, “NNBP”, “we”, “us”, or “our”) is a research-based bio-lifescience company formed in 1994 as a Florida corporation. The current business described below commenced in June 2003 with the acquisition of NanobacLabs Pharmaceuticals, Inc.

We are a life science company dedicated to the discovery and developments of products and services to improve people's health through the detection and treatment of Calcifying Nanoparticles (“CNPs”), otherwise known as "nanobacteria". The Company's pioneering research is establishing the pathogenic role of nanobacteria in soft tissue calcification, particularly in coronary artery heart disease, prostatitis and vascular disease.

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

Our plan is to focus on the following priorities over the next twelve months:

•
Therapy - We are entering into agreements to support the FDA PIND to test our proprietary drug combinations to treat stone-forming diseases, with a preliminary focus on prostatitis, which affects millions of men and currently is largely untreatable. We will also conduct tests with other stone forming diseases such as gallstones and kidney stones.

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

During September 2006, we announced our agreement with Mayo Clinic to study whether calcifying nanoparticles, already found in atherosclerotic plaque, are infectious and contribute to the onset of heart diseases

We will continue optimizing our proprietary diagnostics, with a clear focus on developing effective therapies in cooperation with well-established partners including NASA, Mayo Clinic, Cleveland Clinic, and numerous other institutions. Once these experiments are completed, we expect to have a compelling and well-rounded scientific basis for the Company to move forward.

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

To date, these collaborations have resulted in the publishing of over 86 articles, numerous abstracts and book chapters. Example publications since 1998 include articles in Science, Nature and Nature Medicine, Proceedings of the National Academy of Sciences, Lancet, Urology, New Scientist, Molecular Medicine, PDA Journal, Kidney International, Circulation, Journal of Pathophysiology, and American Society for Microbiology.

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

The general market for pharmaceuticals is also highly competitive and includes Fortune 500 pharmaceutical companies as well as small to medium sized pharmaceutical and dietary supplement companies.

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

In Vitro Diagnostics

The FDA regulates in vitro diagnostic kits and reagents. We intend to begin clinical studies to support an FDA filing for our assays. The timing of our clinical trials and FDA approval is dependent on future funding and preliminary research results. We received notification that our NANO-CAPTURE and NANO-SERO assays meet the criteria for CE Mark in Europe.

Environmental Matters

We have not been impacted financially or operationally by environmental laws.

Geographic

We will initially focus our drug discovery business in the United States. To date, over 90% of our revenue is from the United States. We may also develop markets in the European Union through the operations of our Finnish Subsidiary, Nanobac OY.

Employees

We have three employees in our corporate headquarters in Tampa, Florida, two employees at the NASA facility in Houston Texas and five employees in Finland.

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

Financial and other information about the Company is available on our website (http://www.nanobac.com). We make available on our website, through links to the SEC website, copies of our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.  Properties

The following table sets forth a description of our facilities:

Location	Square Feet (Approx)	Lease Expiration	Function
Tampa, Florida	1,700	December 2007	Headquarters for Nanobac

Tampa, Florida	4100	June 2007	Former Headquarters for Nanobac operations - space is currently vacant

Tampa, Florida	2,100	June 2010	Office space subleased to an unaffiliated entity

Koupio, Finland	1,500	3 months notice	Research and laboratory facility

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

During January 2007, the Company, along with the Company’s CEO and a Board of Director member was served with civil action in the Circuit Court of Cook County, Illinois by Nutmeg Group LLC, the sole unaffiliated holder of subscription agreements described in Note 10. The suit is seeking damages for alleged breaches of contract by the Company and the affiliates as a result of the alleged failure to deliver stock and warrants that were allegedly due to be delivered under certain subscription agreements between the parties. We have filed a motion to quash summons, contending there is no jurisdiction in Illinois for this matter. The amount of damages, if any, that will be payable under this legal action is currently unknown.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2006.

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

	High	Low
2005
First Quarter	$0.16	$0.11
Second Quarter	$0.13	$0.07
Third Quarter	$0.10	$0.07
Fourth Quarter	$0.08	$0.04

2006
First Quarter	$0.03	$0.06
Second Quarter	$0.04	$0.08
Third Quarter	$0.36	$0.05
Fourth Quarter	$0.35	$0.10

On May 1, 2007, the closing bid quote for the Common Shares was $0.07 per share, and there were approximately 250 holders of record of Common Shares. Our common shares are issued in registered form. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for our common shares.

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

 Changes in Securities

From August 2004 through February 2005, we executed Subscription Agreements with three unaffiliated investors and one affiliated investor. These investors paid us 50% of the subscription price at execution and the remaining 50% is due within five days from the date that a registration statement is declared effective for the common shares that are being issued. In exchange for the cash consideration, we are to issue these investors shares of our common stock equal to the amount paid divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock for the five days immediately prior to the date on which a registration statement is declared effective (“The Fixed Price”). In addition, each of these investors will receive an equivalent number of warrants with expiration dates of five years from the date of issuance. One half of these warrants will be priced at 110% of the Fixed Price and the remainder will be priced at 150% of the Fixed Price. During 2006, the CEO Affiliate acquired the rights and obligations under the above Stock Subscription Agreements from two of the three unaffiliated investors except for common stock previously issued to these investors and 2.7 million of the warrants. The minimum number of shares and warrants that will be issued under these Subscription Agreements (assuming a Fixed Price of $0.12 per share) is as follows:

	Number of Shares	Per Share	Proceeds
Common Stock, previously issued:
Unaffiliated Investors	8,125,000	$ 0.12	$975,000
Affiliates	4,166,667	$ 0.12	500,000
	12,291,667		$1,475,000

Common Stock, future issuances
Unaffiliated Investors	5,416,667	$ 0.12	$650,000
Affiliates	6,875,000	$ 0.12	825,000
	12,291,667		$1,475,000

Warrants:
Unaffiliated Investors	8,125,000	$ 0.13
Affiliates	4,166,667	$ 0.13
Unaffiliated Investors	5,416,667	$ 0.18
Affiliates	6,875,000	$ 0.18
	24,583,334

The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.04 to $0.09 per share, three to six times as many shares and warrants would be issued as described above. Further, we do not have sufficient authorized shares to issue the common stock and warrants required under the above subscription agreements. Our stockholders need to approve any increase in our authorized shares.

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

Changes in Securities (continued)

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchases

None

Selected Quarterly Financial Data

	Mar 31	Jun 30	Sep 30	Dec 31
2006 Quarter ended
Revenue	$161,286	$37,565	$23,894	$2,341
Gross profit	$116,091	$14,942	$12,608	$1,640
Net loss	($1,487,687)	($1,395,460)	($787,183)	($1,303,023)
Loss per share:
Basic and Diluted	($0.01)	$0.00	$0.00	($0.01)

2005 Quarter ended
Revenue	$151,865	$167,988	$130,394	$206,555
Gross profit	$108,027	$109,527	$83,309	$126,493
Net loss	($1,505,921)	($984,153)	($645,547)	($551,716)
Loss per share:
Basic and Diluted	($0.01)	($0.01)	$0.00	$0.00

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During calendar 2007, and for the foreseeable future, our primary focus is on the research of the role Nanobacteria plays in human diseases involving pathologic calcification deposits for the purpose of drug discovery and the development of diagnostic tests. Accordingly, during March 2006, we decided to terminate the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to Nanobacteria, which we plan to lead to drug discovery and the development of diagnostic products for the detection and treatment of Nanobacteria related diseases.

Results of Operation

The following table presents the percentage of period-over-period dollar change for the line selected items in our Consolidated Statements of Operations for the years ended December 31, 2006 and 2005.  These comparisons of financial results are not necessarily indicative of future results.

	Year ended December 31
	2006	2005	% Change	$ Change
Revenue	$225,086	$656,802	-66%	($431,716)
Cost of revenue	79,805	229,446	-65%	(149,641)

Gross Profit	145,281	427,356	-66%	(282,075)
Gross Profit percentage	65%	65%

Selling, general and administrative	1,838,740	1,311,501	40%	525,239
Research and development	1,994,797	1,193,611	67%	801,186
Impairment loss on intangible asset	585,000	0	NM	585,000
Depreciation and amortization	541,278	759,935	-29%	(218,657)

Operating loss	(4,814,534)	(2,837,691)	69%	(1,976,843)

Other income (Expense)	(158,819)	(849,646)	-81%	690,827

Net loss	($4,973,353)	($3,687,337)	35%	($1,286,016)

2006 Compared to 2005

Revenue

Revenue for the years ended December 31, 2006 and 2005 is summarized as follows:

	Year ended December 31
	2006	2005

Nanobac Supplement	$122,495	$498,413
Observation Rights	15,000	10,000
Diagnostic Products	87,591	148,389

	$225,086	$656,802

During March 2006, we discontinued the sale of our dietary supplements. Accordingly, we received no significant revenue from this product after March 2006 and anticipate no revenue from this product in the future.

Diagnostic product revenue decreased 41% from 2005 to 2006 primarily due to the termination of our United States diagnostic product sales in November 2006. In addition, in 2005, we had a one-time large diagnostic sale of approximately $25,000 in our Finland office.

Revenue from observation rights was recognized over the agreement’s 12-month term using the straight-line method. Based on our current operations, we anticipate less than $50,000 of revenue for the year ending December 31, 2007.

Cost of revenue

Cost of revenue consists of direct materials, testing services (for diagnostic products) and shipping. As a percentage of revenue, cost of revenue was 35% for the years ended December 31, 2006 and 2005. The overall cost of revenue decreased 66% from 2006 to 2005 due to a similar decrease in revenue.

Gross Profit

Gross profit as a percentage of revenue was 65%, for the years ended December 31, 2006 and 2005. The percentage profit remained the same for 2006 and 2005 as the product mix did not materially change.

Selling, General and Administrative (“SG&A”)

For 2006, 38% of SG&A expenses are comprised of payroll and professional fees. Expenses to operate as a public company (primarily professional fees and investor relations costs) comprise an additional 40% of the remaining SG&A expense. Other significant SG&A expenses include facility rental and insurance.

SG&A expenses increased approximately $527,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily due to an increase in rent expense of $71,000 associated with the early termination of our lease in Tampa, Florida, a $165,000 increase in patent and professional fees as we work to perfect our patent holdings and $631,000 of expenses incurred for two engagements of investor relations professionals. This increase was partially offset by a reduction in payroll expenses of approximately $400,000 as we eliminated payroll associated with the supplement business, reorganized our staff to provide a greater emphasis on R&D and outsourced some of our functions.

2006 Compared to 2005 (continued)

Research and Development (“R&D”)

For the year ended December 31, 2006 and 2005 R&D expenses consisted of the following types of expenses:
	Year ended December 31,
	2006	2005
U.S. Payroll and medical directors	58%	56%
Finland payroll and laboratory	26%	36%
Research studies	14%	4%
Other	2%	4%
	100%	100%

Expenses for research studies fluctuate from year to year as these expenses are dependent on specific initiatives and funding sources.

R&D expenses for the year ended December 31, 2006 increased $801,000 or 67% compared to the year ended December 31, 2005. This increase is summarized as follows:

Increase in utilization of outside medical directors	$386,000
Increase in R&D payroll	276,000
Increase in specific research studies	230,000
Decrease in Finland lab expenses and other	(91,000)
$801,000

Impairment loss on intangible assets

During March 2006, we established a plan to discontinue the sale of dietary supplements. As a result of the above decision, the product rights’ intangible asset was deemed fully impaired and an impairment loss of $585,000 has been recognized during the year ended December 31, 2006.

Depreciation and amortization

Approximately 93% of depreciation and amortization are related to the amortization of intangible assets acquired in the 2003 and 2004 acquisitions of NanobacLabs Pharmaceuticals, Inc. and Nanobac OY. Amortization expense decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005 as the amortization of product rights was eliminated due to the impairment of this intangible asset described above.

2006 Compared to 2005 (continued)

Operating loss

Our operating loss for the year ended December 31, 2006 was $4.8 million compared to $2.8 million for the year ended December 31, 2005. This increased loss primarily reflects the increased R&D costs of $801,000, increased SG&A expenses of $471,000 primarily related to investor relations, the impairment loss on intangible assets of $585,000, and a reduction in gross profit of $312,000 due to the discontinuance of supplement and diagnostic product sales in the United States. The loss was partially decreased due to the reduction of amortization expense of $219,000.

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

Other income (expense)

Other income for the years ended December 31, 2006 and 2005 is summarized as follows:

	Year ended December 31,
	2006	2005
Interest expense
Stockholder loan	$(198,999)	$(67,372)
Other	(268)	(3,513)
Loss on stock settlement obligation	0	(717,908)
Foreign exchange gain (loss)	54,915	(38,239)
Sublease of excess office space expense	(3,561)	(10,276)
Other, net	(10,906)	(12,338)

	$(158,819)	$(849,646)

Interest expense increased due to the higher average outstanding balance of related party loans in 2006 compared to 2005 as the Company continues to receive the majority of its funding from related parties.

The shares issued in connection with the 2005 and 2004 Subscription Agreement transactions have been presented in the accompanying consolidated balance sheets as a liability. Changes in the liability in 2005 are recorded as charges to the statement of operations as a loss on the stock settlement obligation.

Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on Intercompany advances between our U.S. subsidiary and our Finland subsidiary.

2006 Compared to 2005 (continued)

Liquidity and Capital Resources

As of December 31, 2006, we had total assets of $7.8 million of which only $127,000 were current assets. At December 31, 2006, we had total current liabilities of $6.3 million and a working capital deficit of $6.2 million.

Since the United States Bankruptcy Court confirmed a plan of reorganization that allowed the Company to emerge from Chapter 11 during calendar 2002, the Company has financed its activities primarily through loans made by entities affiliated with our current Chief Executive Officer (referred to herein as “the Affiliated Entities”) and the sale of common stock. The stockholder loans were made as funding was needed and were extremely advantageous to the Company in that the amounts were funded as the Company needed financial infusions and allowed the Company to avoid the costs and distractions of attempting to raise these amounts from unrelated parties. It is unrealistic to believe that unrelated parties would have offered terms as generous as those obtained from the Affiliated Entities, and it is also unlikely that any financing could have been obtained under any terms without the financing of the Affiliated Entities.

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

Net cash used in operations was $2.6 million for the year ended December 31, 2006. The negative cash flow from operations reflects the $4.9 million net loss for the year offset by the non-cash charges of $1.1 million for depreciation, amortization and impairment loss, $956,000 of expenses which were settled with the issuance of common stock and $199000 of non-cash charges for interest expenses accrued on the related party loan.

Net cash used by investing activities for the year ended December 31, 2006 was $15,000 for the purchase of fixed assets and a $3,000 security deposit.

Net cash provided by financing activities for the year ended December 31, 2006 was $2.7 million, which is attributable to the related party loans.

As noted above, cash from related party loans financed our negative cash flows from operations. We are dependent on raising additional funding necessary to implement our business plan. Should we not be successful in raising cash from our CEO and other investors, we are unlikely to continue as a going concern.

Recent Accounting Pronouncements

Critical Accounting Policies and Estimates

Valuation of goodwill and other intangibles:

Our intangible assets include goodwill patents and product rights all of which are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). As described below, goodwill is not amortized but is tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. Intangible assets with limited useful lives (patents and product rights) are amortized using the straight-line method over their estimated period of benefit. We obtain a valuation of all intangibles purchased in any acquisition.

Goodwill, with a carrying value of $3.6 million, is tested for impairment using a two step method. The first step is to compare the fair value of the reporting unit to which the goodwill relates (the Company’s enterprise value, or market capitalization) to its book value, including goodwill. If the fair value of the reporting unit is less than its books value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. There were no goodwill impairment adjustments recorded in 2006 or 2005.

The impairment test for the other intangible assets with limited useful lives is performed by comparing the carrying amount to the sum of the undiscounted expected future cash flows that relate to the respective asset. Impairment exists if the sum of the undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets. If that were to occur, we would record an impairment loss for any excess of the carrying value of the patents or product rights over the expected future discounted cash flows related to those assets. In that respect, we predominately use a discounted cash flow model derived from internal budgets in assessing fair values for our impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions and, when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. We did not recognize any impairment charges with respect to our patents in either 2006 or 2005 but did recognize a $585,000 impairment charge in 2006 for the total carrying value of product rights based upon the Company’s decision to terminate the marketing and sale of dietary supplements (the products to which the product rights relate).

Stock-based transactions:

In December 2004, the FASB issued SFAS No. 123R - Accounting for Share-Based Payments. This establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. The standard was effective commencing in 2006. There was no effect of adoption of this standard on the 2005 financial statement since there were no stock options granted or outstanding as of or during the year ended December 31, 2005.

We use the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. In applying the Black-Scholes option-pricing model during fiscal 2006, we assumed no dividend yield, risk-free interest rates ranging from 5.00% to 5.25%, expected option term of 5 years, and a volatility factor of 100%. Additionally, the Company uses the trading price of its common stock as the measure of the fair value of the Company’s stock in connection with valuation of stock grant awards.

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

Contractual obligations

At December 31, 2006, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

	Amount of Commitment
	Expired by year ending December 31,
	Other	Operating
	Liabilities	Leases	Total

Less than 1 year	$50,000	$134,618	$184,618
1 - 2 years	-	122,775	122,775
3 - 4 years	-	29,957	29,957

Total	$50,000	$287,350	$337,350

The Company’s contractual obligations excludes related party loans that have subsequently been converted to stockholders’ equity through the issuance of common stock.

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

Currency transaction gains or losses are incurred on our US Subsidiary’s intercompany advance to our Finland Subsidiary. We recognize a gain on the intercompany advance as the US Dollar weakens against the Euro and we recognize a loss when the US Dollar strengthens against the Euro. Our net currency gain for 2006 was $55,000.

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

Throughout 2006 and 2005, affiliates of our Chief Executive Officer have provided our capital needs through loans and capital contributions. While these affiliates continue to provide for the majority of our cash requirements, they are under no obligation to continue such financing and/or strategic guidance. In the event these affiliates should discontinue their support, we may have difficulty in continuing our operations. In such an event, stockholders could lose their investment in its entirety. Historically, these affiliates have provided capital to us on a demand debt basis after which they may convert debt into shares of our common stock. If, in the future we require additional capital, these affiliates may contribute some or all of our requirements. We anticipate that as a part of any such loan, these affiliates would have rights to convert into additional shares of our common stock. In such an event and to the degree of which we require these affiliates’ support, stockholders may experience dilution. At present, we do not maintain key man insurance for our CEO.

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

Since inception through December 31, 2006, we have incurred aggregate losses of $22.3 million. Our net loss for the year ended December 31, 2006 and 2005 was $4.9 million and $3.7 million, respectively. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, we anticipate incurring losses from operations over the next two years as we focus on research and development for eventual drug discovery and the development of diagnostic products. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

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

Risk Factors (continued)

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

Item 8(a).  Controls and Procedures

Disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that there are material weakness in our internal controls and procedures.

During the quarter ended June 30, 2006, we neglected to record the issuance of 8,000,000 shares of common stock and the resultant charge to operations of $560,000. To correct this material weakness, we have instituted procedures whereby we will reconcile our stock records to the transfer agenet records on a quarterly basis.

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

Item 8(a).  Controls and Procedures (continued)

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

In conducting our ongoing assessment of its internal control over financial reporting to prepare for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act, we have identified a lack of segregation of duties to be a potential material weakness in internal controls. Lack of segregation of duties is inherent to our company due to the small number of employees. Our assessment is still in process to determine if this situation is actually a material weakness or if there are any other material weaknesses. We have also identified our procedures for accounting for stock-based transactions as having a material weakness. To correct this material weakness, we have instituted procedures whereby we will reconcile our stock records to the transfer agent records on a quarterly basis.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation except for the material weakness and our corrective plan as described above.

PART III

Item 9.  Directors and Executive Officers of the registrant

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Stanton	Chief Executive and Financial Officer, and Chairman	58	November 2000
Alex Edwards	Director	42	March 2003 and January 2004
Dr. Benedict Maniscalco	Director	65	March 2006
Dr. Stephen Rechtschaffen	Director	57	January 2004

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates.  The Company notes that John Stanton, Alexander Edwards, Benedict Maniscalco and Gary Mezo have not filed any reports of ownership or changes in ownership pursuant to Section 16(a) filing requirements.

Audit Committee

We have not established a separate audit committee. Accordingly, the Board of Directors serves as the audit committee. The Chairman of the Board of Directors is also our CEO and is not considered an independent director. An audit committee financial expert has not been identified on the Board of Directors.

Code of Ethics

We have not adopted a Code of Ethics as of May 1, 2007. The Board of Directors is in the process of drafting a Code of Ethics specific to our Company.

Item 10.  Executive Compensation

Particulars of compensation awarded to, earned by or paid to:

(a)	our company's chief executive officer (the "CEO");

(b)	eachof our company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

(c)	any additional individuals for whom disclosure would have been provided under

(d)	but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year the Named Executive Officers are set out in the summary compensation table below.

		Annual Compensation		Other Annual	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Compensation (1)

John D. Stanton (2)	2006	$0	$0	$0	$0
Chairman of the Board and	2005	$0	$0	$0	$0
Chief Executive Officer and	2004	$0	$0	$0	$0
Chief Financial Officer

Alex Edwards (3)	2006	$23,660	$0	$0	$0
Board of Director member	2005	$6,123	$0	$0	$0
former Chief Executive Officer	2004	$228,536	$0	$5,000	$0

Benedict S Maniscalco (4)	2006	$0	$0	$113,462	$0
Director of Clinical Research
Board of Director member

1)
In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits is omitted, such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

2)
Mr. Stanton has served as the Chairman of the Board of Directors and Chief Financial Officer since March 2001 and served as Chief Executive Officer from March 2001 through January 2004 and July 2004 through present.

3)	Mr. Edwards commenced employment with Nanobac in March 2003 and was named Chief Executive Officer in January 2004. He relinquished the Chief Executive Officer role in July 2004.

4)	Dr. Maniscalco joined Nanobac’s Board of Directors in March 2006. He received consulting compensation in 2006 for his services as Director of Clinical Research.

Employment and Compensation Agreement

John Stanton - Mr. Stanton does not have an employment or similar agreement with Nanobac. To date, Mr. Stanton has received no salary or other compensation for the past three years.

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

Benedict Maniscalco - Dr. Maniscalco has a consulting agreement with Nanobac to perform services as Director of clinical Research under a non-employee consulting agreement.

Directors' Compensation

Nanobac’s directors receive non-monetary compensation for their director services. Each director is entitled to receive reimbursement of out-of-pocket expenses for attending Board of Director or committee meetings. Each independent Director is eligible to receive options to acquire 1,500,000 shares of Nanobac’s common stock. During January 2007, in lieu of issuance of stock options, the Board of Directors issued the following shares of common stock to members of the Board of Directors:

Pangea Ultima (an affiliate of John Stanton)	3,000,000
Alexander Edwards	3,000,000
Benedict Maniscalco	3,000,000
Stephan Rechtschaffen	3,000,000
12,000,000

The above stock was estimated to be worth $1.6 million on the date of issuance.

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

Stock Options

No stock options have ever been granted to any of the Named Executive Officers of Board of Director members.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders The following table sets forth, as of May 1, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Gary S. Mezo (3)	24,560,000	9.93%
11407 Minaret Drive
Tampa, FL 33626
John D. Stanton (4) (5) (6)	107,442,658	43.45%
Alexander Edwards III (5) (6)	12,166,667	4.92%
Benedict Maniscalco	4,566,925	1.85%
Stephan Rechtschaffen	3,000,000	1.21%
Directors and Executive Officers as a Group (Four persons)	127,176,250	51.43%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding includes 247,476,426 shares outstanding as May 1, 2007. Unless otherwise provided, the street address of each beneficial owner is c/o Nanobac Pharmaceuticals, Incorporated, 4730 N. Habana Avenue, Suite 205, Tampa, Florida 33614.

(2)	Nanobac has relied upon information reported by the respective stockholder to the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, as of May 1, 2007.

(3)	Includes 9,760,000 shares held by Mr. Mezo’s spouse, Nancy Schriewer, and 160,000 shares held by Nancy Schriewer’s father as to which he disclaims beneficial ownership.

(4)
Includes 82,442,658 shares held by the corporate entities of Escape Velocity of Tampa Bay, Inc., White Knight SST, Inc., Stone Enclosure, Inc., Wade Inc. of Tampa Bay, Denouement Strategies, Inc., Pagena Ultima, Inc., Vital Trust Business Development Corp., and Saint Anton Capital Corporation in which Mr. Stanton owns a controlling ownership.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Nanobac.

Item 12.  Certain Relationships and Related Transactions

Loans from Entity Affiliate with the Company’s Chief Executive Officer

Since emerging from bankruptcy in November 2002, Nanobac has financed its activities primarily from advances from affiliates of the Company’s CEO (“CEO Affiliates”). From time to time the CEO Affiliates have converted these loans into shares of Nanobac’s common stock with the most recent conversion in January 2007 when $4.6 million of the CEO Affiliate loans were converted to 30,000,000 shares of our common stock. As of May 1, 2007, $1.2 million is due to CEO Affiliates for the remaining cash loans to Nanobac. These loans bear interest at the rate of 5% per annum.

Subscription Agreement

During December 2004, the Company entered into a Subscription Agreement with a CEO Affiliate. Under the terms of the Subscription Agreement, the entity converted a $500,000 loan to equity. During 2006, the CEO Affiliate was assigned future stock subscription and warrant rights from two unaffiliated investors. In accordance with these subscription agreements, the Company is to receive additional cash of $825,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective (“Fixed Price”). In addition, the Subscription Agreement provided for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008.

As of May 1, 2007, the registration statement has not been declared effective and the Fixed Price has not been determined. Accordingly, the additional cash of $825,000 for common shares has not been received, no warrants have been issued and the number of shares to be issued under this subscription agreement has not been determined.

Item 13. Exhibits

(a) The following documents are filed as part of this report:

(1) Financial Statements

The following Financial Statements are included herein:

(b) Form 8-K

(1) Reports on Form 8-K filed during the quarter ended December 31, 2006:

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

10.1
First Amended Plan of Reorganization of American Enterprise.com Corp. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated December 10, 2002, and incorporated herein by reference)

10.2
Acquisition Agreement dated December 6, 2002, between American Enterprise Corporation and HealthCentrics, Inc. and its stockholders (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated December 13, 2002, and incorporated herein by reference)

10.4
Agreement and Plan of Reorganization dated June 1, 2003 between Nanobac Pharmaceuticals, Incorporated and NanobacLabs Pharmaceuticals, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

10.5
Share Purchase Agreement dated September 25, 2002 between NanobacLabs, L.L.C. and selected stockholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.6
Convertible Promissory Note Loans Purchase Agreement dated September 25, 2002 between NanobacLabs, L.L.C. and selected stockholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.7
Closing Agreement dated November 5, 2003 between NanobacLabs, L.L.C. and selected stockholders of Nanobac OY (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference)

10.9
Lease Agreement dated April 17, 2002 between NanobacLabs, L.L.C. and MLK-Tampa Associates, LLC regarding 5,593 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 850, Tampa, Florida and First Amendment to Lease dated September 1, 2002 between NanobacLabs, L.L.C. and MLK-Tampa Associates, LLC regarding 2,121 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 101, Tampa, Florida (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.10
Loan Agreement dated December 31, 2003 between Nanobac Pharmaceuticals, Incorporated and Escape Velocity, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003)

10.11
Employment by and between Nanobac Pharmaceuticals, Incorporated and Alex H. Edwards III dated January 26, 2004 (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003)

10.12
Sublease Agreement dated May 18, 2004 between NanobacLabs, L.L.C. and Tampa Bay Surgery Center Associates, Ltd regarding the sublease of 2,121 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 101, Tampa, Florida (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.13
Share Purchase Agreement dated March 30, 2004 between Nanobac Pharmaceuticals, Incorporated and Escape Velocity of Tampa Bay, Incorporated for the sale of HealthCentrics, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated March 30, 2004, and incorporated herein by reference)

10.14
Executive Employment Agreement between Nanobac Pharmaceuticals, Incorporated, and E. Olavi Kajander, MD, PhD, an individual dated January 15, 2004 (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated March 31, 2004, and incorporated herein by reference)

10.15
Executive Employment Agreement between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu, PhD, an individual dated March 31, 2004 (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated March 31, 2004, and incorporated herein by reference)

10.16
Nonreimbursable Space Act Agreement between The National Aeronautics and Space Administration Lyndon B. Johnson Space Center and Nanobac Pharmaceuticals, Incorporated (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated September 13, 2004 and incorporated herein by reference)

10.17
Debt Cancellation Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.18
Amendment to Executive Employment Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.19
Stock Purchase Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.20
Amendment to Executive Employment Agreement dated September 10, 2004 between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.21
Subscription Agreement, Registration Rights Agreement and Form of Warrant dated August 13, 2004 between Nanobac Pharmaceuticals, Incorporated and The Nutmeg Group, LLC (serves as form of agreement for similar subscription agreements)

10.22
Subscription Agreement, Registration Rights Agreement and Form of Warrant dated September 3, 2004 between Nanobac Pharmaceuticals, Incorporated and Jaytern Associates, Inc (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.23
Debt Cancellation Agreement dated September 20, 2004 between Nanobac Pharmaceutical, Incorporated and Escape Velocity, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.24
Debt Cancellation Agreement dated October 18, 2004 between Nanobac Pharmaceutical, Incorporated and Benedict Maniscalco (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.25
Debt Cancellation Agreement dated December 14, 2004 between Nanobac Pharmaceutical, Incorporated and MacFarlane Ferguson & McMullen (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.26
Second amendment to lease agreement between Nanobac Sciences, LLC and CNL Retirement MOP Tampa, Florida, LP regarding reduction of 5,593 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 850, Tampa, Florida to 4.053 square feet of office space (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2006 and incorporated herein by reference)

10.27	Agreement with Calgenex Corporation

10.28	Amendment to Executive Employment Agreement dated June 8, 2006 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander, MD, PhD, an individual.

10.29	Amendment to Executive Employment Agreement dated September 1, 2006 between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu, PhD, an individual.

21.1	List of Subsidiaries

23.1	Consent of Aidman, Piser & Company, P.A.

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Item 14.  Principal Accountant Fees and Services

The following summarizes the fees paid to Aidman, Piser & Company, P.A., Independent Auditors for the years ended December 31, 2006 and 2005:

	2006	2005

Audit	$114,000	$71,365
Audit related	-	$22,040
Tax	-	-
Other	-	-

Total	$114,000	$93,405

Audit-Related fees are attributable to (i) services performed in connection with SB-2 registration statement and (ii) services performed in connection with the SEC comment letter on our 2004 Form 10-KSB. Aidman, Piser & Company, P.A. did not perform any professional services with respect to information systems design and implementation for the years ended December 31, 2006 and 2005.

The Board of Directors has considered whether the Audit-Related services provided by Aidman, Piser & Company, P.A. are compatible with maintaining that firm’s independence.

From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Board of Directors has approved audit services provided by Aidman, Piser & Company, P.A. There were no such non-audit services in 2006 or 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 1, 2007.

Nanobac Pharmaceuticals, Incorporated

By:	/s/ John D. Stanton
John D. Stanton Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on May 1, 2007.

Signature	Title

/s/ John D. Stanton John D. Stanton	Chairman of the Board of Directors Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ Benedict S. Maniscalco Benedict S. Maniscalco, M.D.	Director, Director of Clinical Research and Medical Director

/s/ Alexander Edwards III Alexander Edwards III	Director

/s/ Stephan Rechtschaffen Stephan Rechtschaffen, M.D.	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nanobac Pharmaceuticals, Incorporated
and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Nanobac Pharmaceuticals, Incorporated and Subsidiaries (the “Company”), as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nanobac Pharmaceuticals, Incorporated and Subsidiaries, at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has working capital and net capital deficiencies and is dependent upon continued financing from stockholders and/or outside investors, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman Piser & Company, P.A.
May 3, 2007
Tampa, Florida

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$39,505
Accounts receivable	708
Inventory	66,352
Prepaid expenses	19,938
Total current assets	126,503

FURNITURE AND EQUIPMENT, less accumulated depreciation
of $105,534	60,321

OTHER ASSETS
Security deposits	58,503
Intangible assets, less accumulated amortization
of $1,279,041	3,964,001
Goodwill	3,615,393
Total other assets	7,637,897

TOTAL ASSETS	$7,824,721

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$408,665
Accrued compensation	87,385
Accrued expenses and other current liabilities	436,590
Related party loans, including $504,328 of accrued interest	5,367,205
Total current liabilities	6,299,845

LONG-TERM LIABILITIES
Stock settlement obligation:
Related party	961,538
Other	1,875,000
Total liabilities	9,136,383

COMMITMENTS AND CONTINGENCIES (notes 10, 11 and 12)	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value, 250,000,000 shares authorized,
205,473,426 shares issued and outstanding	17,260,050
Additional paid-in capital	3,803,031
Accumulated deficit	(22,353,888)
Accumulated other comprehensive loss	(20,855)
Total stockholders' deficit	(1,311,662)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,824,721

The accompanying notes are integral part of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	December 31, 2006	December 31, 2005

REVENUE	$225,086	$656,802

COST OF REVENUE, exclusive of
depreciation and amortization
shown below	79,805	229,446

GROSS PROFIT	145,281	427,356

OPERATING EXPENSES
Selling, general and administrative	1,838,740	1,311,501
Research and development	1,994,797	1,193,611
Impairment loss on intangible asset	585,000	-
Depreciation and amortization	541,278	759,935
Total Operating Expenses	4,959,815	3,265,047

OPERATING LOSS	(4,814,534)	(2,837,691)

OTHER INCOME (EXPENSES)
Interest expense, related party	(198,999)	(70,885)
Loss on stock settlement obligation	-	(717,908)
Other, net	40,180	(60,853)

LOSS BEFORE INCOME TAXES	(4,973,353)	(3,687,337)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,973,353)	$(3,687,337)

LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	199,425,481	190,625,664

The accompanying notes are integral part of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

						Accumulated
			Additional		Other	Other
	Common	Stock	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Income (Loss)	Loss	Total

Balance, January 1, 2005	187,240,093	$16,296,550	$3,539,328	$(13,693,198)		$(31,836)	$6,110,844

Stock issued for services	100,000	10,500	-	-	-	-	10,500

Sale of common stock pursuant
to subscription agreement	1,666,667	-	(35,647)	-	-	-	(35,647)

Comprehensive loss:
Net loss	-	-	-	(3,687,337)	($3,687,337)		(3,687,337)
Foreign currency translation
adjustment	-	-	-	-	66,361	66,361	66,361

Comprehensive loss					($3,620,976)

Balance, December 31, 2005	189,006,760	$16,307,050	$3,503,681	$(17,380,535)		$34,525	$2,464,721

Stock issued for services	8,466,666	616,000	-	-	-	-	616,000

Stock and stock options issued
for conversion of liabilities	4,500,000	162,000	250,000	-	-	-	412,000

Stock options issued for services	-	-	49,350	-	-	-	49,350

Exercise of stock options	3,500,000	175,000	-	-	-	-	175,000

Comprehensive loss:
Net loss	-	-	-	(4,973,353)	($4,973,353)		(4,973,353)
Foreign currency translation
adjustment	-	-	-	-	(55,380)	(55,380)	(55,380)

Comprehensive loss					($5,028,733)

Balance, December 31, 2006	205,473,426	$17,260,050	$3,803,031	$(22,353,888)		$(20,855)	$(1,311,662)
-			-	-		-	-

The accompanying notes are integral part of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended	Year ended
	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,973,353)	$(3,687,337)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	541,278	759,935
Impairment loss on intangible asset	585,000	-
Loss on disposition of fixed assets	18,330	1,855
Loss on settlement of stock obligation	-	717,908
Loss on stock issued for conversion of liabilities	40,500
Charges for common stock and options issued for services	665,350	10,500
Interest expense accrued for related party loan	198,999	67,372
Net (increase) decrease in assets:
Accounts receivable	2,575	112
Inventory	50,928	(46,709)
Other assets	39,660	26,551
Net increase (decrease) in liabilities:
Accounts payable	94,733	(331,559)
Accrued compensation	120,827	412,047
Accrued expenses	50,648	(308,987)
Deferred revenue	(20,357)	13,002
Total adjustments	2,388,471	1,322,027
Net cash flows from operating activities	(2,584,882)	(2,365,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(12,759)	(40,632)
Payment of security deposit	(2,731)	-
Net cash flows from investing activities	(15,490)	(40,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock
pursuant to subscription agreements	-	200,000
Stock issuance costs	-	(35,647)
Proceeds from stockholder loans	2,740,019	2,173,293
Proceeds from notes payable	2,601	11,842
Payment of notes payable	(53,675)	(23,378)
Net cash flows from financing activities	2,688,945	2,326,110

Effect of exchange rate changes	(58,043)	70,899

Net change in cash	30,530	(8,933)
Cash balance, beginning of year	8,975	17,908
Cash balance, end of year	$39,505	$8,975

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$3,513

Supplemental schedule of non-cash investing and financing activities:
Common stock and options issued in exchange for current liabilities	$412,000	$-
Options exercised for reduction in accrued compensation	$175,000	$-
Property and equipment exchanged for reduction in related party loans	$6,546	$-

The accompanying notes are integral part of these financial statements

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Liquidity and management plans

The accompanying consolidated financial statements have been prepared assuming that NNBP will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at December 31, 2006. The Company is dependent on the continued financing from outside investors including additional stockholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current stockholders. At this time, there are no firm commitments to invest in NNBP.

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
YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Patents     12 years
Product rights     5 years (fully impaired and written off in 2006)

Impairment of long-lived assets and intangible assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If it is determined that the long-lived asset will be unable to recover its carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values from management’s estimates, depending upon the nature or the assets.

Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to which the goodwill relates (the Company’s enterprise value) to its book value, including goodwill. If the fair value of the reporting unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. There were no goodwill impairment adjustments recorded in 2006 or 2005. As described in Note 7, during the year ended December 31, 2006, the Company’s Product Rights intangible asset was deemed fully impaired based on the Company terminating the marketing and sales of dietary supplements and therefore the asset is not expected to be recoverable from the use or eventual disposition of the asset.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

1. Nature of operations and summary of significant accounting policies (continued)

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

Loss per share

Loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents (options and warrants - see Note 9) is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of December 31, 2006 and 2005.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our Finland operations. Accumulated other comprehensive income (loss) has no applicable income tax.

Financial Instruments

The Company accounts, classifies and measures certain financial instruments with characteristics of both liabilities and equity in accordance with Financial Accounting Standards Board Statement No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). Pursuant to FAS 150, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception requires the issuer to classify the financial instrument as a liability. Further, the liability is to be measured initially and subsequently at the fair value that the financial instrument obligates the issuer to convey to the holder at the settlement date. The shares issued in connection with the 2005 and 2004 Subscription Agreement transactions discussed in Note 9 are stock settlement obligations and, as such, have been presented in the accompanying consolidated balance sheet as a liability and in the accompanying 2005 statement of operations as a loss on the stock settlement obligation.

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
YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management has determined that the impact on the Company’s financial statements is less than $10,000.

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

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2006, the Company has not determined the effect that the fair value option, if elected, will have on the consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements," which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The provisions of SAB 108 are effective for the Company's fiscal year ending September 30, 2007. The Company is in the process of evaluating the requirements of SAB 108 and has not yet determined the impact, if any, on its consolidated financial statements.

Stock Options

In January 2006, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R, “Share-based Payments” (“SFAS 123 R”), replacing “Accounting for Stock-based Compensation” (“SFAS 123”), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no significant impact on the Company’s results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Furniture and equipment

Furniture and equipment at December 31, 2006 is summarized as follows:

Computer equipment	$21,991
Computer software	17,982
Lab equipment	98,547
Office equipment	16,624
Furniture and fixtures	10,711
165,855
Accumulated Depreciation	(105,534)
$60,321

Depreciation expense for the years ended December 31, 2006 and 2005 was $36,858 and $53,015, respectively.

3. Goodwill and Other Intangible Assets

Goodwill relates to the 2003 acquisition of Nanobac Sciences, LLC (formerly known as NanobacLabs, LLC) and the 2004 acquisition of Nanobac OY.

Other intangible assets as of December 31, 2006 are summarized as follows:

Patents	$5,243,042
Less accumulated amortization	(1,279,041)
$3,964,001

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

Amortization expense for the years ended December 31, 2006 and 2005 was $504,420 and $706,920, respectively. Expected future amortization is summarized as follows:

Year ending December 31,
2007	$436,920
2008	436,920
2009	436,920
2010	436,920
2011	436,920
Thereafter	1,779,401

$3,964,001

Recoverability of the Company’s intangibles is dependent upon the successful development and commercialization of its technologies related to nanobacteria. While management believes there is a significant market for products to which these technologies can be applied, substantial additional financing will be required in order to successfully develop the technology. Should required funding not be available at acceptable terms, if at all, then future impairment charges may result with regard to the Company’s intangible assets.

4. Geographic Information

The Company operates in a single business segment. Geographic information is summarized as follows:

	Year ended December 31,
	2006	2005
Revenue
United States	$204,272	$608,445
Finland	20,814	48,357

	$225,086	$656,802
Assets
United States	$7,500,543
Finland	324,178

	$7,824,721

The geographic classification of revenue was based upon the domicile of the entity from which the revenue was earned.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

5. Income taxes

There was no current or deferred provision or benefit for income taxes for the years ended December 31, 2006 and 2005. The components of deferred tax asset as of December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax asset:	$5,910,000	$4,333,000
Net operating loss carryforwards	413,000	242,000
Accrued expenses
Valuation allowance	(6,323,000)	(4,575,000)

Deferred tax asset net of valuation allowance	$-	$-

As of December 31, 2006, the Company had approximately $15 million of net operating loss carryforwards which expire between 2016 and 2026.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 34% to the loss before income taxes:

	2006	2005

Statutory tax benefit	$1,721,000	$2,981,000
State taxes, net of federal benefit	224,000	335,000
Nondeductible expense for common
stock issued for services		(999,000)
Amortization of intangible assets	(197,000)	(261,000)
-
Discontinued operations	-	305,000
Nontaxable derivative loss	-	(251,000)
Increase in valuation allowance	(1,748,000)	(2,116,000)
Other, net	-	6,000

	$0	$0

Changes in the valuation allowance during the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Valuation allowance, beginning of year	$4,575,000	$2,459,000

Increase from continuing operations	$1,748,000	2,116,000
Valuation allowance, end of year	$6,323,000	$4,575,000

As a result of the implementation of FIN 48, the Company expects to recognize a $6,000 decrease in the deferred tax asset related to net operating loss. As this loss was wholly offset by the Company’s valuation adjustment, no impact is anticipated on retained earnings as of January 1, 2007 from the adoption of this standard.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

6. Related party transactions

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), has loaned NNBP approximately $5.4 million as of December 31, 2006. This loan bears interest at 5% and is due on demand. Interest expense for the above loan for the years ended December 31, 2006 and 2005 was approximately $200,000 and $67,000, respectively.

See Note 9 regarding related party subscriptions agreement and stock settlement liability.

7. Discontinuance of product line

During March 2006, the Company’s management established a plan for Nanobac to discontinue the sale of dietary supplements and the Company’s focus to be exclusively on the science that is expected to ultimately lead to drug discovery and the development of diagnostic products. Effective March 30, 2006, the Company assigned the dietary supplement product rights to an entity owned by the primary stockholder for no compensation. As a result of the above decision, a charge to earnings of $585,000 for the impairment of the product rights intangible asset (the net book value of the then unamortized product rights) has been recognized in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2006. No other assets or liabilities were conveyed in connection with this transaction.

8. Abandonment of lease

During March 2006, the Company ceased occupying leased office space in Tampa, Florida. As a result of the early abandonment of this office lease, a charge to earnings of approximately $125,000 for the write-off of leasehold improvements and the acceleration of lease payments associated with the abandoned lease has been recognized in operating expenses and other expenses in the accompanying condensed consolidated statement of operations for the year ended December 31, 2006.

9. Stockholders' equity

Preferred stock

The holder(s) of preferred shares are entitled to receive non-cumulative dividends not to exceed $.10 per share when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding down of the company, either voluntary or involuntary, the holder(s) of each preferred share shall be entitled to be paid on an amount equal to $4.00 per share. In the event that the Company authorizes the redemption of all or any preferred shares, the redemption price shall be $4.30 per share. The preferred shares are convertible at any time into common at the ratio of 44.11 common shares to one preferred share. Holders of preferred shares have a right to cast eight votes per preferred share and the right to elect 50% of the authorized members of the board of directors. As of and for the years ended December 31, 2006 and 2005, there were no preferred shares issued or outstanding.

Common stock, preferred stock and warrant issuances

From August 2004 through February 2005, the Company entered into Subscription Agreements with three unaffiliated investors. Under the terms of the Subscription Agreements, the Company received cash of $852,500 (net of $122,500 of expenses) through December 31, 2005. The Company is to receive additional cash of approximately $800,000 (net of expenses) within five

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

9. Stockholders' equity (continued)

days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective (“Fixed Price”). In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company had agreed to use its best efforts to promptly register the common shares and warrants.

During December 2004, the Company entered into a Subscription Agreement with an affiliate of the Company’s Chief Executive Officer (“CEO Affiliate”). Under the terms of the Subscription Agreement, the Company received cash of $500,000 during the year ended December 31, 2004. The Company is to receive additional cash of $500,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. All other terms of the Subscription Agreement are substantially the same as the Subscription Agreements to the unaffiliated investors described in the preceding paragraph.

As a result of the above Subscription Agreements, at December 31, 2006, the Company has issued 12,291,667 shares of common shares, which represents the minimum number of shares to be issued under the Subscription Agreements in exchange for cash received through December 31, 2006. If the price of the Company’s stock is less than $0.23 per share when the Company’s registration statement is declared effective, the Company will be required to issue additional shares under the above Subscription Agreements equal to a price of 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective. As of December 31, 2006, the registration statement had not been declared effective.

The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on NNBP’s closing bid price when a registration statement is declared effective. As a result, the $1,500,000 of cash received under the Subscription Agreements through December 31, 2006 is included in Stock Settlement Liability. In addition, the Company measured the value of the variable number of shares to be issued under the Subscription Agreements at the fair value that the financial instrument obligates the Company to convey to the holder at the settlement date. As a result of this measurement, an additional $1,336,538 million is included in Stock Settlement Liability at December 31, 2006 (of which approximately $718,000 relates to the year ended December 31, 2005) $961,538 of this liability is due to the CEO Affiliate at December 31, 2006 and the balance is due to the unaffiliated investors.

In May 2006, the Company entered into an agreement with Redwood Consultants, LLC (“Redwood”) whereby Redwood provided the Company with investor communications and public relations services. Under the terms of the agreement, the Company issued 8,000,000 shares of the Company’s common stock valued at $560,000, which was recorded as a charge in the statement of operations during the year ended December 31, 2006 as the issuance was not revocable by the Company. The agreement remains in effect through May 8, 2007.

In July 2006, the Company entered into an agreement with Wall Street Resources, Inc. (“Wall Street”) whereby Wall Street provided the Company with written analytical coverage and reports and advised and assisted the Company in developing and implementing a business plan, strategy

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

9 Stockholders' equity (continued)

and objectives to present to the financial community. The agreement requires the Company to issue 466,666 shares of the Company’s common stock valued at $56,000 and pay $15,000 cash to Wall Street upon the issuance of Wall Street’s initial report, which was dated September 12, 2006. The agreement expired March 11, 2007.

Stock Options

Effective July 2006 and November 2006, the Company amended the employment agreements for two employees to settle $225,000 of bonuses that were due to these employees through the issuance of 4,250,000 stock options with an exercise price of $0.05 per common share, with immediate vesting. 3,500,000 of these stock options were exercised in December 2006. No proceeds were received by the Company for the exercise price as the Company granted additional compensation to the option holder equal to the exercise price. In accordance with SFAS No. 123(R), these grants were valued at approximately $300,000 using the Black-Scholes valuation model and assuming a risk-free interest rate of 5.00% and 5.25%, volatility of 100% and an expected term of 60 months. The stock option grants were approved by a corporate officer who has been provided this authority by the Board of Directors. At December 31, 2006, the Company did not have a formal stock option plan for the above stock option issuances. The following table summarizes stock option activity for the year ended December 31, 2006:

Outstanding at December 31, 2005	-

Granted	4,250,000
Exercised	(3,500,000)

Outstanding at December 31, 2006	750,000

The following table summarizes information about stock options outstanding at December 31, 2006:

		Weighted average
	Number	remaining	Number	Intrinsic
Exercise price	outstanding	contractual life	exercisable	value

$ 0.05	750,000	9.7	750,000	$52,500

No stock options were outstanding for the year ended December 31, 2005.

Warrants

As of December 31, 2006, 5,000,000 warrants were outstanding and exercisable with an exercise price of $.005 per common share and an expiration date of August 31, 2009.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

10. Commitments

The Company leases administrative and laboratory facilities and office equipment under cancelable and non-cancelable operating leases that expire through June 2010. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2006:

Year ending December 31,
2007	134,618
2008	63,485
2009	59,290
2010	29,957
$287,350

Rent expense on operating leases for the years ended December 31, 2006 and 2005 was approximately $183,000 and $186,000, respectively.

The Company has entered into employment agreements with two employees which expire in 2009. One of these employment agreements requires the issuance of $225,000 of equity based compensation on an annual basis in addition to base compensation.

11 Contingencies

On August 10, 2004, the Company was served with a civil action as filed in the Superior Court of Fulton County State of Georgia by Foltz Martin LLC and Openbook Learning Club, Inc. (“Foltz”). This suit alleges that the Company is liable for approximately $67,000 of liabilities plus approximately $11,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company owned 100% of HealthCentrics from December 2003 through March 2004 when HealthCentrics was sold by the Company to an affiliate. A judgment was awarded to Foltz in 2006. A $79,000 liability has been included in the accompanying balance sheet for this matter.

On January 19, 2006, the Company was served with a civil action as filed in the Superior Court of Fulton County State of Georgia by EliteCorp Atlanta, LLC (“EliteCorp”). This suit alleges that the Company is liable for approximately $318,000 of liabilities plus approximately $110,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company responded to this action on February 17, 2006 and denied virtually all the allegations of EliteCorp. The Company’s management believes that Nanobac is not responsible for the liabilities of HealthCentrics and that the Company will ultimately prevail in this legal action. No liability has been included in the accompanying balance sheet for this matter.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

12 Subsequent Events

On January 29, 2007, the Company issued 12,000,000 shares of the Company’s common stock valued at $1.6 million to the individual members of the Board of Directors for services. On January 29, 2007, 30,000,000 shares with a value of $4.7 million were issued to an affiliate of the Company’s CEO in exchange for the reduction of the related party loans of $4.7 million. This conversion will be treated as a capital transaction.

During January 2007, the Company, along with the Company’s CEO and a Board of Director member was served with civil action in the Circuit Court of Cook County, Illinois by Nutmeg Group LLC, the sole unaffiliated holder of subscription agreements described in Note 9. The suit is seeking damages for alleged breaches of contract by the Company and the affiliates as a result of the alleged failure to deliver stock and warrants that were allegedly due to be delivered under certain subscription agreements between the parties. The Company has filed a motion to quash summons, contending there is no jurisdiction in Illinois for this matter. The amount of damages, if any, that will be payable under this legal action is currently unknown and, as such, no liability has been recorded in the financial statements.

During January 2007, the CEO Affiliate agreed to acquire the rights and obligations under the Stock Subscription Agreements (see Note 9) from two of the three unaffiliated investors except for common stock previously issued to these investors and 2.7 million of the warrants. As of May 3, 2007, this transaction has not closed.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

13 Quarterly Data (unaudited)

	Mar 31	Jun 30	Sep 30	Dec 31
2006 Quarter ended
Revenue	$161,286	$37,565	$23,894	$2,341
Gross profit	$116,091	$14,942	$12,608	$1,640
Net loss	$(1,487,687)	$(1,395,460)	$(787,183)	$(1,303,023)
Loss per share:
Basic and Diluted	($0.01)	$0.00	$0.00	($0.01)

2005 Quarter ended
Revenue	$151,865	$167,988	$130,394	$206,555
Gross profit	$108,027	$109,527	$83,309	$126,493
Net loss	$(1,505,921)	$(984,153)	$(645,547)	$(551,716)
Loss per share:
Basic and Diluted	($0.01)	($0.01)	$0.00	$0.00

Reconciliation of 2006 Quarterly Data to Forms 10-QSB as filed

	Mar 31	Jun 30	Sep 30
Net loss
Net loss as reported on Form 10Q	$(1,487,687)	$(835,460)	$(787,183)
Common stock issued for
investor relation services		(560,000)

Net loss per above	$(1,487,687)	$(1,395,460)	$(787,183)

During May 2006, the Company issued 8,000,000 shares to an outside consultant valued at $560,000. This transaction was not reported on Form 10-QSB for the six months ended June 30, 2006. The Company has revised its procedures to request all stock transactions from the transfer agent prior to releasing future filings.