Form 10QSB
period 2007-03-31
NANOBAC PHARMACEUTICALS INC
filed 2007-05-21
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
____________________

For the Quarter Period Ended
March 31, 2007
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

Yes ☐ No ☒

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of May 11, 2007 was 247,473,426.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited)
	and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three
	months ended March 31, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders'
	Equity for the three months ended March 31, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three
	months ended March 31, 2007 and 2006 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3:	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	23

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3:	Defaults Upon Senior Securities	25

Item 4:	Submission of Matters to a Vote of Security Holders	25

Item 5:	Other Information	25

Item 6:	Exhibits	25

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$6,231	$39,505
Account receivable	164	708
Inventory	67,060	66,352
Prepaid expenses	25,095	19,938
Total current assets	98,550	126,503

FURNITURE AND EQUIPMENT, less accumulated depreciation
of $110,963 at March 31, 2007 and $105,534 at
December 31, 2006	51,426	60,321

OTHER ASSETS
Security deposits	8,160	58,503
Intangible assets, less accumulated amortization
of $1,388,271at March 31, 2007 and $1,279,041 at
December 31, 2006	3,854,771	3,964,001
Goodwill	3,615,393	3,615,393
Total other assets	7,478,324	7,637,897

TOTAL ASSETS	$7,628,300	$7,824,721

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$647,661	$408,665
Accrued compensation	339,969	87,385
Accrued expenses	509,246	436,590
Related party loans	3,310,436	5,367,205
Derivative liability	329,500	-
Total current liabilities	5,136,812	6,299,845

LONG-TERM LIABILITIES
Stock settlement obligation:
Related party	961,538	961,538
Other	1,875,000	1,875,000
Total liabilities	7,973,350	9,136,383

CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, no par value, 250,000,000 shares authorized,
2007: 247,473,726 shares issued and outstanding
2006: 205,473,726 shares issued and outstanding	22,720,050	17,260,050
Additional paid-in capital	3,174,031	3,803,031
Accumulated deficit	(26,210,606)	(22,353,888)
Accumulated other comprehensive loss	(28,525)	(20,855)
Total stockholders' deficit	(345,050)	(1,311,662)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,628,300	$7,824,721

The accompanying notes are an integral part of these condensed consolidated financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2007	March 31, 2006

REVENUE	$5,012	$161,286

COST OF REVENUE	4,260	45,195

GROSS PROFIT	752	116,091

OPERATING EXPENSES
Selling, general and administrative	2,062,665	425,870
including $1,560,000 related
party stock based compensation
in 2007
Research and development	378,975	354,322
Impairment loss on intangible asset	-	585,000
Depreciation and amortization	116,646	188,217
Total Operating Expenses	2,558,286	1,553,409

OPERATING LOSS	(2,557,534)	(1,437,318)

OTHER INCOME (EXPENSES)
Interest expense	(46,230)	(38,239)
Derivative gain	299,500	-
Loss on related party debt extinguishment	(1,560,000)	-
Other, net	7,546	(12,130)

LOSS BEFORE INCOME TAXES	(3,856,718)	(1,487,687)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,856,718)	$(1,487,687)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	233,165,733	191,232,034

The accompanying notes are an integral part of these condensed consolidated financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

						Accumulated
			Additional		Other	Other
	Common	Stock	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Loss	Total

Balance, December 31, 2006	205,473,726	$17,260,050	$3,803,031	($22,353,888)	-	($20,855)	($1,311,662)

Stock issued for services	12,000,000	1,560,000	-	-	-	-	1,560,000

Stock issued for extinguishment
of related party loans	30,000,000	3,900,000	-	-	-	-	3,900,000

Reclassifaction of equity to
derivative liability	-	-	(629,000)	-	-	-	(629,000)

Comprehensive loss:
Net loss	-	-	-	(3,856,718)	($3,856,718)	-	(3,856,718)
Foreign currency translation
adjustment	-	-	-	-	(7,670)	(7,670)	(7,670)

Comprehensive loss					($3,864,388)

Balance, March 31, 2007	247,473,726	$22,720,050	$3,174,031	$(26,210,606)		$(28,525)	$(345,050)

The accompanying notes are an integral part of these condensed consolidated financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,856,718)	$(1,487,687)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	116,646	188,217
Impairment loss on intangible asset	-	585,000
Loss on disposition of furniture and equipment	-	18,330
Derivative gain	(299,500)	-
Charges for common stock issued for services	1,560,000	-
Loss on related party debt extinguishment	1,560,000	-
Interest expense accrued for stockholder loan	45,442	38,023
Net (increase) decrease in assets:
Accounts receivable	544	(9,714)
Inventory	(708)	8,089
Other assets	(5,157)	3,171
Net increase (decrease) in liabilities:
Accounts payable	238,996	(41,691)
Accrued compensation	252,584	50,582
Accrued expenses	72,656	110,957
Deferred revenue	-	(8,304)
Total adjustments	3,541,503	942,660
Net cash flows from operating activities	(315,215)	(545,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(1,532)	(3,825)
Proceeds from sale of furniture and equipment	3,221	6,547
Refund (payment) of security deposits	50,400	(2,731)
Net cash flows from investing activities	52,089	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	237,789	1,204,218
Proceeds from notes payable	-	2,601
Payment of notes payable	-	(39,000)
Net cash flows from financing activities	237,789	1,167,819

Effect of exchange rate changes	(7,937)	(5,753)

Net change in cash	(33,274)	617,030
Cash balance, beginning of period	39,505	8,975
Cash balance, end of period	$6,231	$626,005

Supplemental disclosures of cash flow information:
Cash paid for interest	$788	$216

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in exchange for current liabilities	$2,340,000	$121,500
Reclassifaction of equity to derivative liability	$629,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices

Nature of business

Nanobac Pharmaceuticals, Incorporated and subsidiaries, ("Nanobac”, the "Company", "NNBP", “we”, “us”, or “our”) trades under the symbol "NNBP."

Nanobac’s primary business is the study and development of therapeutic and diagnostic technologies related to nanobacterium sanguineum (“Nanobacteria”). Nanobacteria are believed to be small, slowly growing Calcifying Nano-Particles (“CNPs”) that can be found in human blood, kidney stones and arterial wall plaques. The Company’s researchers are attempting to determine the role of Calcifying Nano-Particles in human disease and develop products and services in the detection and treatment of Nanobacteria.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nanobac Sciences LLC, Nanobac OY and Nanobac Research Institute LLC. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for a full year.

The financial statements for the period ended March 31, 2007 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 for the Company as filed in the annual report on Form 10-KSB, which information is included herein by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at March 31, 2007. The Company is dependent on continued financing from outside investors including additional shareholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that the Company will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current shareholders. At this time, there is no firm commitment to invest in NNBP.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

2. Related Party Transactions:

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), has provided working capital loans to NNBP throughout 2006 and 2007. These loans bear interest at the rate of 5% per annum and are due on demand. During January 2007, $2.3 million of the above loan was paid with the issuance of 30,000,000 shares of the Company’s common stock with a fair value (based on the trading price of the Company’s stock on the date of the transaction of $0.13 per share) of approximately $3.9 million. The excess of the fair value of the shares issued over the amount of the related party loan paid was approximately $1.6 million and is included as a charge to other expenses in the accompanying condensed consolidated statements of operations. The remaining loan balance at March 31, 2007 was approximately $3.3 million. Interest expense for the above loans for the three months ended March 31, 2007 and 2006 was approximately $45,000 and $38,000, respectively.

3. Financial Instruments:

On January 30, 2007, the Company’s board of directors approved the issuance of 42,000,000 shares of common stock (see notes 2 and 4). As a result of this issuance, the Company does not have sufficient authorized and unissued shares available to settle all commitments that may require the issuance of stock. The Company’s inability to settle these commitments caused the outstanding warrants (which had previously been classified as stockholders’ equity) to qualify as derivative liabilities. On January 30, 2007, the Company reclassified $629,000 of additional paid-in capital (representing the fair value of the warrants on that date) to a derivative liability. At March 31, 2007, the derivative liability had a fair value of $329,500 resulting in a derivative gain of $299,500 being recognized in the condensed consolidated statements of operations for the three months then ended.

4. Stockholders’ Equity

On January 29, 2007, the Company issued 12,000,000 shares of the Company’s common stock valued at $1.6 million to the individual members of the Board of Directors for services.

5. Income Taxes

The Company is required to file income tax returns in the U.S. federal jurisdiction and various states. Nanobac OY, a wholly owned subsidiary is required to file income tax returns in Finland. The Company has not filed a U.S. federal or state income tax return since 2001. Nanobac OY has filed tax returns through December 31, 2005.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes “FIN 48”), on January 1, 2007. As a result or the implementation of FIN 48, the Company recognized a $6,000 decrease in the deferred tax asset related to net operating losses. As this loss was wholly offset by the Company’s valuation adjustment, there is no impact on retained earnings or prior year operations.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

6. Contingencies

On August 10, 2004, the Company was served with a civil action as filed in the Superior Court of Fulton County State of Georgia by Foltz Martin LLC and Openbook Learning Club, Inc. (“Foltz”). This suit alleges that the Company is liable for approximately $67,000 of liabilities plus approximately $11,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company owned 100% of HealthCentrics from December 2003 through March 2004 when HealthCentrics was sold by the Company to an affiliate. Management does not believe that the Company is liable for the obligations of HealthCentrics.

On January 19, 2006, the Company was served with a civil action as filed in the Superior Court of Fulton County State of Georgia by EliteCorp Atlanta, LLC (“EliteCorp”). This suit alleges that the Company is liable for approximately $318,000 of liabilities plus approximately $110,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company responded to this action on February 17, 2006 and denied virtually all the allegations of EliteCorp. Management does not believe that the Company is liable for the obligations of HealthCentrics.

The Company, along with the Company’s CEO and a Board of Director member was served with civil action in the Circuit Court of Cook County, Illinois by Nutmeg Group LLC, an unaffiliated holder of subscription agreements described in our most recent Form 10-KSB. The suit is seeking damages for alleged breaches of contract by the Company and the affiliates as a result of the alleged failure to register and deliver stock and warrants that were allegedly due to be registered and delivered under certain subscription, registration rights, and other agreements between the parties. Additionally, the suit seeks the recovery of $65,000 for penalties for failure to register shares subject to the registration rights agreement. We have filed a motion to quash the summons, contending there is no jurisdiction in Illinois for this matter. The amount of damages, if any, that will be payable under this legal action is currently unknown.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business
Nanobac is a research-based bio-lifescience company formed in 1994 as a Florida corporation. The current business described below commenced in June 2003 with the acquisition of NanobacLabs Pharmaceuticals, Inc.

We are a life science company dedicated to the discovery and development of products and services to improve people's health through the detection and treatment of Calcifying Nanoparticles (“CNPs”), otherwise known as "nanobacteria". The Company's pioneering research is establishing the pathogenic role of nanobacteria in soft tissue calcification, particularly in coronary artery heart disease, prostatitis and vascular disease.

Nanobac’s drug discovery and development is focused on new and existing compounds that effectively inhibit, destroy or neutralize CNPs. Nanobac manufactures and markets In Vitro Diagnostic (“IVD”) kits and reagents for detecting calcifying nanoparticles. IVD products include assays, proprietary antibodies and reagents for uniquely recognizing CNPs. Nanobac's BioAnalytical Services works with biopharmaceutical partners to develop and apply methods for avoiding, detecting, and inactivating or eliminating CNPs from raw materials. Nanobac's drug discovery and development efforts are focused on developing new and existing compounds that effectively inhibit, destroy or neutralize CNPs.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business (continued)

Our plan is to focus on the following priorities over the next 12-18 months:

•
Therapy - We are entering into agreements to support the United States Food and Drug Administration pre-Investigational New Drug “(PIND”) to test our proprietary drug combinations to treat stone-forming diseases, with a preliminary focus on prostatitis, which affects millions of men and currently is largely untreatable. We will also conduct tests with other stone forming diseases such as gallstones and kidney stones.

•
Pharmaceutical Drug Development - The FDA approved Nanobac to move forward with PIND 73,524 for Chronic Prostatitis/Chronic Pelvic Pain Syndrome (“CP/CPPS”). We are currently evaluating several contract service providers who have formulation and manufacturing capabilities. Once a contract is entered into, we will begin assembling the supporting documentation for completing the Investigational New Drug (“IND”) application. We intend to have the IND submitted by the end of the third quarter, financing permitted. The submission is part of the process for obtaining FDA approval to begin clinical studies to determine if Nanobac’s therapy is effective for Type III Prostatitis patients. Additional clinical and non-clinical studies will be determined by the outcome of the first study.

The decision to proceed with the clinical development program (guidance for which is given by the FDA and the purpose for which is to inform prescribers and patients about the documented benefits of a product, in this case, a new drug combination) is on hold until proper funding is obtained by the Company. The kinetics (the study of reaction rates, an important area of chemistry) pilot study is the first study to be submitted to the FDA for commencing Nanobac’s IND and starting clinical trials. The study will evaluate EDTA and two well established bisphosphonates (etidronate and alendronate). (EDTA is the acronym for the chemical compound ethylenediamine tetraacetic acid. EDTA refers to the chelating agent. This amino acid is widely used to sequester di- and trivalent metal ions). To meet the requirements set forth by the FDA, stability testing is required for any drug to be utilized in any clinical trial. Therefore, the use of a Good Manufacturing Process (“GMP”) compliant facility is required to formulated and manufacture the EDTA.

•
Infection - The gold standard for proving that something is infectious and causes diseases is Koch's postulates. We intend to validate earlier findings on Koch's postulates with calcifying nanoparticles in laboratory animals, including testing whether the infection can be prevented or treated with a proprietary drug combination. In June 2006, a new study published by independent scientists in a peer reviewed journal demonstrated key elements of Koch’s postulates by showing that CNPs are implicated in formation of black pigment gallstones in an animal model. In August 2006, we announced that we entered into an agreement to validate this finding with the same scientists including Dr. LiMin Wang from Shantou University Medical College, Guangdong, China, who will be the Principle Investigator

•
Characterization - We have preliminary photographic and biochemical evidence that calcifying nanoparticles self-replicate in non-precipitating conditions, suggesting further that they have a self-sustaining mechanism and might be infectious. In a recent agreement with Fetzer Memorial Trust, we have begun experiments at our NASA laboratory in Houston to demonstrate this replication via time-lapse photography using award-winning

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business (continued)

CytoViva microscope technology capable of breaking through the 200 nanometer (nm) barrier for light microscopes. Our Scientific Director at NASA’s Johnson Space Center was successful in demonstrating the differences between CNPs and organic crystal. This was an important step in demonstrating to the scientific community that CNPs are not just crystal artifacts. We are currently conducting experiments at NASA with a Nikon biostation system that we hope will confirm the CytoViva experiment and also demonstrate the replication process. Since Nanobac performed the experiment, we own the intellectual property arising from the above experiments.

•
Thrombosis - Thrombosis is the cause of death in most hemodialysis patients. We intend to validate findings that calcifying nanoparticles discovered in human blood provoke thrombosis and might be preventable.

•
Diagnostics - We believe that our proprietary Enzyme-Linked ImmunoSorbent Assay (“ELISA”) antibody test uniquely recognizes calcifying nanoparticles known as nanobacteria, and plan to further validate the functionality of this diagnostic test. ELISA is a biochemical technique used mainly as a diagnostic tool in medicine.

Protein Array Development

Our monoclonal antibody (mAb 8D10) used in our NanoCapture™ and Nano-Sero™ ELISA kits detects CNPs. This is the first step in our diagnostic information to clinicians. From this base knowledge, we characterized the antibody targets and developed a Surface Antigen Pattern ImmunoAssay (“SAPIA”) for finding out what antigens are present on the accessible surface of CNPs. We can utilize this technique to map the antigens in human identified CNP blood samples. Previously, specific antibodies against calcium-dependent conformation of Factor II, Factor IX and Factor X have been produced and used in analysis of the auto assembly and catalytical activation of the clotting cascade. 8D10 is the first case known to us where the noncovalent phosphate-mediated interaction with calcium phosphate mineral is the key element detected. Since blood does not normally contain apatite mineral, this target is specific for the detection of CNPs.

We screened serum samples of patients with 13 diseases, 40 samples per disease using ELISA tests for CNPs and for anti-CNP antibodies. The results indicate CNPs are present in several diseases with a very high correlation and prevalence. In diseases such as Parkinson’s disease and breast cancer, there are negative and positive patients. CNPs also caused a measurable immune response with IgG antibodies. Further studies are needed. Further studies include running more disease state samples, creating more specific antibodies to different diseases, running those sample panels with new antibodies, performing the statistical analysis for sensitivity, specificity, positive prediction and negative prediction values. Upon completion of the studies, we will likely seek a GMP kit manufacturing partner to manufacture and validate the kits. We will concurrently go to diagnostic equipment manufacturers and discuss platform solutions and possible level of interest in a joint development project.

We will continue optimizing our proprietary diagnostics, with a clear focus on developing effective therapies in cooperation with well-established partners including NASA, Mayo Clinic, Cleveland Clinic, and numerous other institutions. Once these experiments are completed, we hope to have a compelling and well-rounded scientific basis for the Company to move forward.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business (continued)

Patents - We have filed applications for a number of patents, have been granted patents, and await prosecution of pending application in the US and International Stages.

Patent		General Subject Matter	Expiration Date
US 5,135,851	U.S.	-Method for the culture and detection of nanobacteria also known as calcifying nanoparticles (issued in 1992)	August 11, 2010
US 6,706,290 PCT/EP1999/004555	U.S. & International Application(PCT)	-Methods for the eradication of Nanobacteria from articles and animals using various novel combinations of systems, chemicals, compounds, drugs, prodrugs, supplements, etc. (issued in 2004)	Jul 6, 2018
	U.S. & PCT Applications Filed	-Methods and Compositions (combinations) for treating diseases characterized by pathological calcification (Filed in 2004)
	U.S. & PCT Applications Filed	-Methods and combinations of compositions including Bisphosphonates, chelators, and citrates (Filed in 2004)
	U.S.	-Methods for the treatment of disease associated with calcification and/or plaque formation (Filed in 2004)
	U.S. & PCT Application Filed	-Detection of antibodies against compositions of conformationally changed proteins comprising calcium binding protein hydroxy apatite complexes and novel in vitro test methods (Filed in 2005)
	U.S. & PCT Applications filed	-Methods and compositions to detect calcifying nanoparticles including the identification and quantification of proteins thereon and correlation to diseases thereof (Filed in 2005)

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
Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2007 and 2006. These comparisons of financial results are not necessarily indicative of future results.

	Three months ended March
	2007	2006	% Change
Revenue	$5,012	$161,286	-97%
Cost of revenue	4,260	45,195	-91%

Gross Profit	752	116,091	-99%
Gross Profit percentage	15%	72%

Selling, general and administrative	2,062,665	425,870	384%
Research and development	378,975	354,322	7%
Impairment loss on intangible asset	-	585,000	-
Depreciation and amortization	116,646	188,217	-38%

Operating loss	(2,557,534)	(1,437,318)	78%

		-	-
Other income (expense)	(1,299,184)	(50,369)	2,479%

Net loss	($3,856,718)	($1,487,687)	159%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three months ended March 31, 2007 and 2006 is summarized as follows:

	Three months ended March
	2007	2006

Nanobac Supplement	$-	$120,293
Observation Rights	-	6,000
Diagnostic Products	5,012	34,993

	$5,012	$161,286

Revenue for the three months ended March 31, 2007 was from our Finland office.

During March 2006, we terminated the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to CNPs, which we plan to lead to drug discovery and the development of diagnostic products for the detection and treatment of CNP related diseases. Accordingly, we had no revenue from dietary supplements for the three months ended March 31, 2007. We expect no revenue from dietary supplements in future periods.

Revenue from observation rights was recognized over the agreement’s 12-month term using the straight-line method. This term ended on August 31, 2006, accordingly, there will be no revenue from observation rights in future periods.

Cost of Revenue

Cost of revenue consists of direct materials and testing services in our Finland office.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, General and Administrative

During January 2007, we issued 3,000,000 shares of our common stock to each of the members of our Board of Directors (total of 12,000,000 shares). The fair value of these shares as of the date of issuance was approximately $1.6 million, which is included in our selling, general and administrative (“SG&A”) expenses.

Excluding the stock issuance referred to above, approximately three-fourths of SG&A expenses are comprised of payroll and professional fees. The majority of professional fees are related to patents and public company expenses for audit, legal and investor relations. Other significant SG&A expenses include facility rental and insurance.

SG&A increased by approximately $1.6 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Of this increase, $1.6 million was attributable to the stock issuance to members of the Board of Directors as described above. An additional accrual of payroll to an employee also resulted in an increase of $225,000 during the three months ended March 31, 2007. These increases were offset by a decrease in payroll expenses of $135,000 as we eliminated payroll associated with the sale of Nanobac Supplements and a decrease in rent expense of $124,000 primarily associated with the abandoned lease described below.

During March 2006, the Company ceased occupying leased office space in Tampa, Florida. As a result of the early abandonment of this office lease, a charge to earnings of approximately $106,000 for the acceleration of lease payments associated with the abandoned lease has been recognized in the accompanying financial statements for the three months ended March 31, 2006. An additional charge is included in other expense for the write-off of leasehold improvements.

Research and Development

For the three months ended March 31, 2007 and 2006 research and development (“R&D) expenses consisted of the following types of expenses:

	Three Months ended Mar 31
	2007	2006
U.S. Payroll and medical directors	51%	52%
Finland payroll and laboratory	25%	31%
Research studies	23%	10%
Other	1%	7%
	100%	100%

R&D expenses increased by approximately $25,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was associated with expanded medical studies with the Mayo Clinic.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment loss on intangible assets

During March 2006, we established a plan to discontinue the sale of dietary supplements. As a result of the above decision, the product rights’ intangible asset was deemed fully impaired and an impairment loss of $585,000 has been recognized during the three months ended March 31, 2006.

Depreciation and amortization

Approximately 95% of depreciation and amortization are related to the amortization of intangible assets (primarily patents) acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY. Amortization expense decreased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 by approximately $72,000 as the amortization of product rights was eliminated due to the impairment of this intangible asset in March 2006 as described above.

Operating Loss

Our operating loss increased to $2.6 million for the three months ended March 31, 2007 compared to $1.4 million for the three months ended March 31, 2006. This increase was caused primarily by the $1.6 million expense associated with the stock issuance to our directors offset by the $585,000 expense recognized in the first quarter of 2006 resulting from the recognition of the impairment loss on the intangible asset.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense)

Other income (expense) for the three months ended March 31, 2007 and 2006 is summarized as follows:

	Three months ended March
	2007	2006
Interest expense
Related party loans	($45,442)	($38,023)
Other	($788)	(216)
Derivative gain	299,500	-
Loss on related party debt extinguishment	(1,560,000)	-
Loss on disposition of assets	-	(18,330)
Foreign exchange gain (loss)	7,207	7,002
Other, net	339	(802)

Total	($1,299,184)	($50,369)

The derivative gain relates to 5 million exercisable warrants for which we do not have sufficient authorized and unissued shares. The derivative related liability for the warrants was computed based upon the value of our stock as of January 30, 2007 as quoted on established markets, using the Black-Scholes method, assuming an expiration date of the warrants of August 31, 2009, a 100% volatility percentage and an annual interest rate of 4.75%. This was the date the Company first had insufficient authorized and unissued shares to allow the issuance of shares of its common stock if the warrants were fully exercised. The fair value of the derivative liability was again determined at March 31, 2007, the last date of the period, based upon the Black-Scholes methodology described above. Since the value of the Company’s common stock, as quoted on these established markets, decreased between these dates, the total amount of the obligation decreased resulting in the recognition of a derivative gain.

The loss on related party debt extinguishment relates to the settlement of $2.3 million of related party debt in exchange for the issuance of 30,000,000 shares of our common stock valued at $3.9 million based on the trading price of the Company’s stock on the date of the transaction of $0.13 per share.

Loss on disposition of assets is attributable to leasehold improvements in connection with the abandonment of our lease in March 2006. Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary.

Net Loss

We are experiencing significant losses as we conduct research and development related to nanobacteria. We believe it will take significant time before we will earn meaningful revenue to offset our expenses and there is no assurance that we will be able to accomplish this goal. As a result of the losses, we are dependent on affiliates of our Chief Executive Officer (“CEO”) and other investors to provide sufficient cash sources to fund our operations.

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

As discussed in the Company’s most recent Form 10-KSB, since August of 2004, the Company has received $1.4 million (net of $125,000 of expenses) from three unaffiliated investors and one affiliate for shares of the Company’s stock and an equal amount of warrants to acquire additional shares of the Company’s stock. The exact number of shares to be issued is dependent upon the average closing bid price of the Company’s stock on the five trading days immediately prior to the date on which a registration statement for these shares is declared effective. The purchase price of the shares is equal to the lesser of (1) $.12 or (2) 52% of the average closing price described above. An additional $1.5 million is to be received from these investors within five days of registering the common shares and warrants. A registration statement has not yet been declared effective for these shares. Successful registration of the shares contemplated under the agreements discussed above will provide significant amounts of needed capital into the Company. However, there are no assurances that the SEC will declare a registration statement effective.

As of March 31, 2007, we had total assets of $7.6 million of which only $99,000 were current assets. At March 31, 2007, we had total current liabilities of $5.1 million and a working capital deficit of $5.0 million. Of the $5.0 million working capital deficit, $3.3 million is attributable to the related party loans from CEO Affiliated Entities described above.

Net cash used in operations for the three months ended March 31, 2007 was $315,000. The negative cash flow from operations reflects the $3.9 million net loss for the period offset by non-cash charges of $1.6 million for the common stock issuance to our Board of Directors, $1.6 million for the loss incurred on the extinguishment of related party debt in exchange for common stock and $117,000 of non-cash charges for depreciation and amortization.

Net cash provided by investing activities for the three months ended March 31, 2007 of $52,000 primarily reflects the return of a $50,000 security deposit.

Net cash provided by financing activities for the three months ended March 31, 2007 was $238,000, which is attributable to related party loans.

As noted above, cash from related party loans financed our negative cash flow from operations. We are dependent on raising additional funding necessary to implement our business plan. Should we not be successful in raising cash from our CEO and other investors, we are unlikely to continue as a going concern.

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

The Company, along with the Company’s CEO and a Board of Director member was served with civil action in the Circuit Court of Cook County, Illinois by Nutmeg Group LLC, an unaffiliated holder of subscription agreements described in our most recent Form 10-KSB. The suit is seeking damages for alleged breaches of contract by the Company and the affiliates as a result of the alleged failure to register and deliver stock and warrants that were allegedly due to be registered and delivered under certain subscription, registration rights, and other agreements between the parties. Additionally, the suit seeks the recovery of $65,000 for penalties for failure to register shares subject to the registration rights agreement. We have filed a motion to quash the summons, contending there is no jurisdiction in Illinois for this matter. The amount of damages, if any, that will be payable under this legal action is currently unknown.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

From August 2004 through February 2005, we executed Subscription Agreements with three unaffiliated investors and one affiliated investor. These investors paid us 50% of the subscription price at execution and the remaining 50% is due within five days from the date that a registration statement is declared effective for the common shares that are being issued. In exchange for the cash consideration, we are to issue these investors shares of our common stock equal to the amount paid divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock for the five days immediately prior to the date on which a registration statement is declared effective (“The Fixed Price”). In addition, each of these investors will receive an equivalent number of warrants with expiration dates of five years from the date of issuance. One half of these warrants will be priced at 110% of the Fixed Price and the remainder will be priced at 150% of the Fixed Price. During 2006, the CEO Affiliate entered into agreements to acquire the rights and obligations under the above Stock Subscription Agreements from two of the three unaffiliated investors except for common stock previously issued to these investors and 2.7 million of the warrants. These agreements are subject to certain terms and conditions which have yet to be completed. The minimum number of shares and warrants that will be issued under these Subscription Agreements (assuming a Fixed Price of $0.12 per share) is as follows:

	Number of Shares	Per Share	Proceeds
Common Stock, previously issued:
Unaffiliated Investors	8,125,000	$0.12	$975,000
Affiliates	4,166,667	$0.12	500,000
	12,291,667		$1,475,000

Common Stock, future issuances
Unaffiliated Investors	5,416,667	$0.12	$650,000
Affiliates	6,875,000	$0.12	825,000
	12,291,667		$1,475,000

Warrants:
Unaffiliated Investors	8,125,000	$0.13
Affiliates	4,166,667	$0.13
Unaffiliated Investors	5,416,667	$0.18
Affiliates	6,875,000	$0.18
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

Dated: May 18, 2007	NANOBAC PHARMACEUTICALS, INCORPORATED

/s/ John D Stanton
---------------------------------------
John D Stanton
Chief Executive Officer

Nanobac Pharmaceuticals, Incorporated

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION	PAGE
_________	_____________	_____

31.1	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	28

31.2	Certification to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	29

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer	30

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer	31