Form 10QSB
period 2007-06-30
NANOBAC PHARMACEUTICALS INC
filed 2007-08-20
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Period Ended
June 30, 2007

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐   No ☒

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of August 15, 2007 was 247,473,726.

Transitional Small Business Disclosure Format (check one)    Yes ☐   No ☒

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED
BALANCE SHEETS

(UNAUDITED)

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$967	$39,505
Account receivable	1,695	708
Inventory	67,765	66,352
Prepaid expenses	62,798	19,938
Total current assets	133,225	126,503

FURNITURE AND EQUIPMENT, less accumulated depreciation
of $117,362 at June 30, 2007 and $105,534 at
December 31, 2006	45,614	60,321

OTHER ASSETS
Security deposits	8,517	58,503
Intangible assets, less accumulated amortization
of $1,497,501 at June 30, 2006 and $1,279,041 at
December 31, 2006	3,745,541	3,964,001
Goodwill	3,615,393	3,615,393
Total other assets	7,369,451	7,637,897

TOTAL ASSETS	$7,548,290	$7,824,721

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$929,520	$408,665
Accrued compensation	361,955	87,385
Accrued expenses	530,226	436,590
Related party loans	3,628,351	5,367,205
Derivative Liability	329,500	-
Total current liabilities	5,779,552	6,299,845

LONG-TERM LIABILITIES
Stock settlement obligation:
Related party	961,538	961,538
Other	1,875,000	1,875,000
Total liabilities	8,616,090	9,136,383

CONTINGENCIES - (NOTE 6)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, no par value, 250,000,000 shares authorized,
2007: 247,473,726 shares issued and outstanding
2006: 205,473,726 shares issued and outstanding	22,720,050	17,260,050
Additional paid-in capital	3,174,031	3,803,031
Accumulated deficit	(26,927,168)	(22,353,888)
Accumulated other comprehensive loss	(34,713)	(20,855)
Total stockholders' deficit	(1,067,800)	(1,311,662)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,548,290	$7,824,721

The accompanying notes are an integral part
of these condensed consolidated financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUE	$2,432	$37,565	$7,444	$198,851

COST OF REVENUE	1,902	22,623	6,162	67,818

GROSS PROFIT	530	14,942	1,282	131,033

OPERATING EXPENSES
Selling, general and administrative	279,499	275,289	2,342,164	1,261,159
Including $1,560,000 related party
stock-based compensation in 2007
Research and development	285,132	431,016	664,107	785,338
Impairment loss on intangible asset	-	-	-	585,000
Depreciation and amortization	115,286	117,811	231,932	306,028
Total Operating Expenses	679,917	824,116	3,238,203	2,937,525

OPERATING LOSS	(679,387)	(809,174)	(3,236,921)	(2,806,492)

OTHER INCOME (EXPENSES)
Interest expense	(43,723)	(46,269)	(89,953)	(84,508)
Derivative gain	-	-	299,500	-
Loss on related party debt
extinguishment	-	-	(1,560,000)	-
Other, net	6,548	19,983	14,094	7,853

LOSS BEFORE INCOME TAXES	(716,562)	(835,460)	(4,573,280)	(2,883,147)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(716,562)	$(835,460)	$(4,573,280)	$(2,883,147)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	247,473,726	198,078,188	241,237,162	194,655,111

The accompanying notes are an integral part
of these condensed consolidated financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

						Accumulated
			Additional		Other	Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Loss	Total

Balance, December 31, 2006	205,473,726	$17,260,050	$3,803,031	$(22,353,888)		$(20,855)	$(1,311,662)

Stock issued for services	12,000,000	1,560,000	-	-	-	-	1,560,000

Stock issued for extinguishment
of related party loans	30,000,000	3,900,000	-	-	-	-	3,900,000

Reclassification of equity
to derivative liability	-	-	(629,000)	-	-	-	(629,000)

Comprehensive loss:
Net loss	-	-	-	(4,573,280)	$(4,573,280)		(4,573,280)
Foreign currency translation
adjustment	-	-	-	-	(13,858)	(13,858)	(13,858)

Comprehensive loss					$(4,587,138)

Balance, June 30, 2007	247,473,726	$22,720,050	$3,174,031	$(26,927,168)		$(34,713)	$(1,067,800)

The accompanying notes are an integral part
of these condensed consolidated financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	ended	ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,573,280)	$(2,883,147)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	231,932	306,028
Impairment loss on intangible asset	-	585,000
Loss on disposition of fixed assets	-	18,330
Derivative gain	(299,500)	-
Charges for common stock issued for services	1,560,000	560,000
Loss on related party debt extinguishment	1,560,000	-
Interest expense accrued for stockholder loan	88,884	84,280
Net (increase) decrease in assets:
Accounts receivable	(987)	(1,642)
Inventory	(1,413)	6,382
Other assets	(42,860)	8,329
Net increase (decrease) in liabilities:
Accounts payable	520,855	61,716
Accrued compensation	274,570	(5,882)
Accrued expenses	81,510	12,784
Deferred revenue	-	(17,357)
Total adjustments	3,972,991	1,617,968
Net cash flows from operating activities	(600,289)	(1,265,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(1,532)	(3,942)
Proceeds from sale of furniture and equipment	3,221	6,547
Refund (payment) of security deposits	50,400	(2,731)
Net cash flows from investing activities	52,089	(126)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	512,262	1,502,673
Proceeds from notes payable	-	2,601
Payment of notes payable	-	(53,675)
Net cash flows from financing activities	512,262	1,451,599

Effect of exchange rate changes	(2,600)	(8,434)

Net change in cash	(38,538)	177,860
Cash balance, beginning of period	39,505	8,975
Cash balance, end of period	$967	$186,835

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,069	$228

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in exchange for current liabilities	$2,340,000	$121,500
Reclasification of equity to derivative liability	$629,000	$-

The accompanying notes are an integral part
of these condensed consolidated financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

1. Nature of operations and summary of significant accounting polices

Nature of business

Nanobac Pharmaceuticals, Incorporated and subsidiaries, ("Nanobac”, the "Company", or "NNBP") trades under the symbol "NNBP."

Nanobac’s primary business is the study and development of therapeutic and diagnostic technologies related to nanobacterium sanguineum (“Nanobacteria”). Nanobacteria are believed to be small, slowly growing nano-particles that can be found in human blood, kidney stones and arterial wall plaques. The Company’s researchers are attempting to determine the role Calcifying Nano-Particles in human disease and develop products and services in the detection and treatment of Nanobacteria.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nanobac Sciences LLC, Nanobac OY and Nanobac Research Institute LLC. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for a full year.

The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The financial statements for the period ended June 30, 2007 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 for the Company as filed in the annual report on Form 10-KSB, which information is included herein by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at June 30, 2007. The Company is dependent on continued financing from outside investors including additional stockholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that the Company will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current stockholders. At this time, there is no firm commitment to invest in NNBP.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

1. Nature of operations and summary of significant accounting policies (continued):

There can be no assurances that NNBP will be successful in obtaining debt or equity financing in order to achieve its financial objectives and continue as a going concern. The financial statements do not include any adjustments to the carrying amount of assets and the amounts and classifications of liabilities that might result from an adverse outcome of this uncertainty.

2. Related Party Transactions:

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), has provided working capital loans to NNBP throughout 2006 and 2007. These loans bear interest at the rate of 5% per annum and are due on demand. During January 2007, $2.3 million of the above loan was converted into 30,000,000 shares of the Company’s common stock with a fair value (based on the trading price of the Company’s stock on the date of the transaction of $0.13 per share) of approximately $3.9 million. The excess of the fair value of the shares issued over the amount of the related party loan paid was approximately $1.6 million and is included as a charge to other expenses in the accompanying condensed consolidated statements of operations. The remaining loan balance at June 30, 2007 was approximately $3.6 million. Interest expense for the above loans for the three and six months ended June 30, 2007 was $43,442 and $88,884, respectively.

3. Financial Instruments

On January 30, 2007, the Company’s board of directors approved the issuance of 42,000,000 shares of common stock (see notes 2 and 4). As a result of this issuance, the Company does not have sufficient authorized and unissued shares available to settle all commitments that may require the issuance of stock. The Company’s inability to settle these commitments caused the outstanding warrants (which had previously been classified as stockholders’ equity) to qualify as derivative liabilities. On January 30, 2007, the Company reclassified $629,000 of additional paid-in capital (representing the fair value of the warrants on that date) to a derivative liability. At June 30, 2007, the derivative liability had a fair value of approximately $329,500 resulting in a derivative gain of $299,500 being recognized in the condensed consolidated statements of operations for the six months ended June 30, 2007.

4. Stockholders’ Equity

On January 29, 2007, the Company issued 12,000,000 shares of the Company’s common stock valued at $1.6 million to the individual members of the Board of Directors for services.

5. Income Taxes

The Company is required to file income tax returns in the U.S. federal jurisdiction and various states. Nanobac OY, a wholly owned subsidiary is required to file income tax returns in Finland. With few exceptions, the Company is no longer subject to federal, state, local or non-US income examinations by tax authorities for years before 2002. The Company has not filed a U.S. federal or state income tax returns since 2001. Nanobac OY has filed tax returns through December 31, 2005.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

5. Income Taxes (Continued):

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result or the implementation of FIN 48, the Company recognized a $6,000 decrease in the deferred tax asset related to net operating loss. As this loss was wholly offset by the Company’s valuation adjustment, there is no impact on retained earnings or prior year operations. The Company classifies interest and penalties on income tax deficiencies as interest expense and income tax expense, respectively.

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

During January 2007, the Company, along with the Company’s CEO and a Board of Director member was served with civil action in the Circuit Court of Cook County, Illinois by Nutmeg Group LLC, an unaffiliated holder of subscription agreements described in our most recent Form 10-KSB. The suit is seeking damages for alleged breaches of contract by the Company and the affiliates as a result of the alleged failure to register and deliver stock and warrants that were allegedly due to be registered and delivered under certain subscription, registration rights, and other agreements between the parties. Additionally, the suit seeks the recovery of $65,000 for penalties for failure to register shares subject to the registration rights agreement. We filed a motion to quash the summons, contending there is no jurisdiction in Illinois for this matter. The Court granted a substantial portion of the Company’s motion to dismiss. The Court also granted Nutmeg a chance to replead. The Company has not changed its posture as to the Nutmeg litigation.

Management believes that no amount is owed and therefore, no liability related to the aforementioned matters has been recorded in the financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Nanobac is a research-based bio-lifescience company formed in 1994 as a Florida corporation. The current business described below commenced in June 2003 with the acquisition of NanobacLabs Pharmaceuticals, Inc.

We are a life science company dedicated to the discovery and developments of products and services to improve people's health through the detection and treatment of Calcifying Nanoparticles (“CNPs”), otherwise known as "nanobacteria". The Company's research is directed toward establishing the pathogenic role of nanobacteria in soft tissue calcification, particularly in coronary artery heart disease, prostatitis and vascular disease.

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

Our plan is to focus on the following priorities over the next 12-18 months:

•
Therapy - We are entering into agreements to support the United States Food and Drug Administration pre-Investigational New Drug “(PIND”) to test our proprietary drug combinations to treat stone-forming diseases, with a preliminary focus on prostatitis, which affects millions of men and currently is largely untreatable. We also expect to conduct tests with other stone forming diseases such as gallstones and kidney stones.

•
Pharmaceutical Drug Development - The FDA approved Nanobac to move forward with PIND 73,524 for Chronic Prostatitis/Chronic Pelvic Pain Syndrome (“CP/CPPS”). We are currently evaluating several contract service providers who have formulation and manufacturing capabilities. Once a contract is entered into, we expect to begin assembling the supporting documentation for completing the Investigational New Drug (“IND”) application. We intend to have the IND submitted by the end of the third quarter, financing permitted. The submission is part of the process for obtaining FDA approval to begin clinical studies to determine if Nanobac’s therapy is effective for Type III Prostatitis patients. Additional clinical and non-clinical studies will be determined by the outcome of the first study.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business (continued)

The decision to proceed with the clinical development program (guidance for which is given by the FDA and the purpose for which is to inform prescribers and patients about the documented benefits of a product, in this case, a new drug combination) is on hold until proper funding is obtained by the Company. The kinetics (the study of reaction rates, an important area of chemistry) pilot study is the first study to be submitted to the FDA for commencing Nanobac’s IND and starting clinical trials. The study will evaluate EDTA and two well established bisphosphonates (etidronate and alendronate). (EDTA is the acronym for the chemical compound ethylenediamine tetraacetic acid. EDTA refers to the chelating agent. This amino acid is widely used to sequester di- and trivalent metal ions). To meet the requirements set forth by the FDA, stability testing is required for any drug to be utilized in any clinical trial. Therefore, the use of a Good Manufacturing Process (“GMP”) compliant facility is required to formulate and manufacture the EDTA.

•
Infection - The gold standard for proving that something is infectious and causes diseases is Koch's postulates. We intend to validate earlier findings on Koch's postulates with calcifying nanoparticles in laboratory animals, including testing whether the infection can be prevented or treated with a proprietary drug combination. In June 2006, a new study published by independent scientists in a peer reviewed journal demonstrated key elements of Koch’s postulates by showing that CNPs are implicated in formation of black pigment gallstones in an animal model. In August 2006, we announced that we entered into an agreement to validate this finding with the same scientists including Dr. LiMin Wang from Shantou University Medical College, Guangdong, China, who will be the Principle Investigator.

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

All of the aforementioned activities will require additional funding from third parties. No assurance can be given that such funding will be available at commercially reasonable terms, if at all.

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and 2006. These comparisons of financial results are not necessarily indicative of future results.

	Three months ended June 30			Six months ended June 30
	2007	2006	% Change	2007	2006	% Change
Revenue	$2,432	$37,565	-94%	$7,444	$198,851	-96%
Cost of revenue	1,902	22,623	-92%	6,162	67,818	-91%

Gross Profit	530	14,942	-96%	1,282	131,033	-99%
Gross Profit percentage	22%	40%		17%	66%

Selling, general and administrative	279,499	275,289	2%	2,342,164	1,261,159	86%
Research and development	285,132	431,016	-34%	664,107	785,338	-15%
Impairment loss on intangible asset	-	-		-	585,000	-100%
Depreciation and amortization	115,286	117,811	- 2%	231,932	306,028	-24%

Operating loss	(679,387)	(809,174)	-16%	(3,236,921)	(2,806,492)	15%

Other income (Expense)	(37,175)	(26,286)	41%	(1,336,359)	(76,655)	1,643%

Net loss	$(716,562)	$(835,460)	(14%)	$(4,573,280)	$(2,883,147)	59%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three and six months ended June 30, 2007 and 2006 is summarized as follows:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Nanobac Supplement	$-	$2,202	$-	$122,495
Observation Rights	-	6,000	-	12,000
Diagnostic Products	2,432	29,363	7,444	64,356

	$2,432	$37,565	$7,444	$198,851

Revenue for the three and six months ended June 30, 2007 was primarily from our Finland office.

During March 2006, we terminated the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to CNPs, which we plan to lead to drug discovery and the development of diagnostic products for the detection and treatment of CNP related diseases. Accordingly, we had no revenue from dietary supplements for the three or six months ended June 30, 2007. We expect no revenue from dietary supplements in future periods.

Revenue from observation rights was recognized over the agreement’s 12-month term using the straight-line method. This term ended on August 31, 2006, accordingly, there is no revenue from observation rights in future periods.

Cost of Revenue

Cost of revenue consists of direct materials and testing services in our Finland office.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, General and Administrative

During January 2007, we issued 3,000,000 shares of our common stock to each of the members of our Board of Directors (total of 12,000,000 shares). The fair value of these shares as of the date of issuance was $1.6 million, which is included in our selling, general and administrative (“SG&A”) expenses.

Excluding the stock issuance referred to above, over 75% of SG&A expenses are comprised of payroll and professional fees. The majority of professional fees are related to patents and public company expenses for audit, legal and investor relations. Other significant SG&A expenses include facility rental and insurance.

SG&A remained essentially the same for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

SG&A increased $1.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. $1.6 million of this increase was attributable to the stock issuance to the Board of Directors as described above. In addition, we recorded a $147,000 royalty expense in 2007 in connection with potential payments due under Subscription agreements and our patents and professional fees increased by $192,000. These increases were offset by decreases in payroll expenses of $135,000 as we eliminated payroll associated with the sale of Nanobac Supplements; a decrease rent expense of $124,000 primarily associated with the abandoned lease described below; and a decrease in other compensation associated with a stock grant bonus issued in 2006 of $560,000.

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

Research and Development

For the six months ended June 30, 2007 and 2006 research and development (“R&D) expenses consisted of the following types of expenses:

	Six Months ended Jun 30
	2007	2006
U.S. Payroll and medical directors	54%	54%
Finland payroll and laboratory	22%	32%
Research studies	24%	9%
Other	1%	6%
	100%	100%

R&D expenses decreased $146,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and R&D expenses decreased $121,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily associated with the contraction of research activities due to lower levels of cash funding.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment loss on intangible assets

During March 2006, we established a plan to discontinue the sale of dietary supplements. As a result of the above decision, the product rights’ intangible asset was deemed fully impaired and an impairment loss of $585,000 was recognized during the six months ended June 30, 2006.

Depreciation and amortization

Approximately 95% of depreciation and amortization are related to the amortization of intangible assets (primarily patents) acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY. Amortization expense decreased for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 as the amortization of product rights was eliminated due to the impairment of this intangible asset in March 2006 as described above.

Operating Loss

Our operating loss increased to $3.2 million for the six months ended June 30, 2007 compared to $2.8 million for the six months ended June 30, 2006. Revenue decreased by approximately $191,000 during the six months ended June 30, 2007 as compared to the same period during 2006 as a result of our termination of the sale of dietary supplements. Approximately $1.6 million of the 2007 loss was the result of the stock issuance to our Board of Directors. This was partially offset by the $585,000 impairment loss on intangible assets that occurred during 2006. The remaining differences were related to slight reductions during the six months ended June 30, 2007 in research and development expenses and depreciation and amortization expenses as compared to the six months ended June 30, 2006.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2007 and 2006 is summarized as follows:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Interest expense
Related party loans	$(43,442)	$(46,257)	$(88,884)	$(84,280)
Other	(281)	(12)	(1,069)	(228)
Derivative gain	0	0	299,500	0
Loss on related party debt extinguishment	0	0	(1,560,000)	0
Loss on disposition of assets	0	0	(18,330)	(18,330)
Foreign exchange gain (loss)	6,925	17,236	14,132	24,238
Other, net	(377)	2,747	18,292	1,945

Total	$(37,175)	$(26,286)	$(1,336,359)	$(76,655)

The derivative gain relates to 5 million exercisable warrants for which we do not have sufficient authorized and unissued shares. The related derivative liability for the warrants was computed based upon the value of our stock as of January 30, 2007 as quoted on established markets, using the Black-Scholes method, assuming an expiration date of the warrants of August 31, 2009, a 100% volatility percentage and an annual interest rate of 4.87%. This was the date the Company first had insufficient authorized and unissued shares to allow the issuance of shares of its common stock if the warrants were fully exercised. The fair value of the derivative liability was again determined at June 30, 2007, the last date of the period, based upon the Black-Scholes methodology described above. Since the value of the Company’s common stock, as quoted on these established markets, decreased between these dates, the total amount of the obligation decreased resulting in the recognition of a derivative gain.

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

As discussed in the Company’s most recent Form 10-KSB, since August of 2004, the Company has received $1.4 million (net of $125,000 of expenses) from three unaffiliated investors and one affiliate for shares of the Company’s stock and an equal amount of warrants to acquire additional shares of the Company’s stock. The exact number of shares to be issued is dependent upon the average closing bid price of the Company’s stock on the five trading days immediately prior to the date on which a registration statement for these shares is declared effective. The purchase price of the shares is equal to the lesser of (1) $.12 or (2) 52% of the average closing price described above. An additional $1.5 million is to be received from these investors within five days of registering the common shares and warrants. A registration statement was filed in 2005 for these shares and is now dormant. Additional information concerning the above obligation is included in the Company’s most recent Form 10-KSB and is incorporated herein by reference.

As of June 30, 2007, we had total assets of $7.5 million of which only $133,000 were current assets. At June 30, 2007, we had total current liabilities of $5.8 million and a working capital deficit of $5.7 million. $3.6 million of the $5.7 million working capital deficit is attributable to the related party loans from CEO Affiliated Entities described above.

Net cash used in operations for the six months ended June 30, 2007 was $600,000. The negative cash flow from operations reflects the $4.6 million net loss for the period offset by non-cash charges of $1.6 million for the common stock issuance to our Board of Directors, $1.6 million for the loss incurred on the extinguishment of related party debt in exchange for our common stock, $232,000 for non-cash charges for depreciation and amortization and $877,000 increase in current liabilities.

Net cash provided by investing activities for the three months ended June 30, 2007 of $49,000 primarily reflects the return of a $50,000 security deposit.

Net cash provided by financing activities for the three months ended June 30, 2007 was $512,000, which is attributable to related party loans.

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

During the quarter ended June 30, 2006, we neglected to record the issuance of 8,000,000 shares of common stock and the resultant charge to operations of $560,000. To correct this material weakness, we have instituted procedures whereby we will reconcile our stock records to the transfer agent’s records on a quarterly basis.

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

During January 2007, the Company, along with the Company’s CEO and a Board of Director member was served with civil action in the Circuit Court of Cook County, Illinois by Nutmeg Group LLC, the sole unaffiliated holder of subscription agreements described in our most recent Form 10KSB. The suit is seeking damages for alleged breaches of contract by the Company and the affiliates as a result of the alleged failure to deliver stock and warrants that were allegedly due to be delivered under certain subscription agreements between the parties. Additionally, the suit seeks the recovery of $65,000 for penalties for failure to register shares subject to the registration rights agreement. We filed a motion to quash summons, contending there is no jurisdiction in Illinois for this matter. The Court granted a substantial portion of the Company’s motions to dismiss. The Court also granted Nutmeg a chance to replead.

Management believes that no amount is owed and therefore, no liability related to the aforementioned matters has been recorded in the financial statements.

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
	24,583,333

The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.04 to $0.08 per share, three to six times as many shares and warrants would be issued as described above. Further, we do not have sufficient authorized shares to issue the common stock and warrants required under the above subscription agreements. Our stockholders need to approve any increase in our authorized shares.

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

Dated: August 20, 2007	NANOBAC PHARMACEUTICALS, INCORPORATED

	By:	/s/ John D Stanton
John D Stanton
Chief Executive Officer and Chief Financial Officer

Nanobac Pharmaceuticals, Incorporated

EXHIBIT INDEX