Form 10QSB
period 2007-09-30
NANOBAC PHARMACEUTICALS INC
filed 2007-11-19
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
____________________

For the Quarter Period Ended
September 30, 2007
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
Yes ☐ No ☒

The number of shares issued and outstanding of the Registrant’s Common Stock, no par value, as of November 14, 2007 was 247,473,726.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited)
	and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and nine
	months ended September 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders'
	Equity for the nine months ended September 30, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine
	months ended September 30, 2007 and 2006 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3:	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	23

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3:	Defaults Upon Senior Securities	25

Item 4:	Submission of Matters to a Vote of Security Holders	25

Item 5:	Other Information	25

Item 6:	Exhibits	25

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$661	$39,505
Account receivable	1,811	708
Inventory	9,983	66,352
Prepaid expenses	27,588	19,938
Total current assets	40,043	126,503

FURNITURE AND EQUIPMENT, less accumulated depreciation
of $124,812 at September 30, 2007 and $105,534 at
December 31, 2006	41,466	60,321

OTHER ASSETS
Security deposits	8,838	58,503
Intangible assets, less accumulated amortization
of $1,606,731 at September 30, 2007 and $1,279,041 at
December 31, 2006	3,636,311	3,964,001
Goodwill	3,615,393	3,615,393
Total other assets	7,260,542	7,637,897

TOTAL ASSETS	$7,342,051	$7,824,721

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$967,976	$408,665
Accrued compensation	422,869	87,385
Accrued expenses	1,357,241	436,590
Related party loans	3,915,716	5,367,205
Total current liabilities	6,663,802	6,299,845

LONG-TERM LIABILITIES
Stock settlement obligation:
Related party	961,538	961,538
Other	1,875,000	1,875,000
Total liabilities	9,500,340	9,136,383

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, no par value, 250,000,000 shares authorized,
2007: 247,473,426 shares issued and outstanding
2006: 205,473,726 shares issued and outstanding	22,720,050	17,260,050
Additional paid-in capital	2,964,364	3,803,031
Accumulated deficit	(27,762,931)	(22,353,888)
Accumulated other comprehensive loss	(79,772)	(20,855)
Total stockholders' equity	(2,158,289)	(1,311,662)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,342,051	$7,824,721

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
				(Restated)
REVENUE	$5,809	$23,894	$13,253	$222,745

COST OF REVENUE	4,667	11,286	10,829	79,104

GROSS PROFIT	1,142	12,608	2,424	143,641

OPERATING EXPENSES
Selling, general and administrative	163,229	273,813	2,505,393	1,534,972
Research and development	258,840	357,296	922,947	1,142,634
Impairment loss on intangible asset		-		585,000
Depreciation and amortization	114,556	117,860	346,488	423,888
Total Operating Expenses	536,625	748,969	3,774,828	3,686,494

OPERATING LOSS	(535,483)	(736,361)	(3,772,404)	(3,542,853)

OTHER INCOME (EXPENSES)
Interest expense	(48,236)	(52,847)	(138,189)	(137,355)
Derivative gain	(296,833)	-	2,667	-
Loss on related party debt
extinguishment	-	-	(1,560,000)	-
Other, net	44,789	2,025	58,883	9,878

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(835,763)	(787,183)	(5,409,043)	(3,670,330)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(835,763)	$(787,183)	$(5,409,043)	$(3,670,330)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	247,473,426	202,714,452	243,469,763	197,387,346

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

						Accumulated
			Additional		Other	Other
	Common	Stock	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Loss	Total

Balance, December 31, 2006	205,473,726	$17,260,050	$3,803,031	($22,353,888)		($20,855)	($1,311,662)

Stock issued for services	12,000,000	1,560,000	-	-	-	-	1,560,000

Stock issued for extinguishment
of related party loans	30,000,000	3,900,000	-	-	-	-	3,900,000

Reclassification of equity
to derivative liability	-	-	(838,667)	-	-	-	(838,667)

Comprehensive loss:
Net loss	-	-	-	(5,409,043)	($5,409,043)		(5,409,043)
Foreign currency translation
adjustment	-	-	-	-	(58,917)	(58,917)	(58,917)

Comprehensive loss					($5,467,960)

Balance, September 30, 2007	247,473,726	$22,720,050	$2,964,364	$(27,762,931)		$(79,772)	$(2,158,289)

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	ended	ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,409,043)	$(3,670,330)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	346,488	423,888
Impairment loss on intangible asset	-	585,000
Loss on disposition of fixed assets	-	18,330
Derivative gain	(2,667)	-
Charges for common stock issued for services	1,560,000	616,000
Loss on related party debt extinguishment	1,560,000	-
Interest expense accrued for stockholder loan	135,203	137,087
Net (increase) decrease in assets:
Accounts receivable	(1,103)	(5,769)
Inventory	56,369	5,172
Other assets	(7,650)	6,170
Net increase (decrease) in liabilities:
Accounts payable	559,311	13,021
Accrued compensation	335,484	(14,943)
Accrued expenses	67,038	(8,495)
Deferred revenue	-	(20,357)
Total adjustments	4,608,473	1,755,104
Net cash flows from operating activities	(800,570)	(1,915,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(1,532)	(11,144)
Proceeds from sale of furniture and equipment	0	6,547
Refund (payment) of security deposits	50,400	(2,731)
Net cash flows from investing activities	48,868	(7,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	753,308	2,102,673
Proceeds from notes payable	-	2,601
Payment of notes payable	-	(53,675)
Net cash flows from financing activities	753,308	2,051,599

Effect of exchange rate changes	(40,450)	(27,310)

Net change in cash	(38,844)	101,735
Cash balance, beginning of period	39,505	8,975
Cash balance, end of period	$661	$110,710

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,986	$268

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in exchange for current liabilities	$2,340,000	$287,050
Reclassification of equity to derivative liability	$838,667	$-

The accompanying notes are an integral part of these financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for a full year.

The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The financial statements for the period ended September 30, 2007 and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 for the Company as filed in the annual report on Form 10-KSB, which information is included herein by reference.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and has a working capital deficiency at September 30, 2007. The Company is dependent on continued financing from outside investors including additional stockholder loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that the Company will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current stockholders. At this time, there is no firm commitment to invest in NNBP.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

2. Related Party Transactions:

An entity controlled by the Chief Executive Officer (who is also the largest stockholder of NNBP), has provided working capital loans to NNBP throughout 2006 and 2007. These loans bear interest at the rate of 5% per annum and are due on demand. During January 2007, $2.3 million of the above loan was converted into 30,000,000 shares of the Company’s common stock with a fair value (based on the trading price of the Company’s stock on the date of the transaction of $0.13 per share) of approximately $3.9 million. The excess of the fair value of the shares issued over the amount of the related party loan paid was approximately $1.6 million and is included as a charge to other expenses in the accompanying condensed consolidated statements of operations. The remaining loan balance at September 30, 2007 was approximately $3.9 million. Interest expense for the above loans for the three and nine months ended September 30, 2007 was $46,319 and $135,203, respectively.

3. Financial Instruments

On January 30, 2007, the Company’s board of directors approved the issuance of 42,000,000 shares of common stock (see notes 2 and 4). As a result of this issuance, the Company does not have sufficient authorized and unissued shares available to settle all commitments that may require the issuance of stock. The Company’s inability to settle these commitments caused the outstanding warrants (which had previously been classified as stockholders’ equity) to qualify as derivative liabilities. During 2007, the Company reclassified $838,667 of additional paid-in capital (representing the fair value of the warrants on that date) to a derivative liability. At September 30, 2007, the derivative liability had a fair value of approximately $836,000 resulting in a derivative gain of $2,667 being recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2007.

4. Stockholders’ Equity

On January 29, 2007, the Company issued 12,000,000 shares of the Company’s common stock valued at $1.6 million to the individual members of the Board of Directors for services.

5. Income Taxes

The Company is required to file income tax returns in the U.S. federal jurisdiction and various states. Nanobac OY, a wholly owned subsidiary is required to file income tax returns in Finland. With few exceptions, the Company is no longer subject to federal, state, local or non-US income examinations by tax authorities for years before 2002. The Company has not filed a U.S. federal or state income tax returns since 2001. Nanobac OY has filed tax returns through December 31, 2006.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

6. Contingencies

On August 10, 2004, the Company was served with a civil action as filed in the Superior Court of Fulton County State of Georgia by Foltz Martin LLC and Openbook Learning Club, Inc. (“Foltz”). This suit alleges that the Company is liable for approximately $67,000 of liabilities plus approximately $12,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company owned 100% of HealthCentrics from December 2003 through March 2004 when HealthCentrics was sold by the Company to an affiliate. During December 2005, a final judgment was awarded to Folz by the Superior Court of Fulton County for approximately $79,000 and this amount is included in accrued liabilities in the accompanying financial statements.

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

•
Infection - The gold standard for proving that something is infectious and causes diseases is Koch's postulates. We intend to validate earlier findings on Koch's postulates with calcifying nanoparticles in laboratory animals, including testing whether the infection can be prevented or treated with a proprietary drug combination. In June 2006, a new study published by independent scientists in a peer reviewed journal demonstrated key elements of Koch’s postulates by showing that CNPs are implicated in formation of black pigment gallstones in an animal model. In November 1406, we announced that we entered into an agreement to validate this finding with the same scientists including Dr. LiMin Wang from Shantou University Medical College, Guangdong, China, who will be the Principle Investigator.

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

Recent Developments

Beginning in late October 2007, we are offering our NanoCapture™ and Nano-Sero™ ELISA kits for the detection of CNPs through an agreement with American Health Associates “ under the trade name of “NB2”.

During September 2007 our Board of Directors approved a stock buy-back program for up to 20% of Nanobac’s outstanding public float. As of November 14, 2007, we did not have sufficient financial resources to initiate any buy back of Nanobac shares.

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

Results of Operations

The following table presents the percentage of period-over-period dollar change for the line items in our Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006. These comparisons of financial results are not necessarily indicative of future results.

	Three months ended Sep 30			Nine months ended Sep 30
	2007	2006	% Change	2007	2006	% Change
Revenue	$5,809	$23,894	-76%	$13,253	$222,745	-94%
Cost of revenue	4,667	11,286	-59%	10,829	79,104	-86%

Gross Profit	1,142	12,608	-91%	2,424	143,641	-98%
Gross Profit percentage	20%	53%		18%	64%

Selling, general and administrative	163,229	273,813	-40%	2,505,393	1,534,972	63%
Research and development	258,840	357,296	-28%	922,947	1,142,634	-19%
Impairment loss on intangible asset	0	0	0%	0	585,000	-100%
Depreciation and amortization	114,556	117,860	-3%	346,488	423,888	-18%

Operating loss	(535,483)	(736,361)	-27%	(3,772,404)	(3,542,853)	6%

Other income (Expense)	(300,280)	(50,822)	491%	(1,636,639)	(127,477)	1184%

Net loss	($835,763)	($787,183)	6%	($5,409,043)	($3,670,330)	47%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three months ended Sep 30		Nine months ended Sep 30
	2007	2006	2007	2006

Nanobac Supplement	$0	$2,202		$122,495
Observation Rights	0	6,000		12,000
Diagnostic Products	5,809	15,692	13,253	88,250

	$5,809	$23,894	$13,253	$222,745

Revenue for the three and nine months ended September 30, 2007 was primarily from our Finland office.

During March 2006, we terminated the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to CNPs, which we plan to lead to drug discovery and the development of diagnostic products for the detection and treatment of CNP related diseases. Accordingly, we had no revenue from dietary supplements for the three or nine months ended September 30, 2007. We expect no revenue from dietary supplements in future periods.

Revenue from observation rights was recognized over the agreement’s 12-month term using the straight-line method. This term ended on August 31, 2006, accordingly, there is no revenue from observation rights in future periods.

Beginning in October 2007, we have initiated plans to offer our NB2 diagnostic tests through an agreement with American Health Associates. We had previously offered NB2 diagnostic tests through November 2006. We do not anticipate material revenue from this initiative in 2007.

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

Excluding the stock issuance referred to above; for the three and nine month periods ended September 30, 2007, 77% and 88% of SG&A expenses, respectively, were comprised of payroll and professional fees. The majority of professional fees are related to patents and public company expenses for audit, legal and investor relations. Other significant SG&A expenses include facility rental and insurance.

SG&A decreased approximately $123,000 or 62% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This decrease reflected a reduction in payroll and professional fees as expenses were minimized to reduce the cash requirements for the Company while maintaining our investment in research and development expenses.

SG&A increased approximately $958,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. $1.6 million of this increase was attributable to the stock issuance to the Board of Directors as described above. In addition, we recorded a $147,000 royalty expense in 2007 in connection with potential payments due under Subscription agreements and our patents and professional fees increased by $140,000. These increases were offset by decreases in payroll expenses of $146,000 as we eliminated payroll associated with the sale of Nanobac Supplements; a decrease rent expense of $135,000 primarily associated with the abandoned lease described below; and a decrease in other compensation associated with a stock grant bonus issued in 2006 of $560,000.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development

For the nine months ended September 30, 2007 and 2006 research and development (“R&D) expenses consisted of the following types of expenses:

	Nine Months ended Sep 30
	2007	2006
U.S. Payroll and medical directors	56%	52%
Finland payroll and laboratory	17%	33%
Research studies	20%	11%
Other	7%	4%
	100%	100%

R&D expenses decreased approximately $100,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and decreased approximately $219,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease primarily reflected a decrease in Finland payroll and operating costs as the Finland operations are being contracted.

Impairment loss on intangible assets

During March 2006, we established a plan to discontinue the sale of dietary supplements. As a result of the above decision, the product rights’ intangible asset was deemed fully impaired and an impairment loss of $585,000 was recognized during the nine months ended September 30, 2006.

Depreciation and amortization

Approximately 95% of depreciation and amortization are related to the amortization of intangible assets (primarily patents) acquired in the June 2003 acquisition of LABS and the November 2003 acquisition of OY. Amortization expense decreased for the three and nine months ended September 30, 2007 compared to the three and six months ended September 30, 2006 as the amortization of product rights was eliminated due to the impairment of this intangible asset in March 2006 as described above.

Operating Loss

Our operating loss increased to $3.8 million for the nine months ended September 30, 2007 compared to $3.5 million for the nine months ended September 30, 2006. Approximately $1.6 million of the 2007 loss was the result of the stock issuance to our Board of Directors. This was partially offset by $560,000 of stock issuances and the $585,000 impairment loss on intangible assets that occurred during 2006.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three months ended Sep 30		Nine months ended Sep 30
	2007	2006	2007	2006
Interest expense
Related party loans	($46,319)	($52,807)	($135,203)	($137,087)
Other	(1,917)	(40)	(2,986)	(268)
Derivative gain	(296,833)	0	2,667	0
Loss on related party debt extinguishment	0	0	(1,560,000)	0
Loss on disposition of assets	0	0	0	(18,330)
Foreign exchange gain (loss)	44,413	1,197	58,545	25,435
Other, net	376	828	338	2,773

Total	($300,280)	($50,822)	($1,636,639)	($127,477)

The derivative gain relates to five million exercisable warrants for which we do not have sufficient authorized and unissued shares. The related derivative liability for the warrants was computed based upon the value of our stock as of January 30, 2007 as quoted on established markets, using the Black-Scholes method, assuming an expiration date of the warrants of August 31, 2009, a 100% volatility percentage and an annual interest rate of 4.87%. This was the date the Company first had insufficient authorized and unissued shares to allow the issuance of shares of its common stock if the warrants were fully exercised. The fair value of the derivative liability was again determined at September 30, 2007, the last date of the period, based upon the Black-Scholes methodology described above. Since the value of the Company’s common stock, as quoted on these established markets, decreased between these dates, the total amount of the obligation decreased resulting in the recognition of a derivative gain.

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

As of September 30, 2007, we had total assets of $7.3 million of which only $40,000 were current assets. At September 30, 2007, we had total current liabilities of $6.7 million and a working capital deficit of $6.6 million. Approximately $3.6 million of the $6.6 million working capital deficit is attributable to the related party loans from CEO Affiliated Entities described above.

Net cash used in operations for the nine months ended September 30, 2007 was $801,000. The negative cash flow from operations reflects the $5.4 million net loss for the period offset by non-cash charges of $1.6 million for the common stock issuance to our Board of Directors, $1.6 million for the loss incurred on the extinguishment of related party debt in exchange for our common stock, $346,000 for non-cash charges for depreciation and amortization and $962,000 increase in current liabilities.

Net cash provided by investing activities for the three months ended September 30, 2007 of $49,000 primarily reflects the return of a $50,000 security deposit.

Net cash provided by financing activities for the three months ended September 30, 2007 was $753,000, which is attributable to related party loans from CEO Affiliated Entities described above.

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

In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market our products and services; competitive conditions within our industry may change adversely; we may be unable to retain existing key management and research personnel; our forecasts may not accurately anticipate market demand; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting expenditures; (ii) obtaining new sources of external financing; (iii) successfully conducting experiments to support that CNPs are an infectious in accordance with Koch’s postulates and (iv) successfully implementing and protecting our intellectual property. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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

Item 3: Controls and Procedures

Disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that there are no material weakness in our internal controls and procedures.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Except as described below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or have a material interest adverse to us.

On August 10, 2004, we were served with a civil action as filed in the Superior Court of Fulton County State of Georgia by Foltz Martin LLC and Openbook Learning Club, Inc. (“Foltz”). This suit alleges that the Company is liable for approximately $67,000 of liabilities plus approximately $11,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company owned 100% of HealthCentrics from December 2003 through March 2004 when HealthCentrics was sold by the Company to an affiliate. During December 2005, a final judgment was awarded to Folz by the Superior Court of Fulton County for approximately $79,000 and this amount is included in accrued liabilities in the accompanying financial statements.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

From November 2004 through February 2005, we executed Subscription Agreements with three unaffiliated investors and one affiliated investor. These investors paid us 50% of the subscription price at execution and the remaining 50% is due within five days from the date that a registration statement is declared effective for the common shares that are being issued. In exchange for the cash consideration, we are to issue these investors shares of our common stock equal to the amount paid divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock for the five days immediately prior to the date on which a registration statement is declared effective (“The Fixed Price”). In addition, each of these investors will receive an equivalent number of warrants with expiration dates of five years from the date of issuance. One half of these warrants will be priced at 110% of the Fixed Price and the remainder will be priced at 150% of the Fixed Price. During 2006, the CEO Affiliate acquired the rights and obligations under the above Stock Subscription Agreements from two of the three unaffiliated investors except for common stock previously issued to these investors and 2.7 million of the warrants. The minimum number of shares and warrants that will be issued under these Subscription Agreements (assuming a Fixed Price of $0.12 per share) is as follows:

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
	24,583,333

The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.06 to $0.13 per share, up to four times as many shares and warrants would be issued as described above. Further, we do not have sufficient authorized shares to issue the common stock and warrants required under the above subscription agreements. Our stockholders need to approve any increase in our authorized shares.

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

The Registrant filed a report on Form 8-K on October 10, 2007 under Item 4.01 disclosing the resignation of Aidman, Piser & Company, P.A. as the Company’s independent auditors.

The Registrant filed a report on Form 8-K on October 12, 2007 under Item 4.01 disclosing the appointment of Rotenberg, Meril, Solomon, Bertiger and Guttilla, P.C. as the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007	NANOBAC PHARMACEUTICALS, INCORPORATED

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