Form 10QSB/A
period 2007-09-30
NANOBAC PHARMACEUTICALS INC
filed 2007-11-20
CIK 925894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2007

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

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2007 (unreviewed and
	unaudited) and December 31, 2006	4

	Condensed Consolidated Statements of Operations for the three and nine
	months ended September 30, 2007 and 2006 (unreviewed and unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders'
	Equity for the nine months ended September 30, 2007 (unreviewed and unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine
	months ended September 30, 2007 and 2006 (unreviewed and unaudited)	7

	Notes to the Condensed Consolidated Financial Statements (unreviewed and unaudited)	8

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3:	Controls and Procedures	23

	PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	25

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3:	Defaults Upon Senior Securities	27

Item 4:	Submission of Matters to a Vote of Security Holders	27

Item 5:	Other Information	27

Item 6:	Exhibits	27

There has been no review by an independent accountant of the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2007 included in this Quarterly Report on Form 10-QSB under Statement of Auditing Standards No. 100, "Interim Financial Information," as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934. When the review is complete, the Company will file an amendment to this report, which will include a discussion of any material changes from the unreviewed financial statements contained in the initial filing of this report.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED
BALANCE SHEETS

(UNREVIEWED AND UNAUDITED)

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

(UNREVIEWED AND UNAUDITED)

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

(UNREVIEWED AND UNAUDITED)

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

(UNREVIEWED AND UNAUDITED)

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
(UNREVIEWED AND UNAUDITED)

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

There has been no review by an independent accountant of the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2007 included in this Quarterly Report on Form 10-QSB under Statement of Auditing Standards No. 100, "Interim Financial Information," as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934. When the review is complete, the Company will file an amendment to this report, which will include a discussion of any material changes from the unreviewed financial statements contained in the initial filing of this report.

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
(UNREVIEWED AND UNAUDITED)

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
(UNREVIEWED AND UNAUDITED)

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

Our plan is to focus on the following priorities over the next 12-18 months:

•
Therapy – We are entering into agreements to support the United States Food and Drug Administration pre-Investigational New Drug “(PIND”) to test our proprietary drug combinations to treat stone-forming diseases, with a preliminary focus on prostatitis, which affects millions of men and currently is largely untreatable. We also expect to conduct tests with other stone forming diseases such as gallstones and kidney stones.

•
Pharmaceutical Drug Development – The FDA approved Nanobac to move forward with PIND 73,524 for Chronic Prostatitis/Chronic Pelvic Pain Syndrome (“CP/CPPS”). We are currently evaluating several contract service providers who have formulation and manufacturing capabilities. Once a contract is entered into, we expect to begin assembling the supporting documentation for completing the Investigational New Drug (“IND”) application. We intend to have the IND submitted by the end of the third quarter, financing permitted. The submission is part of the process for obtaining FDA approval to begin clinical studies to determine if Nanobac’s therapy is effective for Type III Prostatitis patients. Additional clinical and non-clinical studies will be determined by the outcome of the first study.

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

•
Infection – The gold standard for proving that something is infectious and causes diseases is Koch's postulates. We intend to validate earlier findings on Koch's postulates with calcifying nanoparticles in laboratory animals, including testing whether the infection can be prevented or treated with a proprietary drug combination. In June 2006, a new study published by independent scientists in a peer reviewed journal demonstrated key elements of Koch’s postulates by showing that CNPs are implicated in formation of black pigment gallstones in an animal model. In November 1406, we announced that we entered into an agreement to validate this finding with the same scientists including Dr. LiMin Wang from Shantou University Medical College, Guangdong, China, who will be the Principle Investigator.

Characterization – We have preliminary photographic and biochemical evidence that calcifying nanoparticles self-replicate in non-precipitating conditions, suggesting further that they have a self-sustaining mechanism and might be infectious. In a recent agreement with Fetzer Memorial Trust, we have begun experiments at our NASA laboratory in Houston to demonstrate this replication via time-lapse photography using award-winning CytoViva microscope technology capable of breaking through the 200 nanometer (nm) barrier for light microscopes. Our Scientific Director at NASA’s Johnson Space Center has recently taken preliminary photographs of CNPs at magnifications that we believe had not been previously achieved. We own the intellectual property arising from the above experiments.

•
Thrombosis – Thrombosis is the cause of death in most hemodialysis patients. We intend to validate findings that calcifying nanoparticles discovered in human blood provoke thrombosis and might be preventable.

•
Diagnostics– We believe that our proprietary Elisa antibody test uniquely recognizes calcifying nanoparticles known as nanobacteria, and plan to further validate the functionality of this diagnostic test.

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

	Three months ended Sep 30			Nine months ended Sep 30
	2007	2006	% Change	2007	2006	% Change
Revenue	$5,809	$23,894	-76%	$13,253	$222,745	-94%
Cost of revenue	4,667	11,286	-59%	10,829	79,104	-86%

Gross Profit	1,142	12,608	-91%	2,424	143,641	-98%
Gross Profit percentage	20%	53%		18%	64%

Selling, general and administrative	163,229	273,813	-40%	2,505,393	1,534,972	63%
Research and development	258,840	357,296	-28%	922,947	1,142,634	-19%
Impairment loss on intangible asset	0	0	0%	0	585,000	-100%
Depreciation and amortization	114,556	117,860	-3%	346,488	423,888	-18%

Operating loss	(535,483)	(736,361)	-27%	(3,772,404)	(3,542,853)	6%

Other income (Expense)	(300,280)	(50,822)	491%	(1,636,639)	(127,477)	1184%

Net loss	$(835,763)	$(787,183)	6%	$(5,409,043)	$(3,670,330)	47%

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue

Revenue for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three months ended Sep 30		Nine months ended Sep 30
	2007	2006	2007	2006

Nanobac Supplement	$0	$2,202		$122,495
Observation Rights	0	6,000		12,000
Diagnostic Products	5,809	15,692	13,253	88,250

	$5,809	$23,894	$13,253	$222,745

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three months ended Sep 30		Nine months ended Sep 30
	2007	2006	2007	2006
Interest expense
Related party loans	$(46,319)	$(52,807)	$(135,203)	$(137,087)
Other	(1,917)	(40)	(2,986)	(268)
Derivative gain	(296,833)	0	2,667	0
Loss on related party debt extinguishment	0	0	(1,560,000)	0
Loss on disposition of assets	0	0	0	(18,330)
Foreign exchange gain (loss)	44,413	1,197	58,545	25,435
Other, net	376	828	338	2,773

Total	$(300,280)	$(50,822)	$(1,636,639)	$(127,477)

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