Form 10KSB
period 2007-12-31
NANOBAC PHARMACEUTICALS INC
filed 2008-04-15
CIK 925894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended
December 31, 2007

Nanobac Pharmaceuticals, Incorporated
(Exact name of registrant as specified in its charter)

Florida	033-80612	59-3248917
(State or Other Jurisdiction of	(Commission File	(I.R.S. Employer Identification
Incorporation)	Number)	Number)

3000 Bayport Drive Suite 910 Tampa FL 33607
(Address of Principal Executive Office) (Zip Code)

(813) 865-1125
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

State issuer’s revenue for its most recent fiscal year: $17,621

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $4,803,220 as of March 31, 2008. The shares of Common Stock held by each current executive officer and director and by each person who is known to the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation on the basis that such persons may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of March 31, 2008 there were 249,506,760 shares of the Registrant’s Common Stock outstanding.

Nanobac Pharmaceuticals, Incorporated

Form 10-KSB
For the Year Ended December 31, 2007

Table of Contents

			Page
Part I
	Item 1.	Business	3
	Item 2.	Properties	14
	Item 3.	Legal Proceedings	14
	Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II
	Item 5.	Market for Registrant’s Common Stock and Related Stockholder
		Stockholder Matters	16
	Item 6.	Management’s Discussion and Analysis or Plan of Operations	19
	Item 7.	Financial Statements	35
	Item 8.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	36
	Item 8A.	Controls and Procedures

Part III
	Item 9.	Directors, Executive Officers, Promoters and Control Persons	38
	Item 10.	Executive Compensation	41
	Item 11.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	43
	Item 12.	Certain Relationships and Related Transactions	44
	Item 13.	Exhibits	45
	Item 14.	Principal Accountant Fees and Services	50

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

Nanobac’s drug discovery and development is focused on new and existing compounds that effectively inhibit, destroy or neutralize CNPs. Nanobac manufactures and markets In Vitro Diagnostic (IVD) kits and reagents for detecting calcifying nanoparticles. IVD products (blood and tissue tests) include assays, proprietary antibodies and reagents for uniquely recognizing CNPs. Nanobac's BioAnalytical Services works with biopharmaceutical partners to develop and apply methods for avoiding, detecting, and inactivating or eliminating CNPs from raw materials.

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

Our plan is to focus on the following priorities over the next 12-18 months:

•
Therapy - We have narrowed the field of potential partners to support the United States Food and Drug Administration pre-Investigational New Drug “(PIND”) to test our proprietary drug combinations to treat stone-forming diseases, with a preliminary focus on prostatitis, which affects millions of men and currently is largely untreatable. We also expect to conduct tests with other stone forming diseases such as gallstones and kidney stones.

•
Pharmaceutical Drug Development - The FDA approved Nanobac to move forward with PIND 73,524 for Chronic Prostatitis/Chronic Pelvic Pain Syndrome (“CP/CPPS”). We are currently evaluating several contract service providers who have formulation and manufacturing capabilities. Once a contract is entered into, we expect to begin assembling the supporting documentation for completing the Investigational New Drug (“IND”) application. We intend to have the IND submitted financing permitted. The submission is part of the process for obtaining FDA approval to begin clinical studies to determine if Nanobac’s therapy is effective for Type III Prostatitis patients. Additional clinical and non-clinical studies will be determined by the outcome of the first study.

Item 1: Business (continued)

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

•
Infection - The gold standard for proving that something is infectious and causes diseases is Koch's postulates. We intend to validate earlier findings on Koch's postulates with calcifying nanoparticles in laboratory animals, including testing whether the infection can be prevented or treated with a proprietary drug combination. The Mayo Clinic is currently conducting a study to prove Koch’s postulates and the initial findings are encouraging.

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

•
Thrombosis - Thrombosis is the cause of death in most hemodialysis patients (generally patients having kidney problems). We intend to validate findings that calcifying nanoparticles discovered in human blood provoke thrombosis and might be preventable.

•
Diagnostics - We believe that our proprietary Elisa antibody test uniquely recognizes calcifying nanoparticles known as nanobacteria, and plan to further validate the functionality of this diagnostic test.

All of the aforementioned activities will require significant additional funding from third parties. During the past year, we have not been able to obtain the funding to pursue all the activities. No assurance can be given that such funding will be available at commercially reasonable terms, if at all.

Item 1: Business (continued)

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

Recent Developments

As our liabilities continue to increase, several other creditors have indicated that they will initiate legal action. If the creditors are successful in the legal actions, Nanobac may lose or forfeit most or all of its assets including its rights to intellectual property.

Item 1: Business (continued)

We signed a letter of intent (“LOI”) for the acquisition of DNAPrint Genomics, Inc. (OTCBB:DNAG - News) (“DNAPrint” or DNAP) on January 18, 2008 and an amendment on February 1, 2008. The terms of the LOI call for Nanobac to issue 75 million shares of its common stock in exchange for all of the common stock of DNAP. DNAP develops next-generation drug and diagnostics, applying advanced computational methods and systematic genome-based approaches to streamline clinical product development. The acquisition is contingent upon the approval of DNAP’s stockholders and our ability to raise $1.5 million to $5.0 million. The LOI is null and void if the funds are not raised by March 31, 2008. This deadline has past and an agreement has not been consummated.

We believe that DNAP’s efforts would enable Nanobac to increases its intellectual property rights and add an advanced drug and diagnostic pipeline that has near term product realization.

During February 2008, we announced publication in the International Journal of Nanomedicine research that scientists from the University of California San Francisco collaborating with Nanobac scientists at NASA's Johnson Space Center have concluded demonstrating that calcium deposits in the human kidney called Randall's Plaque may in fact be Calcifying Nano Particles (CNPs, also referred to as nanobacteria) which lead to the formation of Kidney Stones. The study, led by Marshall Stoller M.D. of University California San Francisco and Neva Ciftcioglu, formerly Nanobac's Director of Science at NASA Johnson Space Center, found that CNPs were identified and cultured from Randall's Plaques and detected by Nanobac's proprietary diagnostics. This could represent potential new early diagnosis and treatment opportunities for patients who suffer from Kidney Stones.

During January 2008, we announced that scientists at the Baylor College of Medicine, working under a collaborative agreement with Nanobac, have cited evidence showing the presence of Calcifying Nano Particles (“CNPs”) in surgically resected gallbladders with cholelithiasis (Gall Stones). This potentially represents a previously unrecognized factor in the development of cholecystitis and cholelithiasis disease. The project seeks to determine if human cell derived nanoparticles are pathogenic and induce inflammatory (cholecystitis) and calcific pathologic (cholelithiasis) disease. The project also seeks to confirm prior Nanobac studies, conducted in China, that Nanobac’s diagnostic test specifically identifies CNPs. The study results suggest a strong association between CNPs and cholelithiasis and conclude that it is conceivable that a specific therapy for CNPs may prevent cholecystitis and reduce the need for surgical intervention. The results were given at the 58th Annual Meeting of the American Association for the Study of Liver Diseases. The abstract was published in “Hepatology 46(4) 699A 1036 Suppl S, 2007” issue.

Beginning in late October 2007, we are offering our NanoCapture™ and Nano-Sero™ ELISA kits for the detection of CNPs through an agreement with American Health Associates “ under the trade name of “NB2”. As of December 31, 2007, we had not recognized any revenue under this agreement.

During September 2007 our Board of Directors approved a stock buy-back program for up to 20% of Nanobac’s outstanding public float. As of March 31, 2008, we did not have sufficient financial resources to initiate any buy back of Nanobac shares.

Item 1: Business (continued)

Patents - We have filed applications for a number of patents, have been granted patents, and await prosecution of pending application in the US and International Stages. Our ability to pursue the grant of patents, has been significantly effected by our lack of funds. We have engaged legal counsel to pursue claims against others for infringement of our proprietary intellectual property rights.

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

Item 1: Business (continued)

Research

Nanobacterial research is ongoing around the world. Our lead scientist Olavi Kajander has formed multidisciplinary alliances with top researchers including: Marshall Stoller, University of California San Francisco; Rune Eliasson, Sweden; Hojatollah Vali, McGill University, Canada; Mayo Clinic, Rochester, Minnesota; University of South Florida; Iowa State University; D. Shoskes, Cleveland Clinic; Garcia-Cuerpo, Spain;  China Ghangsha group; Sommer, Univ. of Ulm;  Pretorius, South-Africa; G. Epstein/J.T. Salonen;  Tom & Marcia Hjelle, Univ. of Illinois; Y. Av-Gay, University of British Columbia; and R. Berger, Miami Heart Institute, Miami FL. We intend to serve as the nexus for research scientists and become the premier leader in nanobacterial research and distribution of knowledge. We generally retain the rights for the commercialization of intellectual property that result from these collaborative studies.

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

Under the agreement, NASA will provide workspace at JSC for Nanobac’s personnel located at JSC. The agreement further provides Nanobac the opportunity to work together with a multidisciplinary team of NASA researchers while having access to basic laboratory services for CNPs science, including electron microscopy, molecular biology and geology-mineralogy research facilities. Projects ranging from searching for CNPs biosignatures in earth fossils and in Mars meteorites to diagnosing and treating CNPs are anticipated. Nanobac will provide JSC with equipment and specialty supplies for CNP research and apply its pioneering diagnostic and treatment experience in the field. Since the resignation of Dr. Neva Ciftcioglu in December 2007, Nanobac has not had any personnel working at the Johnson Space Center. We will continue to work with NASA on several research initiatives under a revised Space Act Agreement.

We own the rights for the commercialization of intellectual property that results from our collaborative research at NASA JSC. However, the U.S. Federal Government retains the right to use this intellectual property for U.S. Government purposes without compensation to us.

Item 1: Business (continued)

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

The prostatitis syndromes are a group of disorders with varying symptoms and probably diverse etiologies. Prostatitis is divided into four types. Of these four types, CP/CPPS type III accounts for the majority of CP/CPPS patients seen in an average urology practice. These patients often have prostatic calcification (prostate stones). The presence of prostatic stones in younger men is associated with both inflammation and symptoms of CPPS. While prostatic calcification is often detected in asymptomatic (not exhibiting symptoms of disease) older men who undergo prostate biopsy, the presence and degree of calcification in younger CP/CPPS patients can be striking. One hypothesis is that prostatic calculi in the prostatic ducts may increase intraprostatic pressures and lead to pain and swelling. Furthermore, the composition of prostate stones are typically calcium apatite, which is the hallmark of CNPs action. This association led researchers to postulate a role for CNPs in the development of CP/CPPS. Indeed, preliminary research comparing serum (blood) of men with a diagnosis of prostatitis with serum from unaffected men revealed significantly higher rates in the prostatitis group of CNP antigen by Enzyme-linked immunosorbent assays (ELISA) that are the simplest and most widely used diagnostic test systems. They are used to test a blood sample for the presence/absence of given antibodies and/or antigens.

Kajander proposed a new etiology (cause of disease) for CP/CPPS, simply because we have found that these patients very often have very high levels of CNPs in their blood. CNPs carry important players of inflammation and cell death on their surface. It has been shown in vitro (in Petri dishes, test tubes etc…) that CNPs can kill cultured mammalian cells and can cause cell damage. When 15 human diseases were investigated for the presence of CNPs in peripheral blood, CP/CPPS patients showed the highest values or highest antigen level of CNPs. A strategy to treat CP/CPPS should be based upon a new understanding of the basic disease process calcific inflammation.

Item 1: Business (continued)

An observational study of prostatitis patients, led by Daniel A. Shoskes, M.D., of Cleveland Clinic Florida, published in the leading peer-reviewed urology journal, The Journal of Urology, demonstrated a significant improvement in the symptoms of chronic prostatitis / chronic pelvic pain syndrome for those patients who took Nanobac Supplements for a period of three months. The treated group of 16 patients had prostatic stones and longstanding Chronic Pelvic Pain Syndrome (“CPPS”) symptoms that were not responsive to prior conventional therapies. Two of the patients in the test group who had been on complete medical disability have returned to work.

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

Studies have shown that 100% of kidney cyst fluids and urine tested positive for the presence of Nanobacteria. Nanobac plans to initiate research trials that will evaluate the link between Nanobacteria and PKD.

Item 1: Business (continued)

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

Cardiovascular researcher Benedict Maniscalco, M.D., who is the Company’s Director of Medical Research, Medical Director, and member of the the Company’s Board of Directors, published a study that showed that patients with severe coronary artery disease tested positive for nanobacterial antigen. The study also indicated that a majority of cardiac patients that received the Nanobac Supplements had a decrease in their coronary artery calcium scores. Angina was decreased or ablated in 16 of 19 patients. Lipid (fats and fat like materials) profiles also improved in most patients. Dr. Maniscalco’s study concluded that the coronary artery calcium scores of most coronary artery disease patients decreased during the period they used the Nanobac Supplements inferring regression of calcified coronary artery plaque volume. The patients tolerated the therapy well and their angina (a heart condition marked by chest pain due to reduced oxygen to the heart) and lipid profiles improved.

Also, at an American Heart Association scientific session, one of the world’s most prominent heart disease researchers, Stephen E. Epstein, M.D, Director of the Cardiovascular Research Institute at Washington Hospital Medical Center in Washington D.C., reported that 94% of people with calcified coronary arteries have nanobacterial infection as measured by the Company’s Nanobacterial Antibody Assay, and that antibody results correlated with coronary calcification scoring. Therefore, the Nanobacterial Antibody Assay may be a predictor of patients with high levels of calcium in their coronary arteries. These patients are at the highest risk for a heart attack. Thus, the Nanobacterial Antibody Assay could be used as a biomarker that may predict which patients are at greatest risk for a heart attack.

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

Item 1: Business (continued)

Other Opportunities

Calcifying Nano-Particles expose a risk of contamination for biopharmaceuticals (a pharmaceutical produced by biotechnology and especially by genetic engineering) containing human or animal blood components or blood and animal tissue derived raw materials that are used to produce the end product.

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

Competition

The market for providing physicians and managed care organizations with nanobacteria related disease management and services is just emerging, and we believe we are currently the only company providing a comprehensive approach to managing nanobacterial diseases.

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

Item 1: Business (continued)

Government Regulation

Clinical Reference Laboratory

Clinical reference laboratories in the United States are regulated under the federal Clinical Laboratory Improvement Act (CLIA). Our reference laboratory is located in Kuopio Finland and is regulated by European Union and Finland laws and is not regulated by the CLIA.

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

Geographic

We will initially focus our drug discovery business in the United States. To date, over 90% of our prior revenue was from the United States. We may also develop markets in the European Union through the operations of our Finnish Subsidiary, Nanobac OY.

Employees

We currently have one employee in Finland. Our executives are uncompensated or independent contractors.

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

Item 2.  Properties

The following table sets forth a description of our facilities:

Location	Square Feet (Approx)	Lease Expiration	Function

Tampa, Florida	1,700	1 month notice	Headquarters for Nanobac

Tampa, Florida	2,100	June 2010	Office space subleased to an unaffiliated entity

Koupio, Finland	1,500	3 months notice	Research and laboratory facility

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

On January 19, 2006, we were served with a civil action as filed in the Superior Court of Fulton County State of Georgia by EliteCorp Atlanta, LLC (“EliteCorp”). This suit alleges that the Company is liable for approximately $318,000 of liabilities plus approximately $110,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. We responded to this action on February 17, 2006 and denied virtually all the allegations of EliteCorp. However, due to lack of funding, we were unable to continue to defend this lawsuit although we were confident that EliteCorp’s suit was without merit. As a result of our inability to defend this lawsuit, EliteCorp was awarded a judgment of approximately $481,000 and this amount is included in accrued liabilities in the accompanying financial statements.

Item 3. Legal Proceedings (continued)

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

During October 2007, we were served with a civil action in the District Court of Harris County, Texas 61st Judicial District by Neva Ciftcioglu (“Ciftcioglu”), our former employee. The petition and subsequent amended petitions and motion for default judgment allege that Nanobac owes Ciftcioglu unpaid compensation of $95,000 and 5 million shares of Nanobac’s common stock. Ciftcioglu is seeking to have a substantial portion of Nanobac’s intellectual property assigned to her as settlement for her claim. We are defending this lawsuit as we do not believe Ciftcioglu is entitled to our intellectual property. We have included approximately $110,000 in the accompanying financial statements for Ciftcioglu’s claim, related payroll taxes and related legal costs. No liability has been recorded for the 5 million shares of Nanobac stock as these shares were issued to Ciftcioglu in 2004.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2007.

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

	High	Low
2006
First Quarter	$0.06	$0.03
Second Quarter	$0.08	$0.04
Third Quarter	$0.36	$0.05
Fourth Quarter	$0.35	$0.10

2007
First Quarter	$0.16	$0.07
Second Quarter	$0.11	$0.05
Third Quarter	$0.17	$0.06
Fourth Quarter	$0.15	$0.05

On March 31, 2008, the closing bid quote for the Common Shares was $0.04 per share, and there were approximately 250 holders of record of Common Shares. Our common shares are issued in registered form. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for our common shares.

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

 Changes in Securities

From August 2004 through February 2005, we executed Subscription Agreements with three unaffiliated investors and one affiliated investor. These investors paid us 50% of the subscription price at execution and the remaining 50% is due within five days from the date that a registration statement is declared effective for the common shares that are being issued. In exchange for the cash consideration, we are to issue these investors shares of our common stock equal to the amount paid divided by the lesser of (a) $0.12 or (b) fifty-two percent of the average closing bid price for our common stock for the five days immediately prior to the date on which a registration statement is declared effective (“The Fixed Price”). In addition, each of these investors will receive an equivalent number of warrants with expiration dates of five years from the date of issuance. One half of these warrants will be priced at 110% of the Fixed Price and the remainder will be priced at 150% of the Fixed Price. During 2006, a related party acquired the rights and obligations under the above Stock Subscription Agreements from two of the three unaffiliated investors except for common stock previously issued to these investors and 2.7 million of the warrants. The minimum number of shares and warrants that will be issued under these Subscription Agreements (assuming a Fixed Price of $0.12 per share) is as follows:

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
	24,583,333

The actual number of shares and warrants that ultimately will be issued under these Subscription Agreements may be substantially higher due to the variability of the Fixed Price. Based on our recent traded price of $0.04 to $0.06 per share, approximately six times as many shares and warrants would be issued as described above.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchases

None

Selected Quarterly Financial Data

	Mar 31	Jun 30	Sep 30	Dec 31
2007 Quarter ended
Revenue	$5,012	$2,432	$5,809	$4,368
Gross profit	$752	$530	$1,142	$678
Net loss	($3,856,718)	($716,562)	($835,763)	($1,167,068)
Loss per share:
Basic and Diluted	($0.01)	$0.00	$0.00	($0.02)

2006 Quarter ended
Revenue	$161,286	$37,565	$23,894	$2,341
Gross profit	$116,091	$14,942	$12,608	$1,640
Net loss	($1,487,687)	($1,395,460)	($787,183)	($1,303,023)
Loss per share:
Basic and Diluted	($0.01)	$0.00	$0.00	($0.01)

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

The following table presents the percentage of period-over-period dollar change for the line selected items in our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006.  These comparisons of financial results are not necessarily indicative of future results.

	Year ended December 31
	2007	2006	% Change	$ Change
Revenue	$17,621	$225,086	-92%	($207,465)
Cost of revenue	14,519	79,805	-82%	(65,286)

Gross Profit	3,102	145,281	-98%	(142,179)
Gross Profit percentage	18%	65%

Selling, general and administrative	3,308,255	1,838,740	80%	1,469,515
Research and development	1,149,356	1,994,797	-42%	(845,441)
Impairment loss on intangible asset	0	585,000	NM	(585,000)
Depreciation and amortization	460,302	541,278	-15%	(80,976)

Operating loss	(4,914,811)	(4,814,534)	2%	(100,277)

Other income (Expense)	(1,661,300)	(158,819)	946%	(1,502,481)

Net loss	($6,576,111)	($4,973,353)	32%	($1,602,758)

2007 Compared to 2006

Revenue

Revenue for the years ended December 31, 2007 and 2006 is summarized as follows:

	Year ended December 31
	2007	2006

Nanobac Supplement	$0	$122,495
Observation Rights	0	15,000
Diagnostic Products	17,621	87,591

	$17,621	$225,086

During March 2006, we terminated the marketing and selling of dietary supplements in order for the Company to focus exclusively on the science related to CNPs, which we plan to lead to drug discovery and the development of diagnostic products for the detection and treatment of CNP related diseases. Accordingly, we had no revenue from dietary supplements for the year ended December 31, 2007. We expect no revenue from dietary supplements in future periods.

Diagnostic product revenue decreased from 2006 to 2007 due to the termination of our United States diagnostic product sales in November 2006. Approximately 97% of the 2007 diagnostic revenue was generated in Finland. Beginning in October 2007, we have initiated plans to offer our NB2 diagnostic tests in the United States through an agreement with American Health Associates. We had previously offered NB2 diagnostic tests in the United States through November 2006. We did not recognize any revenue from this initiative in 2007.

Revenue from observation rights was recognized over the agreement’s 12-month term using the straight-line method. This term ended on August 31, 2006, accordingly, there is no revenue from observation rights in 2007.

Based on our current operations, we anticipate less than $50,000 of revenue for the year ending December 31, 2008

Cost of revenue

For 2007, cost of revenue consisted of direct materials and testing services at of Finland laboratory. For 2006, cost of revenue consisted of direct materials, testing services (for diagnostic products) and shipping.

Gross Profit

Gross profit as a percentage of revenue was 18% for the year ended December 31, 2007 and 65% for the year ended December 31, 2006. The percentage profit decreased as we discontinued the higher margin diagnostic services in the United States in November 2006. The gross profit in Finland is lower due to high laboratory costs in relation to the relatively small volume of revenue.

2007 Compared to 2006 (continued)

Selling, General and Administrative (“SG&A”)

During January 2007, we issued 3,000,000 shares of our common stock to each of the members of our Board of Directors (total of 12,000,000 shares). For financial reporting purposes, these shares were valued at $1.6 million, which is included in our selling, general and administrative (“SG&A”) expenses.

During 2007, we recognized a charge of approximately $481,000 in connection with the judgment awarded to EliteCorp. While we did not believe the EliteCorp legal action had merit, we did not have sufficient funds to defend this litigation.

Excluding the stock issuance and judgment referred to above, approximately 87% of SG&A expenses were comprised of payroll and professional fees for the year ended December 31, 2007. The majority of professional fees are related to patents and public company expenses for audit, legal and investor relations. Other significant SG&A expenses include facility rental and insurance.

SG&A increased approximately $1.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Of this increase, $1.6 million was attributable to the stock issuance and $481,000 was attributable to the EliteCorp judgment as described above. In addition, a $147,000 royalty expense in 2007 was recorded in connection with potential payments due under our Subscription Agreements and a $150,000 expense for stock issued to outside consultants for investor and other services. These increases were offset by decreases in payroll expenses of $173,000 as we eliminated payroll associated with the sale of Nanobac Supplements; a decrease in rent expense of $135,000 associated with an abandoned lease; and a decrease in other compensation associated with a stock grant bonus issued in 2006 of $560,000.

Research and Development (“R&D”)

For the year ended December 31, 2007 and 2006 R&D expenses consisted of the following types of expenses:

	Year ended December 31,
	2006	2005
U.S. Payroll and medical directors	57%	58%
Finland payroll and laboratory	22%	26%
Research studies	20%	14%
Other	1%	2%
	100%	100%

Expenses for research studies fluctuate from year to year as these expenses are dependent on specific initiatives and funding sources.

R&D expenses for the year ended December 31, 2007 decreased $845,000 compared to the year ended December 31, 2006 as we reduced every aspect of our R&D initiatives due to lack of funding.

2007 Compared to 2006 (continued)

Impairment loss on intangible assets

During March 2006, we established a plan to discontinue the sale of dietary supplements. As a result of the above decision, the product rights’ intangible asset was deemed fully impaired and an impairment loss of $585,000 has been recognized during the year ended December 31, 2006.

Depreciation and amortization

Approximately 93% of depreciation and amortization are related to the amortization of intangible assets acquired in the 2003 and 2004 acquisitions of NanobacLabs Pharmaceuticals, Inc. and Nanobac OY. Amortization expense decreased for the year ended December 31, 2007 compared to the year ended December 31, 2006 as the amortization of product rights was eliminated due to the impairment of this intangible asset described above.

Operating loss

Our operating loss for the year ended December 31, 2007 was $4.9 million compared to $4.8 million for the year ended December 31, 2006. This increased loss primarily reflects the $1.6 million charge attributable to stock issuances during 2007 compared to a $560,000 charge in 2006 and the $481,000 charge for the EliteCorp judgment. These additional costs were offset by an $845,000 decrease in R&D expenses and a $585,000 decrease in impairment expense.

We are experiencing significant losses as we conduct research and development related to nanobacteria and attempt to launch our products and services. We believe it will take significant time before we will earn meaningful revenue to offset our expenses and there is no assurance that we will be able to accomplish this goal. As a result of the losses, we are dependent on related parties and other investors to provide sufficient cash sources to fund our operations.

2007 Compared to 2006 (continued)

Other income (expense)

Other income for the years ended December 31, 2007 and 2006 is summarized as follows:

	Year ended December 31,
	2007	2006
Interest expense
Stockholder loan	($183,866)	($198,999)
Other	(3,038)	$0
Loss on related party debt extinguishment	(1,560,000)	$0
Foreign exchange gain	85,266	$54,915
Loss on disposition of assets	0	($18,330)
Other, net	338	3,595

	($1,661,300)	($158,819)

The Form 10-QSB filings during 2007 reflect a derivative gain which relates to five million exercisable warrants for which we did not have sufficient authorized and unissued shares. The related derivative liability for the warrants was computed based upon the value of our stock as of January 30, 2007 as quoted on established markets, using the Black-Scholes method, assuming an expiration date of the warrants of August 31, 2009, a 100% volatility percentage and an annual interest rate of 4.87%. This was the date the Company first had insufficient authorized and unissued shares to allow the issuance of shares of its common stock if the warrants were fully exercised. As a result of the Company increasing the number of its authorized shares of common stock, there are now sufficient authorized shares to issue the shares if the five million warrants were exercised. Accordingly, the full amount of the derivative gain was reversed in the fourth quarter of 2007.

The loss on related party debt extinguishment resulted from the use, for financial reporting purposes, of the price quoted on the OTCBB for a small number of fully registered and free trading shares of the Company’s common stock. In determining the ratio of debt for stock in the related party exchange, the valuation utilized in the Subscription Agreements with unaffiliated investors was used. This lower value reflects the economic realities that the Company faces in attempting to raiser capital by issuing large amounts of restricted stock which cannot be immediately sold on the open market.

Loss on disposition of assets is attributable to leasehold improvements in connection with the abandonment of our lease in March 2006. Foreign currency gain results from exchange rate changes between the U.S. dollar and the Euro on intercompany advances between our U.S. subsidiary and our Finland subsidiary.

Liquidity and Capital Resources

As of December 31, 2007, we had total assets of $7.2 million of which only $31,000 were current assets. At December 31, 2007, we had total current liabilities of $6.7 million and a working capital deficit of $6.7 million. Approximately $4.1 million of the $6.7 million working capital deficit is attributable to related party loans.

The Company funded its activities during the past year primarily through loans made by entities affiliated with our Chief Executive Officer and through the issuance of common stock. The related party loans were made as funding was needed and were extremely advantageous to the Company in that the amounts were funded as the Company needed financial infusions and allowed the Company to avoid the costs and distractions of attempting to raise these amounts from unrelated parties. It is unrealistic to believe that unrelated parties would have offered terms as generous as those obtained from the related parties, and it is also unlikely that any financing could have been obtained under any terms without the financing of the related parties.

As discussed in Item 5, since August of 2004, the Company has received $1.4 million (net of $125,000 of expenses) from three unaffiliated investors and one affiliate for shares of the Company’s stock and an equal amount of warrants to acquire additional shares of the Company’s stock. The exact number of shares to be issued is dependent upon the average closing bid price of the Company’s stock on the five trading days immediately prior to the date on which a registration statement for these shares is declared effective. The purchase price of the shares is equal to the lesser of (1) $.12 or (2) 52% of the average closing price described above. An additional $1.5 million is to be received from these investors within five days of registering the common shares and warrants. A registration statement has not yet been declared effective for these shares and there is no current plan to issue a registration statement.

Net cash used in operations was $911,000 for the year ended December 31, 2007. The negative cash flow from operations reflects the $6.6 million net loss for the period offset by non-cash charges of $1.6 million for the common stock issuances to member of our Board of Directors, $1.6 million for the loss incurred on the extinguishment of related party debt in exchange for our common stock, $644,000 for non-cash charges for depreciation, amortization and interest accrued on the related party loan and a $1.7 million increase in current liabilities including the $481,000 judgment for the EliteCorp legal action.

Net cash provided by investing activities for the year ended December 31, 2007 reflects the refund of a $50,400 security deposit offset by $2,000 for the purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2007 was $911,000, which is attributable to $893,000 of related party loans and $18,000 of employee loans to our Finland subsidiary.

As noted above, cash from related party loans primarily financed our negative cash flows from operations. We are dependent on raising additional funding necessary to implement our business plan. Should we not be successful in raising cash from related parties and other investors, we are unlikely to continue as a going concern.

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

Goodwill, with a carrying value of $3.6 million, is tested for impairment using a two step method. The first step is to compare the fair value of the reporting unit to which the goodwill relates (the Company’s enterprise value, or market capitalization) to its book value, including goodwill. If the fair value of the reporting unit is less than its books value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. There were no goodwill impairment adjustments recorded in 2007 or 2006.

The impairment test for the other intangible assets with limited useful lives is performed by comparing the carrying amount to the sum of the undiscounted expected future cash flows that relate to the respective asset. Impairment exists if the sum of the undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets. If that were to occur, we would record an impairment loss for any excess of the carrying value of the patents or product rights over the expected future discounted cash flows related to those assets. In that respect, we predominately use a discounted cash flow model derived from internal budgets in assessing fair values for our impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions and, when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. We did not recognize any impairment charges with respect to our patents in either 2007 or 2006 but did recognize a $585,000 impairment charge in 2006 for the total carrying value of product rights based upon the Company’s decision to terminate the marketing and sale of dietary supplements (the products to which the product rights relate).

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

We use the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. In applying the Black-Scholes option-pricing model during fiscal 2006, we assumed no dividend yield, risk-free interest rates ranging from 5.00% to 5.25%, expected option term of 5 years, and a volatility factor of 100%. Additionally, the Company uses the trading price of its common stock as the measure of the value for financial reporting purposes of the Company’s common stock in connection with valuation of stock grant awards.

Contractual obligations

At December 31, 2007, the Company’s contractual cash obligations, with initial or remaining terms in excess of one year, were as follows:

	Amount of Commitment
	Expired by year ending December 31,
	Other	Operating
	Liabilities	Leases	Total

Less than 1 year	25,000	64,213	$89,213
1 - 2 years	-	89,611	89,611
3 - 4 years	-	-	-

Total	$25,000	$153,824	$178,824

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

Currency transaction gains or losses are incurred on our US Subsidiary’s intercompany advance to our Finland Subsidiary. We recognize a gain on the intercompany advance as the US Dollar weakens against the Euro and we recognize a loss when the US Dollar strengthens against the Euro. Our net currency gain for 2007 was approximately $85,000.

The Company has not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Forward Looking Statements

Our disclosure and analysis in this Form 10-KSB contains some forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”), that set forth anticipated results based on our plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical and current facts. We have tried wherever possible to identify such statements by using words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will” and similar expressions in connection with any discussion of future operating or financial performance.

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

Throughout 2007 and 2006, related parties have provided funding that has allowed the Company to continue. our capital needs through loans and capital contributions. These related parties are under no obligation to continue such funding. In the event these related parties should discontinue their support, we will likely have difficulty in continuing our operations. In such an event, stockholders could lose their investment in its entirety. Related party loans may, but are not required, be exchanged for shares of the Company’s common stock, which would cause dilution of existing shareholders.

In addition, we may continue to seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

Legal Actions

We are being suited by a former employee and have had over $560,000 of judgments awarded against us. These creditors have indicated that they will attempt to levy claims against our assets which, if they are successful, we may be forced to cease operations.

Risk Factors (continued)

We have a history of operating losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

The Company has a history of incurring operating losses. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, we anticipate incurring losses from operations over the next two years as we focus on research and development for eventual drug discovery and the development of diagnostic products. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

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

Intellectual Property Rights

We have a family of patents and patent pendings encompassing the detection and eradication of nanobacteria. There are risks inherent in any intellectual property rights in that they may be challenged as being invalid or not original. Additionally, other parties may abuse such intellectual rights, causing the Company to defend its rights.

Key Man Life Insurance

We do not maintain key man life insurance on the life of any officer, director, employee, or independent contractor.

Risk Factors (continued)

Limited Operating History Anticipated Losses; Uncertainty of Future Results

We have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by companies in early stages of development, particularly in light of the uncertainties relating to the new and evolving biolife science research which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to: (i) perform research studies to prove the effectiveness of our pharmaceutical products, (ii) further develop and market our products; (iii) establish distribution relationships; and (iv) build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for at least the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of customers we are able to attract and the costs of continuing development of our product line. It is possible that the Company will never be profitable.

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

Dependency upon Key Technical and Scientific Personnel Who May Terminate Our Relationship at Any Time.

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

On October 11, 2007, we appointed Rottenberg, Merril, Solomon, Bertiger and Guttilla, P.C. as our independent auditors. The decision to change our independent auditors was approved by our Board of Directors on October 11, 2007. For further information relating to our change in independent auditors, please refer to our Current Reports on Forms 8-K dated October 10, 2007 and October 12, 2007 and amended Current Reports on Forms 8-K/A dated November 20, 2007 and December 5, 2007 on file with the Commission.

Item 8(a).  Controls and Procedures

Disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 307 of Regulation S-B as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8(a).  Controls and Procedures (continued)

Section 404 of the Sarbanes-Oxley Act of 2002

Section 404 of the Sarbanes-Oxley Act of 2002 requires our report on Form 10-KSB for 2008 to include a report of management on internal control over financial reporting. Internal control over financial reporting, as defined under these rules, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART III

Item 9.  Directors and Executive Officers of the registrant

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Stanton	Chief Executive and Financial Officer, and Chairman	59	November 2000

Alexander H. Edwards III	Director	43	March 2003 and January 2004

Dr. Benedict Maniscalco	Director	66	March 2006

Dr. Stephen Rechtschaffen	Director	58	January 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John Stanton - Chairman Chief Executive Officer and Chief Financial Officer - Mr. Stanton has served as our Chief Executive Officer (“CEO”) July 23, 2004 to present and from March 2001 through January 2004. From March, 2001 through the present, Mr. Stanton has served as our Chairman of the Board of Directors and Chief Financial Officer. From 1987 through the present, Mr. Stanton served as the President and CEO of a private company headquartered in Tampa Florida engaged in the business of manufacturing residential concrete construction products. Mr. Stanton has served as Chairman of the Board of Directors of publicly-traded EarthFirst Technologies, Incorporated from May 15, 2000 through the present. Mr. Stanton also serves on the Board of Directors of publicly traded Medical Technology Systems, Inc., and several other public companies. Mr. Stanton worked as an auditor with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination.

Benedict S. Maniscalco, M.D. - Director of Clinical Research, Medical Director and member of the Board of Directors - Dr. Maniscalco joined the Board of Directors on March 29, 2006. From 2001 to the present, Dr. Maniscalco has been in the private practice of cardiology. He was with Tampa Heart Center in Tampa Florida in 2000 to 2001. Dr. Maniscalco was in private practice for consultive cardiology with Health Centers of Excellence, Inc. as Chief Executive Officer in Tampa Florida from March 1998 thorough January 2000. From 1976 through 1998, he was an officer and board member of a large multi specialty cardiovascular group practice. From 1979 through 1996 he was co-founder of St. Joseph’s Heart Institute in Tampa, Florida and served as Director of Cardiac Catheterization and Director of Cardiology during his tenure.

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

Alexander H. Edwards III - Director - Mr. Edwards has served on our Board of Directors from January 2004 through the present. Mr. Edwards had previously served on our Board from March 2003 through May 2003. From January 2004 through July 2004, Mr. Edwards served as our Chief Executive Officer. From March 2003 through January 2004, Mr. Edwards served as our Executive Vice President and Chief Operating Officer. Mr. Edwards currently serves as the Chief Executive Officer and a member of the Board of Directors of VitalTrust Business Development Corporation, a publicly traded company attempting to develop renewable sources of energy. From 2007 through January of 2008, Mr. Edwards was the Chief Executive Officer and Chief Financial Officer of Nano Chemical Systems Holdings, Inc.

From May 2002 through December 2004, Mr. Edwards was a managing partner of 360 Partners as well as president and CEO of 360 Degree Energy, Inc. and 360 Sports, Inc. Mr. Edwards has also served as the Managing Member of Trident Consulting Partners, LLC. From January 1997 to May 2002, Edwards was an executive with SRI/Surgical Express, Inc. He served in roles that ranged from vice-president/general manager to spending his last year with the company as president. From February 1993 through December 1996, he worked in sales and marketing with Dianon Systems, Inc. His positions included sales and sales management roles as well as field and corporate marketing. Mr. Edwards also served as an officer in the United States Navy with duty assignments ranging from shipboard divisional leadership to executive assistant for the Naval Surface Group Commander in Norfolk, Virginia. Mr. Edwards is a 1987 graduate of the United States Naval Academy.

In August 2003 Mr. Edwards settled a civil enforcement action brought against him by the Securities and Exchange Commission in U.S. District Court in Tampa, Florida. The complaint alleged that Mr. Edwards, while serving as president of SRI/Surgical Express, Inc. (“SRI”), a publicly traded Florida hospital supply company, caused SRI to enter into two transactions that resulted in SRI overstating its fiscal 2001 third quarter revenue. Without admitting or denying the allegations in the complaint, Mr. Edwards consented to the entry of a Final Judgment permanently enjoining him from future violations of (or aiding and abetting violations of) Sections 10(b), 13(b)(5), and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 and Exchange Act Rule 13b2-1. The Final Judgment also imposed a $50,000 civil penalty.

Stephan Rechtschaffen, M.D. - Director -Dr. Rechtschaffen joined the Board of Directors on February 2, 2004. He co-founded Omega Institute in 1977 and is the present CEO and Chairman of the Board. He was the developer and director of Foxhollow Wellness Spa in Lenox, MA from September 1987 through June 1989, and director of the Rhinebeck Health Center in Rhinebeck, NY, from November 1983 through March1989. Dr. Rechtschaffen is the author of: TimeShifting; Creating More Time to Enjoy Your Life, 1996, published in the United States by Doubleday, and in England, Europe, Japan and Australia by Random House. He is co-author of Vitality and Wellness, 1999, published by Dell. Dr. Rechtschaffen received his medical degree in 1973 from New York Medical College in New York City. His residency was at Harkness Community Hospital in San Francisco.

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

Code of Ethics

Effective May 10, 2007, The Board of Directors adopted a Code of Ethics for our Company.

Item 10.  Executive Compensation

Particulars of compensation awarded to, earned by or paid to:

(a)	our company's chief executive officer ("CEO") and Chief Financial Officer (“CFO”);

(b)
each of our company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

(c)	any additional individuals for whom disclosure would have been provided under but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year the Named Executive Officers are set out in the summary compensation table below.

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation (1)

John D. Stanton (2)	2007	$0	$0	$0	$0
Chairman of the Board and	2006	$0	$0	$0	$0
Chief Executive Officer and	2005	$0	$0	$0	$0
Chief Financial Officer

Alex Edwards (3)	2007	$8,874	$0	$0	$0
Board of Director member	2006	$23,660	$0	$0	$0
former Chief Executive Officer	2005	$6,123	$0	$5,000	$0

Benedict S Maniscalco, M.D.,(4)	2007	$0	$0	$87,500	$0
Director of Clinical Research	2006	$0	$0	$113,462	$0
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

4)
Dr. Maniscalco joined Nanobac’s Board of Directors in March 2006. He earned consulting compensation in 2007 and 2006 for his services as Director of Clinical Research. Due to lack of funding, the $87,500 of consulting income for 2007 has hot been paid to Dr. Maniscalco as of March 31, 2008. This amount is included in accounts payable in our December 31, 2007 financial statements.

Employment and Compensation Agreement

John Stanton - Mr. Stanton does not have an employment or similar agreement with Nanobac. Mr. Stanton has received no salary or other compensation for the past three years.

Alexander Edwards - On July 23, 2004, Mr. Edwards resigned as Chief Executive Officer. Mr. Edwards continues to serve as a member of the Board of Directors. As a result of his resignation as Chief Executive Officer, Mr. Edwards voluntarily terminated his employment agreement and his salary was adjusted to $23,660 for the performance of limited services to Nanobac from July 2004 through April 1, 2005 and from January 2006 through May 15, 2007. Subsequent to May 15, 2007, Mr. Edwards is no longer compensated by the Company.

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

John Stanton	3,000,000
Alexander Edwards	3,000,000
Benedict Maniscalco	3,000,000
Stephan Rechtschaffen	3,000,000

12,000,000

The stock issued to the directors was valued for financial reporting purposes at $1.6 million.

Compensation Committee Interlocks and Insider Participation

The Company has not formed a Compensation Committee, accordingly, the Board of Directors acts in the Compensation Committee’s capacity. The Board of Directors is responsible for reviewing and recommending salaries, bonuses and other compensation for Nanobac's executive officers.

Mr. Edwards is currently on the Board of Directors and was an employee of the Company from September 2003 through March 2004 and January 2006 through May 15, 2007.

Stock Options

No stock options have ever been granted to any of the Named Executive Officers of Board of Director members.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders The following table sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class(1)
Gary S. Mezo (3)	24,560,000	9.93%
11407 Minaret Drive
Tampa, FL 33626
John D. Stanton (4)	107,442,658	43.45%
Alexander Edwards III	12,166,667	4.92%
Benedict Maniscalco	4,566,925	1.85%
Stephan Rechtschaffen	3,000,000	1.21%
Directors and Executive Officers as a
Group (Four persons)	127,176,250	51.43%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding includes 249,506,760 shares outstanding as March 31, 2008. Unless otherwise provided, the street address of each beneficial owner is c/o Nanobac Pharmaceuticals, Incorporated, 4730 N. Habana Avenue, Suite 205, Tampa, Florida 33614.

(2)	Nanobac has relied upon information reported by the respective stockholder to the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, as of March 31, 2008.

(3)	Includes 9,760,000 shares held by Mr. Mezo’s spouse, Nancy Schriewer, and 160,000 shares held by Nancy Schriewer’s father as to which he disclaims beneficial ownership.

(4)	Includes 82,442,658 shares held by entities related to Mr. Stanton.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Nanobac.

Item 12.  Certain Relationships and Related Transactions

Loans from Related Parties

The Company funded a portion of its activities during the past year primarily through loans made by entities affiliated with its Chief Executive Officer. It is possible that some or all of these loans made be repaid through the issuance of the Company’s common stock. There is no requirement that the lender accept repayment in stock. As of December 31, 2007, the loan balance was approximately $4.1 million.

Subscription Agreement

During December 2004, the Company entered into a Subscription Agreement with a related party. Under the terms of the Subscription Agreement, the entity converted a $500,000 loan to equity. During 2006, the related party was assigned future stock subscription and warrant rights from two unaffiliated investors. In accordance with these subscription agreements, the Company is to receive additional cash of $825,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective (“Fixed Price”). In addition, the Subscription Agreement provided for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008.

As of March 31, 2008, the registration statement has not been declared effective and the Fixed Price has not been determined. Accordingly, the additional cash of $825,000 for common shares has not been received, no warrants have been issued and the number of shares to be issued under this subscription agreement has not been determined.

Item 13. Exhibits

(a) The following documents are filed as part of this report:

(1) Financial Statements

The following Financial Statements are included herein:

(b) Form 8-K

(1) Reports on Form 8-K filed during the quarter ended December 31, 2007:

None

(c) Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-KSB:

EXHIBIT INDEX
Exhibit
Number	Description

3.1
Restated Articles of Incorporation (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

3.2	By-Laws (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.)

10.1
First Amended Plan of Reorganization of American Enterprise.com Corp. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated December 10, 2002, and incorporated herein by reference.)

10.2
Acquisition Agreement dated December 6, 2002, between American Enterprise Corporation and HealthCentrics, Inc. and its stockholders. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated December 13, 2002, and incorporated herein by reference.)

10.4
Agreement and Plan of Reorganization dated June 1, 2003 between Nanobac Pharmaceuticals, Incorporated and NanobacLabs Pharmaceuticals, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

10.5
Share Purchase Agreement dated September 25, 2002 between NanobacLabs, L.L.C. and selected stockholders of Nanobac OY. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference.)

10.6
Convertible Promissory Note Loans Purchase Agreement dated September 25, 2002 between NanobacLabs, L.L.C. and selected stockholders of Nanobac OY. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference.)

10.7
Closing Agreement dated November 5, 2003 between NanobacLabs, L.L.C. and selected stockholders of Nanobac OY. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2003, and incorporated herein by reference.)

10.9
Lease Agreement dated April 17, 2002 between NanobacLabs, L.L.C. and MLK- Tampa Associates, LLC regarding 5,593 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 850, Tampa, Florida and First Amendment to Lease dated September 1, 2002 between NanobacLabs, L.L.C. and MLK-Tampa Associates, LLC regarding 2,121 square feet of office space located at 2727 W. Martin Luther King Blvd. - Suite 101, Tampa, Florida (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.)

10.10	Loan Agreement dated December 31, 2003 between Nanobac Pharmaceuticals, Incorporated and Escape Velocity of Tampa Bay, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

10.11
Employment Agreement by and between Nanobac Pharmaceuticals, Incorporated and Alex H. Edwards III dated January 26, 2004. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.)

10.12	Sublease Agreement dated May 18, 2004 between NanobacLabs, L.L.C. and Tampa Bay Surgery Center Associates, Ltd regarding the sublease of 2,121 square feet of office space located at 2727 West Dr. Martin Luther King Blvd. - Suite 101, Tampa, Florida. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2006 and incorporated herein by reference.)

10.13	Share Purchase Agreement dated March 30, 2004 between Nanobac Pharmaceuticals, Incorporated and Escape Velocity of Tampa Bay, Incorporated for the sale of HealthCentrics, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated March 30, 2004, and incorporated herein by reference.)

10.14	Executive Employment Agreement between Nanobac Pharmaceuticals, Incorporated, and E. Olavi Kajander, MD, PhD, an individual dated January 15, 2004. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated March 31, 2004, and incorporated herein by reference.)

10.15	Executive Employment Agreement between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu, PhD, an individual dated March 31, 2004. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated March 31, 2004, and incorporated herein by reference.)

10.16	Nonreimbursable Space Act Agreement between The National Aeronautics and Space Administration Lyndon B. Johnson Space Center and Nanobac Pharmaceuticals, Incorporated. (Previously filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K dated September 13, 2004 and incorporated herein by reference.)

10.17	Debt Cancellation Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference.)

10.18	Amendment to Executive Employment Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference.)

10.19	Stock Purchase Agreement dated August 30, 2004 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference.)

10.20	Amendment to Executive Employment Agreement dated September 10, 2004 between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference.)

10.21	Subscription Agreement, Registration Rights Agreement and Form of Warrant dated August 13, 2004 between Nanobac Pharmaceuticals, Incorporated and The Nutmeg Group, LLC (serves as form of agreement for similar subscription agreements).

10.22	Subscription Agreement, Registration Rights Agreement and Form of Warrant dated September 3, 2004 between Nanobac Pharmaceuticals, Incorporated and Jaytern Associates, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.)

10.23	Debt Cancellation Agreement dated September 20, 2004 between Nanobac Pharmaceutical, Incorporated and Escape Velocity of Tampa Bay, Inc. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference)

10.24	Debt Cancellation Agreement dated October 18, 2004 between Nanobac Pharmaceutical, Incorporated and Benedict Maniscalco, M.D. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference.)

10.25	Debt Cancellation Agreement dated December 14, 2004 between Nanobac Pharmaceutical, Incorporated and MacFarlane Ferguson & McMullen. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2005 and incorporated herein by reference.)

10.26	Second amendment to lease agreement between Nanobac Sciences, LLC and CNL Retirement MOP Tampa, Florida, LP regarding reduction of 5,593 square feet of office space located at 2727 West Dr. Martin Luther King Blvd. - Suite 850, Tampa, Florida to 4,053 square feet of office space. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.)

10.27	Agreement with Calgenex Corporation. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.)

10.28	Amendment to Executive Employment Agreement dated June 8, 2006 between Nanobac Pharmaceuticals, Incorporated and E. Olavi Kajander, MD, PhD, an individual. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and incorporated herein by reference.)

10.29	Amendment to Executive Employment Agreement dated September 1, 2006 between Nanobac Pharmaceuticals, Incorporated and Neva Ciftcioglu, PhD, an individual. (Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB fore the year ended December 31, 2006 and incorporated herein by reference.)

21.1	List of Subsidiaries

Item 14.  Principal Accountant Fees and Services

The following summarizes the fees expensed to Rottenberg, Merril, Solomon, Bertiger and Guttilla, P.C. and Aidman, Piser & Company, P.A., our Independent Auditors for the years ended December 31, 2007 and 2006:

	2007	2006

Audit	$117,162	$114,000
Audit related	-	-
Tax	-	-
Other	-	-

Total	$117,162	$114,000

Audit-Related fees are attributable to (i) quarterly review services connected with our filing of our quarterly reports, Forms 10-QSB (ii) services performed in connection with SB-2 registration statement and (iii) services performed in connection with the SEC comment letter on our 2004 Form 10-KSB. Aidman, Piser & Company, P.A. did not perform any professional services with respect to information systems design and implementation for the years ended December 31, 2007 and 2006.

The Board of Directors has considered whether the Audit-Related services provided by Rottenberg, Merril, Solomon, Bertiger and Guttilla, P.C. and Aidman, Piser & Company, P.A. are compatible with maintaining that firm’s independence.

From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Board of Directors has approved audit services provided by Aidman, Piser & Company, P.A. No non-audit procedures were performed during 2007.

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(UNREVIEWED AND UNAUDITED)

(UNAUDITED)
December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$3,933
Account receivable	1,869
Inventory	10,303
Prepaid expenses	14,656
Total current assets	30,761

FURNITURE AND EQUIPMENT, less accumulated depreciation
of $130,695	37,502

OTHER ASSETS
Security deposits	9,025
Intangible assets, less accumulated amortization
of $1,715,961	3,527,081
Goodwill	3,615,393
Total other assets	7,151,499

TOTAL ASSETS	$7,219,762

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,078,369
Accrued compensation	526,438
Accrued expenses	1,009,652
Employee loans	18,178
Other liabilities	9,068
Related party loans, including $688,194 of accrued interest	4,103,779
Total current liabilities	6,745,484

LONG-TERM LIABILITIES
Stock settlement obligation:
Related party	961,538
Other	1,875,000
Total liabilities	9,582,022

COMMITMENTS AND CONTINGENCIES (notes 10, 11 and 12)	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, no par value, 500,000,000 shares authorized,
249,506,760 shares issued and outstanding	22,870,050
Additional paid-in capital	3,803,031
Accumulated deficit	(28,929,999)
Accumulated other comprehensive loss	(105,342)
Total stockholders' deficit	(2,362,260)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,219,762

The accompanying notes are an integral part
of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNREVIEWED AND UNAUDITED)

	(UNAUDITED)
	Year	Year
	ended	ended
	December 31, 2007	December 31, 2006

REVENUE	$17,621	$225,086

COST OF REVENUE and Amortization,
exclusive ofdepreciation and
amortization shown below	14,519	79,805

GROSS PROFIT	3,102	145,281

OPERATING EXPENSES
Selling, general and administrative	3,308,255	1,838,740
Research and development	1,149,356	1,994,797
Impairment loss on intangible asset	-	585,000
Depreciation and amortization	460,302	541,278
Total Operating Expenses	4,917,913	4,959,815

OPERATING LOSS	(4,914,811)	(4,814,534)

OTHER INCOME (EXPENSES)
Interest expense	(186,904)	(198,999)
Loss on related party debt
debt extinguishment	(1,560,000)	-
Other, net	85,604	40,180

LOSS BEFORE INCOME TAXES	(6,576,111)	(4,973,353)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(6,576,111)	$(4,973,353)

LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and Diluted	245,197,535	199,425,481

The accompanying notes are an integral part
of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

(UNREVIEWED AND UNAUDITED)

						Accumulated
			Additional		Other	Other
	Common	Stock	Paid-in	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Loss	Total

Balance, January 1, 2006	189,006,760	$16,307,050	$3,503,681	$(17,380,535)		$34,525	$2,464,721

Stock issued for services	8,466,666	616,000	-	-	-	-	616,000

Stock issued for conversion
of liabilities	4,500,000	162,000	-	-	-	-	162,000

Stock options issued for services	-	-	299,350	-	-	-	299,350

Exercise of stock options	3,500,000	175,000	-	-	-	-	175,000

Comprehensive loss:
Net loss	-	-	-	(4,973,353)	($4,973,353)		(4,973,353)
Foreign currency translation
adjustment	-	-	-	-	(55,380)	(55,380)	(55,380)

Comprehensive loss					($5,028,733)

Balance, December 31, 2006	205,473,426	$17,260,050	$3,803,031	$(22,353,888)		$(20,855)	$(1,311,662)

Stock issued for services	14,033,334	1,710,000	-	-	-	-	1,710,000

Stock issued for extinguishment
of related party loans	30,000,000	3,900,000	-	-	-	-	3,900,000

Comprehensive loss:
Net loss	-	-	-	(6,576,111)	($6,576,111)		(6,576,111)
Foreign currency translation
adjustment	-	-	-	-	(84,487)	(84,487)	(84,487)

Comprehensive loss					($6,660,598)

Balance, December 31, 2007	249,506,760	$22,870,050	$3,803,031	$(28,929,999)		$(105,342)	$(2,362,260)

The accompanying notes are an integral part
of these financial statements

NANOBAC PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNREVIEWED AND UNAUDITED)

	(UNAUDITED)
	Year ended	Year ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,576,111)	$(4,973,353)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	460,302	541,278
Impairment loss on intangible asset	-	585,000
Loss on disposition of fixed assets	-	18,330
Loss on settlement of stock obligation	1,560,000	-
Charges for common stock and options issued for services	1,710,000	665,350
Loss on stock issued for conversion of liabilities	-	40,500
Interest expense accrued for related party loan	183,866	198,999
Net (increase) decrease in assets:
Accounts receivable	(1,161)	2,575
Inventory	56,049	50,928
Other assets	5,282	39,660
Net increase (decrease) in liabilities:
Accounts payable	669,704	94,733
Accrued compensation	439,053	120,827
Accrued expenses	582,130	50,648
Deferred revenue	-	(20,357)
Total adjustments	5,665,225	2,388,471
Net cash flows from operating activities	(910,886)	(2,584,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(1,533)	(12,759)
Refund of security deposit	50,400	-
Payment of security deposit	(300)	(2,731)
Net cash flows from investing activities	48,567	(15,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	892,708	2,740,019
Proceeds from employee loans	18,178	2,601
Payment of notes payable	-	(53,675)
Net cash flows from financing activities	910,886	2,688,945

Effect of exchange rate changes	(84,139)	(58,043)

Net change in cash	(35,572)	30,530
Cash balance, beginning of year	39,505	8,975
Cash balance, end of year	$3,933	$39,505

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,038	$-

Supplemental schedule of non-cash investing and financing activities:
Common stock and options issued in exchange for current liabilities	$2,340,000	$412,000
Options exercised for reduction in accrued compensation	$-	$175,000
Property and equipment exchanged for reduction in stockholder loan	$-	$6,546

The accompanying notes are an integral part
of these financial statements

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
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

Liquidity and management plans

The accompanying consolidated financial statements have been prepared assuming that NNBP will continue as a going concern. The Company has incurred recurring losses and has a large working capital deficiency at December 31, 2007. The Company is dependent on the continued financing from outside investors including related party loans. All of these matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that NNBP will need to raise additional capital in order to launch new clinical trials, fund research and development for new treatment areas, and general working capital requirements. Capital may be raised through further sales of equity securities, which may result in dilution of the position of current stockholders. At this time, there are no firm commitments to invest in NNBP.

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
YEARS ENDED DECEMBER 31, 2007 AND 2006
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

Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to which the goodwill relates (the Company’s enterprise value) to its book value, including goodwill. If the fair value of the reporting unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. There were no impairment adjustments recorded in 2007. As described in Note 7, during the year ended December 31, 2006, the Company’s Product Rights intangible asset was deemed fully impaired based on the Company terminating the marketing and sales of dietary supplements and therefore the asset is not expected to be recoverable from the use or eventual disposition of the asset.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
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

Loss per share

Loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The effect of incremental shares from common stock equivalents (options and warrants - see Note 9) is not included in the calculation of net loss per share as the inclusion of such common stock equivalents would be anti-dilutive. Accordingly, fully dilutive shares outstanding equal basic shares outstanding as of December 31, 2007 and 2006.

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments related to our Finland operations. Accumulated other comprehensive income has no applicable income tax.

Financial Instruments

The Company accounts, classifies and measures certain financial instruments with characteristics of both liabilities and equity in accordance with Financial Accounting Standards Board Statement No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). Pursuant to FAS 150, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception requires the issuer to classify the financial instrument as a liability. Further, the liability is to be measured initially and subsequently at the fair value that the financial instrument obligates the issuer to convey to the holder at the settlement date. The shares issued in connection with the 2005 and 2004 Subscription Agreement transactions discussed in Note 10 are stock settlement obligations and, as such, have been presented in the accompanying consolidated balance sheet as a liability.

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
YEARS ENDED DECEMBER 31, 2007 AND 2006
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

Recent accounting pronouncements

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the above statement, as amended, to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which will become effective in 2009 via prospective application to new business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company will adopt this Statement in fiscal year 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company does not have any noncontrolling interests in other entities and does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The company does not expect the adoption of this Statement to have a material effect on the Company’s financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(UNREVIEWED AND UNAUDITED)

1. Nature of operations and summary of significant accounting policies (continued)

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Furniture and equipment

Furniture and equipment at December 31, 2007 is summarized as follows:

Computer equipment	$21,179
Computer software	17,982
Lab equipment	101,701
Office equipment	16,624
Furniture and fixtures	10,711

168,197
Accumulated Depreciation	(130,695)

$37,502

Depreciation expense for the years ended December 31, 2007 and 2006 was $23,382 and $36,858, respectively.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(UNREVIEWED AND UNAUDITED)

3. Goodwill and Other Intangible Assets

Goodwill relates to the 2003 acquisition of Nanobac Sciences, LLC (formerly known as NanobacLabs, LLC) and the 2004 acquisition of Nanobac OY. Other intangible assets as of December 31, 2006 are summarized as follows:

Patents	5,243,042
Less accumulated amortization	(1,715,961)
$3,527,081

Amortization expense for the years ended December 31, 2007 and 2006 was $436,920 and $504,420, respectively. Expected future amortization is summarized as follows:

Year ending December 31,
2008	$436,920
2009	436,920
2010	436,920
2011	436,920
2012	436,920
Thereafter	1,342,481

$3,527,081

Recoverability of the Company’s intangibles is dependent upon the successful commercialization of its technologies related to nanobacteria. While management believes there is a significant market for products to which these technologies can be applied, substantial additional financing will be required in order to successfully develop the technology. Should required funding not be available at acceptable terms, if at all, then future impairment changes may result with regard to the Company’s intangible assets.

4. Geographic Information

The Company operates in a single business segment. Geographic information is summarized as follows:

	Year ended December 31,
	2007	2006
Revenue
United States	$540	$204,272
Finland	17,081	20,814
	$17,621	$225,086
Assets	-	-
United States	$7,012,428
Finland	207,334
	$7,219,762

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(UNREVIEWED AND UNAUDITED

The geographic classification of revenue was based upon the domicile of the entity from which the revenue was earned.

5. Income taxes

There was no current or deferred provision or benefit for income taxes for the years ended December 31, 2007 and 2006. The components of deferred tax asset as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset:
Net operating loss carryforwards	$6,474,000	$5,887,000
Accrued expenses	599,000	97,000
Valuation allowance	(7,073,000)	(5,984,000)
Deferred tax asset net of valuation allowance	$-	$-

As of December 31, 2007, the Company had approximately $18 million of net operating loss carryforwards which expire between 2016 and 2027.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rates of 34% to the loss before income taxes:

	2007	2006
Statutory tax benefit	$2,301,000	$1,696,000
State taxes, net of federal benefit	253,000	173,000
Nondeductible expense for common
stock issued for services	(1,275,000)	(185,000)
Amortization of intangible assets	(170,000)	(197,000)
Nontaxable impairment loss	(6,000)	(228,000)
Increase in valuation allowance	(1,110,000)	(1,285,000)
Other, net	7,000	26,000

	$0	$0

Changes in the valuation allowance during the year ended December 31, 2007 were as follows:

Valuation allowance, beginning of year	$5,957,000
Increase from continuing operations	1,110,000
Impact of adoption of FIN 48	6,000

Valuation allowance, end of year	$7,073,000

As a result of the implementation of FIN 48, the Company recognized a $6,000 decrease in the deferred tax asset related to net operating loss. As this loss was wholly offset by the Company’s valuation adjustment, there was no impact on retained earnings as of January 1, 2007 from the adoption of this standard.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(UNREVIEWED AND UNAUDITED)

6. Related party transactions

Related parties have provided working capital loans to NNBP throughout 2006 and 2007. These loans bear interest at the rate of 5% per annum and are due on demand. During January 2007, $2.3 million of the above loan was exchanged for 30,000,000 shares of the Company’s common stock. For financial reporting purposes, these shares were valued at approximately $3.9 million. The difference between the value for financial reporting purposes of the shares and the amount of the debt was recorded as a loss on related party debt extinguishment. In determining the ratio of debt for stock in the related party conversion, the valuation utilized in the Subscription Agreements with unaffiliated investors was used. The remaining loan balance at December 31, 2007 was approximately $4.1 million. Interest expense for the above loan for the years ended December 31, 2007 and 2006 was approximately $183,000 and $200,000, respectively.

Accounts payable includes $98,000 of consulting fees and travel expenses due to our Director of Clinical Research who is also a member of the Board of Directors.

7. Accrued Expenses

Accrued expenses at December 31, 2007 are summarized as follows:

Accrued professional fees	$122,000
Payroll taxes and benefits	4,680
Legal judgments	560,568
Legal contingencies	306,502
Other	15,902

$1,009,652

8. Discontinuance of product line and abandonment of lease

During March 2006, the Company’s management established a plan for Nanobac to discontinue the sale of dietary supplements and the Company’s focus to be exclusively on the science that is expected to ultimately lead to drug discovery and the development of diagnostic products. Effective March 30, 2006, the Company assigned the dietary supplement product rights to an entity owned by the primary stockholder for no compensation. As a result of the above decision, a charge to earnings of $585,000 for the impairment of the product rights intangible asset (the net book value of the then unamortized product rights) has been recognized in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2006. No other assets or liabilities are conveyed in connection with this transaction.

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

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(UNREVIEWED AND UNAUDITED)

9. Stockholders' equity

Preferred stock

The holder(s) of preferred shares are entitled to receive non-cumulative dividends not to exceed $.10 per share when and as declared by the Board of Directors. In the event of any liquidation, dissolution or winding down of the company, either voluntary or involuntary, the holder(s) of each preferred share shall be entitled to be paid on an amount equal to $4.00 per share. In the event that the Company authorizes the redemption of all or any preferred shares, the redemption price shall be $4.30 per share. The preferred shares are convertible at any time into common at the ratio of 44.11 common shares to one preferred share. Holders of preferred shares have a right to cast eight votes per preferred share and the right to elect 50% of the authorized members of the board of directors. As of and for the years ended December 31, 2007 and 2006, there were no preferred shares issued or outstanding.

Common stock, preferred stock and warrant issuances

During December 2007, the Company increased its authorized shares from 250,000,000 to 500,000,000 shares.

From August 2004 through February 2005, the Company entered into Subscription Agreements with three unaffiliated investors. Under the terms of the Subscription Agreements, the Company received cash of $852,500 (net of $122,500 of expenses) through December 31, 2006. The Company is to receive additional cash of approximately $800,000 (net of expenses) within five days of registering the common shares and warrants issued as a result of the Subscription Agreements. The number of common shares to be issued is equal to the amount received divided by the lesser of $.12 or 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective (“Fixed Price”). These amounts are classified as Stock Settlement Liability at December 31, 2007. In addition, the Subscription Agreements provide for the issuance of warrants equal to the number of common shares issued. Fifty percent (50%) of the warrants are exercisable at 110% of the Fixed Price and the remaining 50% of the warrants are exercisable at 150% of the Fixed Price. Unexercised warrants will expire December 31, 2008. The Company had agreed to use its best efforts to promptly register the common shares and warrants.

During December 2004, the Company entered into a Subscription Agreement with a related party. Under the terms of the Subscription Agreement, the Company received cash of $500,000 during the year ended December 31, 2004. The Company is to receive additional cash of $500,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. All other terms of the Subscription Agreement are substantially the same as the Subscription Agreements to the unaffiliated investors described in the preceding paragraph. This amount is classified as Stock Settlement Liability at December 31, 2007.

During 2006, the related party acquired the rights and obligations under the above Stock Subscription Agreements from two of the three unaffiliated investors except for common stock previously issued to these investors and 2.7 million of the warrants. At December 31, 2007, the related party has the rights to approximately 56% of the above stock subscription agreements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(UNREVIEWED AND UNAUDITED)

9 Stockholders' equity (continued)

As a result of the above Subscription Agreements, at December 31, 2007, the Company has issued 12,291,667 shares of common shares, which represents the minimum number of shares to be issued under the Subscription Agreements in exchange for cash received through December 31, 2007. If the price of the Company’s stock is less than $0.23 per share when the Company’s registration statement is declared effective, the Company will be required to issue additional shares under the above Subscription Agreements equal to a price of 52% of the average closing bid price of the Company’s common stock on the five trading days immediately prior to the date on which the registration statement is declared effective. As of December 31, 2007, the registration statement had not been declared effective.

The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on NNBP’s closing bid price when a registration statement is declared effective. As a result, the $1.5 million of cash received under the Subscription Agreements through December 31, 2006 is included in long-term liabilities. In addition, the Company measured the value of the variable number of shares to be issued under the Subscription Agreements at the fair value that the financial instrument obligates the Company to convey to the holder at the settlement date. As a result of this measurement, an additional $1.3 million is included in long-term liabilities at December 31, 2007.

On January 29, 2007, the Company issued 12,000,000 shares of the Company’s common stock valued for financial reporting purposes at $1.6 million to the members of the Board of Directors for services. On January 29, 2007, 30,000,000 shares were issued to related parties in exchange for the reduction of the related party loans (see Note 6).

In August 2007, the Company issued 2,033,334 shares of the Company’s common stock valued for financial reporting purposes at $150,000, to three consultants for services, which was recorded as a charge in the statement of operations during the year ended December 31, 2007 as the issuance was not revocable by the Company.

In May 2006, the Company entered into an agreement with Redwood Consultants, LLC (“Redwood”) whereby Redwood provided the Company with investor communications and public relations services. Under the terms of the agreement, the Company issued 8,000,000 shares of the Company’s common stock valued for financial reporting purposes at $560,000, which was recorded as a charge in the statement of operations during the year ended December 31, 2006 as the issuance was not revocable by the Company. The agreement remained in effect through May 8, 2007.

In July 2006, the Company entered into an agreement with Wall Street Resources, Inc. (“Wall Street”) whereby Wall Street provided the Company with written analytical coverage and reports and advised and assisted the Company in developing and implementing a business plan, strategy and objectives to present to the financial community. The agreement requires the Company to issue 466,667 shares of the Company’s common stock valued for financial reporting purposes at $56,000 and pay $15,000 cash to Wall Street upon the issuance of Wall Street’s initial report, which was dated September 12, 2006. The agreement remained in effect through March 11, 2007.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(UNREVIEWED AND UNAUDITED)

9 Stockholders' equity (continued)

Stock Options

Effective July 2006 and November 2006, the Company amended the employment agreements for two employees to settle $225,000 of bonuses that were due to these employees through the issuance of options to acquire 4,250,000 shares of the Company’s common stock with an exercise price of $0.05 per common share, with immediate vesting. These employees exercised a portion of these options to acquire 3,500,000 shares of the Company’s common stock in December 2006. No proceeds were received by the Company for the exercise price as the Company granted additional compensation to the option holder equal to the exercise price. In accordance with SFAS No. 123R, these grants were valued for financial reporting purposes at approximately $300,000 using the Black-Scholes valuation model and assuming a risk-free interest rate of 5.00% and 5.25%, volatility of 100% and an expected term of 60 months. The stock option grants were approved by a corporate officer who has been provided this authority by the Board of Directors. At December 31, 2007, the Company did not have a formal stock option plan for the above stock option issuances. The following table summarizes stock option activity for the years ended December 31, 2007 and 2006:

Outstanding at December 31, 2005	-
Granted	4,250,000
Exercised	(3,500,000)
Outstanding at December 31, 2006	750,000
Granted	-
Exercised	-
Outstanding at December 31, 2007	750,000

The following table summarizes information about stock options outstanding at December 31, 2007:

		Weighted average
	Number	remaining	Number	Intrinsic
Exercise price	outstanding	contractual life	exercisable	value
$ 0.05	750,000	8.7	750,000	$0

Warrants

As of December 31, 2007, the following warrants were outstanding:

Number	Exercise Price	Expiration
5,000,000	$0.005	August 2009
1,666,666	$0.01 to $0.06	April 2016
6,666,666

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(UNREVIEWED AND UNAUDITED)

10 Commitments

The Company leases administrative and laboratory facilities and office equipment under cancelable and non-cancelable operating leases that expire through June 2010. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2006:

Year ending December 31,
2008	$64,213
2009	59,654
2010	29,957

$153,824

Rent expense on operating leases for the years ended December 31, 2007 and 2006 was approximately $71,000 and $183,000, respectively.

11 Contingencies

The Company has entered into an employment agreement with an employee which expires in 2009. This employment agreement may require the issuance of $225,000 of equity based compensation on an annual basis in addition to base compensation.

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

On January 19, 2006, the Company was served with a civil action as filed in the Superior Court of Fulton County State of Georgia by EliteCorp Atlanta, LLC (“EliteCorp”). This suit alleges that the Company is liable for approximately $318,000 of liabilities plus approximately $110,000 interest for services performed by the plaintiffs for HealthCentrics, Inc. in 2003 and 2004. The Company responded to this action on February 17, 2006 and denied virtually all the allegations of EliteCorp. A judgment was awarded to EliteCorp in 2007. A $481,000 liability has been included in the accompanying balance sheet for this matter.

During January 2007, the Company, along with the Company’s Chief Executive Officer and a Board of Director member was served with civil action in the Circuit Court of Cook County, Illinois by Nutmeg Group LLC, the sole unaffiliated holder of subscription agreements described in Note 9. The suit is seeking damages for alleged breaches of contract by the Company and the affiliates as a result of the alleged failure to deliver stock and warrants that were allegedly due to be delivered under certain subscription agreements between the parties. The Company has filed a motion to quash summons, contending there is no jurisdiction in Illinois for this matter. The amount of damages, if any, that will be payable under this legal action is currently unknown and, as such, no liability has been recorded in the financial statements.

NANOBAC PHARMACEUTICALS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(UNREVIEWED AND UNAUDITED)

11 Contingencies (continued)

During October 2007, the Company was served with a civil action in the District Court of Harris County, Texas 61st Judicial District by Neva Ciftcioglu (“Ciftcioglu”), a former employee. The petition and subsequent amended petitions and motion for default judgment allege that Nanobac owes Ciftcioglu unpaid compensation of $95,000 and 5 million shares of Nanobac’s common stock. Ciftcioglu is seeking to have a substantial portion of Nanobac’s intellectual property assigned to her as settlement for her claim. The Company is defending this lawsuit as the Company does not believe Ciftcioglu is entitled to intellectual property. A $110,000 liability has been included in accrued payroll in the accompanying financial statements for unpaid wages to Ciftcioglu’s claim, related payroll taxes and related legal costs. No liability has been recorded for the 5 million shares of Nanobac stock as 5,000,000 shares were issued to Ciftcioglu in 2004 and are already included in the Company’s outstanding common stock.

12 Quarterly Data (unaudited)

	Mar 31	Jun 30	Sep 30	Dec 31
2007 Quarter ended
Revenue	$5,012	$2,432	$5,809	$4,368
Gross profit	$752	$530	$1,142	$678
Net loss	($3,856,718)	($716,562)	($835,763)	($1,167,068)
Loss per share:
Basic and Diluted	($0.01)	$0.00	$0.00	($0.02)

2006 Quarter ended
Revenue	$161,286	$37,565	$23,894	$2,341
Gross profit	$116,091	$14,942	$12,608	$1,640
Net loss	($1,487,687)	($1,395,460)	($787,183)	($1,303,023)
Loss per share:
Basic and Diluted	($0.01)	$0.00	$0.00	($0.01)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on April 14, 2008.

Nanobac Pharmaceuticals, Incorporated

By:	/s/ John D. Stanton
John D. Stanton Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2008.

Signature	Title

/s/ John D. Stanton John D. Stanton	Chairman of the Board of Directors Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ Benedict S. Maniscalco Benedict S. Maniscalco, M.D.	Director, Director of Clinical Research and Medical Director

/s/ Alexander H. Edwards III Alexander H. Edwards III	Director

/s/ Stephan Rechtschaffen Stephan Rechtschaffen, M.D.	Director